Form 10QSB
period 1995-03-31
SJNB FINANCIAL CORP
filed 1995-05-15
CIK 721161

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                       or

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For the transition period from____________to____________

         Commission File Number:                0-11771
                                 ---------------------------------------
                              SJNB FINANCIAL CORP.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

          California                                       77-0058227
- -------------------------------                        -----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA                         95113
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (408)  947-7562
                                 ---------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if changed, since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes    X   No
                                                           ------    ------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        2,373,160 shares of common stock outstanding as of April 17, 1995.

Transitional Small Business Disclosure Format;         Yes       No   X
                                                           -----    ------

PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
ITEM 1. - FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Condensed Consolidated Balance Sheets                                   3

     Condensed Consolidated Statements of Operations                         4

     Condensed Consolidated Statements of Cash Flows                         5

     Notes to Unaudited Condensed Consolidated Financial Statements          6


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION                                                 7-27


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                   28

ITEM 2.  CHANGES IN SECURITIES                                               28

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 28

ITEM 5.  OTHER INFORMATION                                                   28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    28

SIGNATURES                                                                   29

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)


                                                      March 31,  December 31,
                      ASSETS                             1995         1994
- --------------------------------------------------------------------------------

Cash and due from banks                                $12,977       $14,591
Money market investments                                15,400        -----
Investment securities:
  Held to maturity (Market value: $14,365 at
   March 31, 1995 and $13,392 at
   December 31, 1994)                                   14,533        13,859
  Available for sale                                    18,751        18,706
Loans                                                  134,251       144,399
Loans available for sale                                 7,020         5,008
Allowance for possible loan losses                      (3,407)       (3,311)
- --------------------------------------------------------------------------------
  Loans, net                                           137,864       146,096
- --------------------------------------------------------------------------------
Premises and equipment, net                              3,380         3,022
Other real estate owned                                  1,408         1,495
Accrued interest receivable and other assets             2,239         3,267
Intangibles, net of accumulated amortization
 of $306 and $166                                        4,819         4,913
- --------------------------------------------------------------------------------
     Total                                            $211,371      $205,949
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                  $47,582      $54,003
  Interest-bearing                                     127,829      126,285
- --------------------------------------------------------------------------------
     Total deposits                                    175,411      180,287
- --------------------------------------------------------------------------------
Other short-term borrowings                              9,000      -----
Accrued interest payable and other liabilities           2,695        2,220
- --------------------------------------------------------------------------------
     TOTAL LIABILITIES                                 187,106      182,507
- --------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000,000
     shares; issued and outstanding, 2,373,160 shares
     at March 31, 1995 and 2,362,550 shares at
     December 31, 1994                                  19,464       19,421
  Retained earnings                                      4,929        4,278
  Net unrealized loss on securities available for         (128)        (257)
     sale
- --------------------------------------------------------------------------------
     Total shareholders' equity                         24,264       23,442
- --------------------------------------------------------------------------------
Commitments and contingencies                              ---          ---
- --------------------------------------------------------------------------------
     Total                                            $211,371     $205,949
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                 Condensed Consolidated Statement of Operations
           (dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                          Quarter ended
                                                            March 31,
                                                     ------------------------
                                                       1995           1994
- -----------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                            $4,161         $2,275
  Interest on investment securities held to maturity       224             97
  Interest and dividends on investment securities          230             73
  available for sale
  Interest on money market investments                      31             36
  Other interest and investment income                     (18)            62
- -----------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                4,628          2,543
- -----------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest expense on interest-bearing deposits:
    Certificates of deposit over $100                      415            209
    Other                                                  891            339
- -----------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                               1,306            548
- -----------------------------------------------------------------------------
    NET INTEREST INCOME                                  3,322          1,995
- -----------------------------------------------------------------------------
Provision for possible loan losses                         210            150
- -----------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                              3,112          1,845
- -----------------------------------------------------------------------------
OTHER INCOME:
  Service charges on deposits                              131             83
  Other operating income                                   131             45
  Net gain (loss) on securities available for sale          (6)             2
  Gain on sale of SBA loans                                ----            75
- -----------------------------------------------------------------------------
     TOTAL OTHER INCOME                                    256            205
- -----------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and benefits                                  1,075            757
  Occupancy                                                207            124
  Other                                                    904            546
- -----------------------------------------------------------------------------
     TOTAL OTHER EXPENSES                                2,186          1,427
- -----------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES                          1,182            623
Income taxes                                               531            249
- -----------------------------------------------------------------------------
     NET INCOME                                           $651           $374
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

Net income per share                                     $0.27          $0.22
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
Weighted average number of shares outstanding        2,430,114      1,712,303
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------


See accompanying Notes to Unaudited Consolidated Financial Statements.
- --------------------------------------------------------------------------------

                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                            Quarter ended
                                                              March 31,
                                                      -----------------------
                                                          1995        1994
- -----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                              $651           $374
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for possible loan losses                     210            150
    Depreciation and amortization                          104             70
    Amortization on intangibles                            140           ----
    Net loss (gain) on securities available for sale         6             (2)
    Net gain on sale of other real estate owned             10           ----
      (Increase) decrease in loans available for
       sale, net                                        (2,012)           377
    Amortization of  premium on investment
       securities, net                                     (51)            12
    (Increase) decrease in accrued interest
       receivable and other assets                         897           (441)
    Increase in accrued interest payable and other
       liabilities                                         475            191
- ------------------------------------------------------------------------------
         Net cash provided by operating activities         430            731
- ------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of securities available for sale    4,202          2,076
  Maturities of securities held to maturity                145          1,240
  Purchase of securities available for sale             (3,998)        (4,239)
  Purchase of securities held to maturity                 (809)          ----
  Loans, net                                            10,110           (653)
  Capital expenditures                                    (461)           (91)
- ------------------------------------------------------------------------------
         Net cash provided by (used in) investing
          activities                                     9,189         (1,667)
- ------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                         (4,876)         4,984
  Other short-term borrowings                            9,000         (1,400)
  Proceeds from stock options exercised                     43           ----
- ------------------------------------------------------------------------------
          Net cash provided by financing activities      4,167          3,584
- ------------------------------------------------------------------------------
          Net increase in cash and equivalents          13,786          2,648
Cash and equivalents at beginning of year               14,591         11,052
- ------------------------------------------------------------------------------
Cash and equivalents at end of period                  $28,377        $13,700
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Other cash flow information:
  Interest paid                                         $1,266           $543
                                                        ------        -------
                                                        ------        -------
  Income taxes paid                                        ---           $150
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Noncash transactions:
  Transfer of loans to other real estate owned            $256           $840
  Unrealized gain (loss) on securities available
   for sale, net of tax                                    128           $(58)
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

See accompanying Notes to Unaudited Consolidated Financial Statements.
- ------------------------------------------------------------------------------

                       SJNB FINANCIAL CORP. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements


Note A    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The unaudited consolidated financial statements of SJNB Financial Corp. (the "Company") and its subsidiary, San Jose National Bank, are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods have been included and are normal and recurring. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year.

          Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

Note B    NET DEFERRED TAX ASSET

          As of March 31, 1995 the net deferred tax asset was approximately $401,000 which is included in the category "Accrued interest receivable and other assets" of the Company's condensed consolidated balance sheet. The Company believes that the net deferred tax asset is realizable through sufficient taxable income within the carryback periods and the current year's taxable income.

Note C    NET INCOME PER SHARE OF COMMON STOCK

          The weighted average number of common stock shares and common stock equivalent shares used in computing net income per share of common stock are set forth below for the periods indicated:

                                                  Quarter ended
                                                    March 31,
                                             ------------------------
                                                 1995        1994
                                             ------------------------
     Weighted average number of shares
      outstanding during the period           2,362,542    1,629,962
     Common stock equivalents                    67,572       82,341
                                             ------------------------
     Total                                    2,430,114    1,712,303
                                             ------------------------
                                             ------------------------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" and the "Bank"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 1995 and the liquidity and financial condition of the Company and SJNB as of March 31, 1995 and December 31, 1994.

The following presents selected financial data and ratios as of and for the three months ended March 31, 1995 and 1994:

SELECTED FINANCIAL DATA AND RATIOS
- ---------------------------------------------------------

                                       For the quarters
                                       ended March 31,
                                     --------------------
SELECTED ANNUALIZED RATIOS:            1995       1994
- ---------------------------------------------------------
Return on average equity               11.04%     9.39%
Return on average assets                1.32      1.18
Average equity to average assets       11.97     12.59
- ---------------------------------------------------------
- ---------------------------------------------------------




                                               At March 31,      At December 31,
- --------------------------------------------------------------------------------
OTHER STATISTICS AND SELECTED RATIOS:        1995        1994         1994
- --------------------------------------------------------------------------------
Shareholders' equity per share              $10.27      $10.05          $9.92

SELECTED RATIOS:
- --------------------------------------------------------------------------------
Leverage capital ratio                       9.98%      12.74%          9.33%
Nonperforming loans to total loans           3.13        3.63           3.67
Net chargeoffs to average loans               .31         .47           1.11
Allowance for loan losses to total loans     2.41        2.15           2.22
Allowance for loan losses to
  nonperforming loans                       76.94       59.21          60.45
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

SUMMARY OF FINANCIAL RESULTS

The Company reported net income of $651,000 or $.27 per share for the quarter ended March 31, 1995 compared with net income of $374,000 or $.22 per share for the first quarter of 1994. The improvement in earnings is due mainly to the acquisition of Business Bancorp ("BB") and its subsidiary California Business Bank ("CBB"), which was completed as of October 1, 1994, and an increase in the net interest margin. Average interest earning assets increased approximately $61 million from the first quarter of 1994. The increase in the net interest margin is due primarily to the increase in interest rates.

NET INTEREST INCOME

Net interest income for the quarter ended March 31, 1995 increased $1.3 million as compared to the same quarter a year ago. Net interest income is dependent primarily upon volume and net interest margin. The significant volume increase is attributable to the acquisition of CBB which had $59.8 million of interest earning assets as of the acquisition date. The Bank's prime rate averaged 6.02% during the first quarter of 1994, while during the first quarter of 1995 it averaged 8.83%. The impact of the Bank's hedging vehicles partially offset the effect of interest rate increase in 1995. Income from hedge contracts was $58,000 the first quarter of 1994 as compared to a cost of $25,000 for the first quarter of 1995, or a decrease of $83,000. See "Asset\Liability Management."

A substantial portion (an average of 25% and 32%, respectively, for the quarters ended March 31, 1995 and 1994) of the Bank's deposits are non-interest-bearing and therefore do not reprice when interest rates change. See "Funding." Due to the nature of the Company's market in which loans are generally tied to the prime rate, an increase in interest rates should positively affect the Company's future earnings, subject to the impact of the Bank's interest rate hedges. Increases in the prime rate since early 1994 have had a significant positive impact on net interest income. Should the trend of increasing interest rates level off, the Bank expects an increase in its cost of funds relative to the rates earned on its earning assets and a decrease in its net interest margin. See "Asset/Liability Management."

Net interest income also reflects the impact of nonperforming loans. Interest income on the loan portfolio is recorded on the accrual basis. However, the Company follows the practice of discontinuing the accrual of interest and reversing any accrued and unpaid interest when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. For these loans, interest is recorded when payment is received. See "Nonperforming Loans."

The effect of nonaccrual of interest income based on loans classified as nonaccrual at March 31, 1995 and 1994, is set forth in the following table:

IMPACT OF NONACCRUAL LOANS
(dollars in thousands)

                                                  Quarter ended
                                                    March 31,
                                              ---------------------
                                                 1995       1994
- -------------------------------------------------------------------
Interest revenue which would have been
 recorded under original terms                    $119        $59
Interest revenue actually realized                 (98)      ----
- -------------------------------------------------------------------
Negative impact on interest revenue                $21        $59
- -------------------------------------------------------------------
- -------------------------------------------------------------------

The negative impact on nonaccrual loans decreased during the first quarter of 1995 as compared to the first quarter of 1994. This was mainly due to the collection of a loan and the related recovery of interest income of approximately $94,000 which had previously been on nonaccrual status. In addition there was an increase in the amount of loans on nonaccrual status as of March 31, 1995 as compared to March 31, 1994, which accounted for the increase in the amount of interest revenue which would have been recorded, but, due to the nonaccrual status, was not. In July, 1993 the Bank placed a single commercial loan with a balance of approximately $2.5 million on nonaccrual status. See "Nonperforming Loans." As long as this particular loan is on nonaccrual, the impact of nonperforming loans on interest income will continue to be significant. In addition, should other loans become nonaccruing, the negative impact on the interest income could increase.

The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three months ended March 31, 1995 and 1994.

AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands, except for footnotes)

                                                                Quarter ended March 31,
                                        -------------------------------------------------------------------------
                                                        1995                                1994
- -----------------------------------------------------------------------------------------------------------------
                                           Average                 Average     Average                 Average
ASSETS                                     Balance     Interest    Yield (1)   Balance     Interest    Yield (1)
- -----------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans, net (2)                           $145,639    $4,161      11.59%      $98,371     $2,275      9.38%
  Securities held to maturity:
    Taxable (3)                              12,069       206       6.92         6,852         80      4.71
    Nontaxable (4)                            2,149        34       6.44         1,759         30      6.98
  Securities available for sale (5)          17,483       230       5.34         6,926         73      4.29
  Money market investments                    2,469        31       5.10         4,554         36      3.23
Interest rate hedging instruments              ----       (25)      ----          ----         58      ----
- ----------------------------------------------------------------             --------------------
      TOTAL INTEREST-EARNING ASSETS         179,809     4,637      10.46       118,462      2,552      8.74
- ----------------------------------------------------------------             --------------------
Allowance for possible loan losses           (3,408)                            (2,073)
Cash and due from banks                      10,861                              7,014
Bank premises and equipment, net              3,165                              2,502
Other real estate owned                       1,310                                989
Accrued interest receivable and
  other assets                                3,097                              1,636
Core deposit intangibles and
  goodwill, net                               4,870                               ----
- ---------------------------------------------------                          ----------
    Total                                  $199,704                           $128,530
- ---------------------------------------------------                          ----------
- ---------------------------------------------------                          ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                 $28,739       240       3.38        $8,447         28      1.35
    Money market and savings                 48,896       414       3.43        30,450        197      2.63
    Certificates of deposit:
      Less than $100,000                     15,770       184       4.73        12,566        110      3.55
      $100,000 or more                       33,385       415       5.04        23,826        209      3.55
- --------------------------------------------------------------               ---------------------
        Total certificates of
         deposits                            49,155       599       4.94        36,392        319      3.55
- --------------------------------------------------------------               ---------------------
Other short-term borrowings                   3,389        54       6.45           560          4      3.18
- --------------------------------------------------------------               ---------------------
       TOTAL INTEREST-BEARING
        LIABILITIES                         130,179     1,306       4.07        75,849        548      2.93
- --------------------------------------------------------------               ---------------------
Noninterest-bearing demand                   43,111                             35,687
Accrued interest payable and
  other liabilities                           2,509                                817
- ---------------------------------------------------                          ----------
      Total liabilities                     175,799                            112,353
- ---------------------------------------------------                          ----------
Shareholders' equity                         23,905                             16,177
- ---------------------------------------------------                          ----------
       Total                               $199,704                           $128,530
- ---------------------------------------------------                          ----------
- ---------------------------------------------------  ---------               ----------  ---------
NET INTEREST INCOME AND MARGIN (6)                     $3,331       7.51%                  $2,004      6.86%
- -----------------------------------                  ----------------------              ---------------------
- -----------------------------------                  ----------------------              ---------------------

 (1)  Rates are presented on an annualized basis.
 (2)  Includes loan fees of $284,000 for 1995, and $241,000 for 1994.
      Nonperforming loans have been included in average loan balances.
 (3)  Includes dividend income of $7,000 received in 1995 and $4,000 in 1994.
 (4) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($9,000 in 1995 and 1994).
 (5)  Includes dividend income of $59,000 and $42,000 received in 1995 and 1994.
 (6) The net interest margin represents the net interest income as a percentage of average earning assets.

Interest margin is affected by changes in volume, changes in rates, and a combination of changes in volume and rates. Volume changes are caused by differences in the level of earning assets, deposits and borrowings. Rate changes result in differences in yields earned on assets and rates paid on liabilities. Changes not solely attributable to volume or rates are allocated to volume and rate in proportion to the relationship to the absolute dollar amounts of changes in each. The following table shows the effect on the interest differential of volume and rate changes for the quarters ended March 31, 1995 and 1994.

VOLUME/RATE ANALYSIS
(dollars in thousands)

                                             Quarter ended March 31, 1995 vs.
                                             Quarter ended March 31, 1994
- --------------------------------------------------------------------------------
                                                    Increase (decrease)
                                                      due to change in
- --------------------------------------------------------------------------------
                                             Average    Average     Total
                                             Volume      Rate       Change
- --------------------------------------------------------------------------------
Interest income:
  Loans (1)                                  $1,266       $620      $1,886
  Securities:
    Taxable                                      78         48         126
    Nontaxable                                    6         (2)          4
    Available for sale                          135         22         157
  Money market investments                      (17)        12          (5)
- --------------------------------------------------------------------------------
     Total interest income                    1,468        700       2,168
- --------------------------------------------------------------------------------
Interest expense:
  Interest checking                              67        145         212
  Money market and savings                      120         97         217
  Certificates of deposits:
    Less than $100,000                           28         46          74
    $100,000 or greater                          84        122         206
  Other short-term borrowings                    22         28          50
- --------------------------------------------------------------------------------
      Total interest expense                    321        438         759
- --------------------------------------------------------------------------------
Interest rate hedging instruments               ---        (83)        (83)
- --------------------------------------------------------------------------------
Change in net interest income                $1,147       $179      $1,326
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

 (1) The effect of the change in loan fees is included as adjustment to the average rate.


PROVISION FOR POSSIBLE LOAN LOSSES

The level of the allowance for possible loan losses and therefore the related provision reflect the Company's judgment as to the inherent risks associated with the loan and lease portfolios. Based on management's evaluation of such risks, additions of $210,000 and $150,000 were made to the allowance for possible loan losses for the quarters ended March 31, 1995 and 1994, respectively. Management's determinations of the provision in 1995 and 1994 were based on the measurement of the possibility of future loan losses through various objective and subjective criteria and the impact of net charge-offs. Please refer to the section regarding the "Loan Portfolio" for a detailed discussion of loan quality and the allowance for possible loan losses.

OTHER INCOME

The following table sets forth the components of other income and the percentage distribution of such income for the quarters ended March 31, 1995 and 1994

OTHER INCOME
(dollars in thousands)





                                           Quarter ended March 31,
                              --------------------------------------------------
                                      1995                    1994
                                Amount     Percent      Amount     Percent
- --------------------------------------------------------------------------------
Depositor service charges         $131       51.25%        $83       40.49%
Other operating income            131        51.19          45       21.95
Gain on sale of SBA loans        ----         ----          75       36.59
Net loss on securities
 available for sale                 (6)      (2.44)         2          .97
- --------------------------------------------------------------------------------
    Total                         $256      100.00%       $205      100.00%
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Other income increased from $205,000 for the first quarter of 1994 to $256,000 for the first quarter of 1995. The increase relates primarlily to the increase in business due to the CBB acquisition.

OTHER EXPENSES

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:

OTHER EXPENSE AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)



                                            Quarter ended March 31,
                                ---------------------------------------------
                                         1995                 1994
                                   Amount   Percent *   Amount   Percent *
- -----------------------------------------------------------------------------
Salaries and benefits              $1,075       2.15%     $757       2.36%
Occupancy                             207        .42       124        .39
Amortization of core deposit
 intangibles and goodwill             140        .28     ----        ----
Regulators assessments                128        .26        82        .26
Data processing                       109        .22        72        .22
Business promotion                     87        .17        56        .17
Legal and professional fees            63        .13        54        .17
Client services paid by bank           62        .13        38        .12
Directors' fees and costs              60        .12        33        .10
Advertising                            46        .09        16        .05
Stationery and supplies                40        .08        29        .09
Loan and collection                    42        .08        57        .18
Net cost of foreclosed property       (11)      (.02)       33        .10
Other                                 138        .27        76        .23
- -----------------------------------------------------------------------------
     Total                         $2,186       4.38%   $1,427       4.44%
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

* The percentages are calculated by annualizing the quarter expense, and comparing that amount to average assets for the respective periods ended March 31, 1995 and 1994.


Total other expenses for the first quarter of 1995 increased $759,000 from the same quarter a year ago. The increase relates principally to the increased costs associated with the acquisition of CBB including the amortization of core deposit premium and goodwill. Most other costs showed an increase in amount, but remained stable or improved as a percent of average assets.

The net cost of other real estate owned are summarized below.


NET COST OF OTHER REAL ESTATE OWNED                        Quarter ended
(dollars in thousands)                                        March 31,
                                                    ----------------------------
                                                       1995             1994
- --------------------------------------------------------------------------------
Costs relating to foreclosed properties                  $10              $58
Gains on dispositions                                    (10)             ---
Income collected on foreclosed property                  (11)             (25)
- --------------------------------------------------------------------------------
Net cost of other real estate owned                     $(11)             $33
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

INCOME TAX PROVISION

The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "ACCOUNTING FOR INCOME TAXES" (SFAS No. 109). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period which includes the enactment date.

The effective tax rate of 45% for the quarter ended March 31, 1995 is affected by several items, the most significant of which are the amortization of the intangibles; estimates for tax exempt income; and the California Franchise Tax Board Enterprise Tax Zone Credit. The effective tax rate for the year ended December 31, 1994 was 42%.

FINANCIAL CONDITION AND EARNING ASSETS

Consolidated assets increased to $211.4 million at March 31, 1995 compared to $205.9 million at December 31, 1994. The increase primarily consisted of an increase in money market investments and was funded by an increase in short-term borrowings.

Money Market Investments

Money market investments, which include federal funds sold and liquid money market cash mutual funds, increased to $15.4 million at March 31, 1995 from zero at December 31, 1994. This increase related primarily to short-term borrowings increase of $9 million in addition to the reduction in the loans outstanding at March 31, 1995 as compared to December 31, 1994.


Securities

The following table shows the composition of the securities portfolio, at book value, at March 31, 1995 and December 31, 1994. There were no issuers of securities for which the book value of specific securities held by the Bank exceeded 10% of the Company's shareholders' equity, except U.S. Government Securities.

SECURITIES PORTFOLIO
(dollars in thousands)

                                                           March 31, 1995                    December 31, 1994
- ----------------------------------------------------------------------------------------------------------------------------------
                                                  Amortized  Unrealized    Market   Amortized   Unrealized   Market
                                                      Cost     Gain (Loss)   Value      Cost     Gain (Loss)    Value
- ----------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                                    $4,261        $(78)     $4,183     $4,260        $(159)     $4,101
  U. S. Government Agencies                          4,967         (92)      4,875       4,963        (211)      4,752
  State and municipal (nontaxable)                   2,457         (10)      2,447       1,797         (34)      1,763
  Mortgage backed                                    2,386          11       2,397       2,377         (63)      2,314
  Federal Reserve Bank Stock                           462        ----         462         462         ---         462
- ----------------------------------------------------------------------------------------------------------------------------------
   Securities held to maturity                      14,533        (169)     14,365      13,859        (467)     13,392
- ----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                    10,991         (75)     10,916       9,989        (203)      9,786
  U. S. Government Agencies                          3,939          7        3,946       4,960          (5)      4,955
  Mortgage backed                                       17           1          18          19          (1)         18
  Mutual funds                                       4,031        (160)      3,871       4,180        (233)      3,947
- ----------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale                  18,978         (227)     18,751      19,148        (442)     18,706
- ----------------------------------------------------------------------------------------------------------------------------------
  Total                                            $33,511       $(395)    $33,116     $33,007       $(909)    $32,098
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

Securities held to maturity include those securities which management has the ability and intent to hold to maturity. This decision is dependent upon the liquidity and asset/liability needs of the Bank and does not involve any specific type of securities except that all state and municipal securities will be included in the "held to maturity" category and all mutual funds are classified as "available for sale." The Bank's policy is to acquire generally "A" rated or better state and municipal securities. The specific issues are monitored for changes in financial condition and appropriate action would be taken if significant deterioration was noted. Management's policy is to reduce the market valuation risk of the investment portfolio by generally limiting portfolio maturities to 60 months or less. It is management's intent to maintain at least 50% of its total investment securities portfolio in U.S. Treasury and U.S. Government Agencies securities.

Net unrealized losses on securities held to maturity were $169,000 as of March 31, 1995 as compared to net unrealized losses of $467,000 as of December 31, 1994. The unrealized losses on both dates result from the significant increase in interest rates over the last fourteen months. The improvement in the unrealized losses since December 31, 1994 results from a decline in intermediate and long-term interest rates over this period. The increase in interest rates has an inverse effect on the value of securities for which the interest rate is fixed. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 2.59 years as of March 31, 1995. It is estimated that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.9%. This volatility decreases as the average maturity shortens. It is the intention of management to hold these securities to maturity and therefore this decline in value will be recognized over the life of the securities as the interest income is recognized.

Securities available for sale, which include all mutual funds, are acquired without the intent to hold until maturity. Any unrealized gain or loss is reflected in the carrying value of the security and reported net of income taxes in the equity section of the condensed consolidated balance sheets. Realized gains and losses are reported in the condensed consolidated statement of operations. The unrealized loss on securities available for sale as March 31, 1995 was $227,000 as compared to $442,000 at December 31, 1994. The Bank's weighted average maturity of the available for sale portfolio was approximately
1.07 years as of March 31, 1995. It is estimated that for each 1% change in interest rates the value of the Company's available for sale securities will change by 1.5%.

Mortgage backed securities are considered to have increased risks associated with them because of the timing of principal repayments. At March 31, 1995, the Bank had the following securities which were mortgage-backed related securities:




                                             Historical     Market
     (dollars in thousands)                     Cost        Value
     --------------------------------------------------------------

     Federal Home Loan Mortgage Corp.
       (U.S. Agency)                            $2,386      $2,397
     Federal National Mortgage Association
       (U.S. Agency)                                17          18
     Federated ARMs Funds *                      1,686       1,626
     Overland Variable Rate
       Government Fund*                          1,263       1,178
     --------------------------------------------------------------

* The assets of these mutual funds are invested mainly in adjustable rate U.S. Treasury or Agency securities.




Interest and dividend income earned on investment securities for the quarters ended March 31, 1995 and 1994 are as follows:

INTEREST AND DIVIDEND INCOME EARNED ON INVESTMENT SECURITIES
(dollars in thousands)


                                                        Quarter ended
                                                          March 31,
                                                    -------------------------
                                                       1995           1994
- -----------------------------------------------------------------------------
Securities held to maturity:
 U.S. Treasury                                           $53            $51
 U.S. Government agancies                                 95             25
 State and municipal (nontaxable)                         25             21
 Mortgage backed                                          52           ----
 Federal Reserve Bank Stock                                7              4
Securities available for sale:
 U.S. Treasury                                           134             31
 U.S. Government Agancies                                 37           ----
 Mortgage backed                                          (1)          ----
 Mutual funds                                             59             42
- -----------------------------------------------------------------------------
   Interest income                                      $461           $174
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------


Loan Portfolio

The following table provides a breakdown of the Company's consolidated loans by type of loan or borrower:

LOAN PORTFOLIO
(dollars in thousands)
                                       March 31, 1995            December 31, 1994
- ----------------------------------------------------------------------------------------
                                             Percentage                     Percentage
                                  Total       of Total           Total       of Total
                                  Amount        Loans            Amount        Loans
- ----------------------------------------------------------------------------------------
Commercial                        $42,707          30.23%       $49,018          32.81%
Real estate construction           10,294           7.29         16,343          10.94
Real estate-other                  64,267          45.49         63,104          42.23
Consumer                           10,111           7.16          9,461           6.34
Other                               7,684           5.44          7,362           4.93
Unearned fee income                  (812)          (.57)          (889)          (.60)
- ----------------------------------------------------------------------------------------
  Loan portfolio                  134,251          95.03%       144,399          96.65%
Loans available for sale            7,020           4.96          5,008           3.35
- ----------------------------------------------------------------------------------------
  Total loans                    $141,271         100.00%      $149,407         100.00%
- ----------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------

Consolidated loans decreased to $141.3 million at March 31, 1995 from $149.4 million at December 31, 1994. The decrease in the loan portfolio was mainly centered in the areas of the real estate construction and commercial loans. The decrease in real estate resulted from a substantial number of payoffs and fewer new construction projects due to the significant amount of rainfall in the Bank's market area throughout the period of January through March, 1995. The decline in commercial loans was attributable to a significant amount of loan paydowns and lower utilization of commitments, an effort by the Bank to reduce lower quality loans and expected attrition of several accounts obtained in the acquisition of CBB.

Economic conditions in Northern California has continued to improve during 1994 and early 1995. At the same time, the competitive environment within the Bank's marketplace has become more aggressive and the competition between lenders for additional loan growth has caused more competitive pricing. To the extent that such competitive pricing continues throughout 1995 and the Bank finds it necessary to meet such competition, the Bank's net interest margins could decline.

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor contracts is reliant upon the economic stability of Santa Clara County, which in some degree relies on the stability of high technology companies in its "Silicon Valley." Loans are generally made on the basis of a secure repayment source and collateral is generally a secondary source for loan qualification.

Approximately 58% of the loan portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other loans and certain other loans to real estate developers for short-term investment purposes (approximately 1% of the loan portfolio). Approximately 30% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

Inherent in any loan portfolio are risks associated with certain types of loans. The Company attempts to limit these risks through stringent loan policies and review procedures. Included in these policies are specific maximum loan-to-value (LTV) limitations as to various categories of real estate related loans. These ratios are as follows:

               Category of Real Estate Collateral            Maximum
               ----------------------------------            LTV Ratio
                                                             ---------
     Raw land                                                    50%
     Land Development                                            60%
     Construction:
      1-4 Single family residence,
       Less than $500,000                                        75%
       Greater than $500,000                                     70%
      Other                                                      70%
     Term loans (construction take-out and commercial)           70%
     Other improved property                                     70%
     Prime equity loans                                          75%

Any term loans on income producing properties must have a maximum debt service coverage of at least 1.2 to 1 for non-owner occupied property and at least 1.1 to 1 for owner occupied.

One of the significant risks associated with real estate lending is the possible existence of environmental risks or hazards on or in property affiliated with the loan. The Bank mitigates such risk through the use of an Environmental Risk Questionnaire for all loans secured by real estate. A Phase I environmental report is required if indicated by the questionnaire or if for any other reason it is determined appropriate. Other reasons would include the industry use of environmentally sensitive substances or the proximity to known other environmental problems. A Phase II report is required in certain cases, depending on the outcome of the Phase I report.

QUALITY OF LOANS

A consequence of lending activities is that losses will be experienced and that the amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. The allowance for possible loan losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for possible loan losses charged to expense and decreased by the amount of charge-offs net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment. The conclusion that a loan may become uncollectable (in whole or in part) and be charged off against the allowance is a matter of judgment. Similarly, the adequacy of the allowance for possible loan losses and the level of the related provision for possible loan losses is determined on a judgmental basis, after full review, including consideration of:

     -  Economic conditions;
     -  Borrowers' financial condition;
     -  Evaluation of industry trends;
     - Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management;
     -  Continuing evaluation of the performing loan portfolio;
     - Monthly review and evaluation of problem loans identified as having loss potential; and,
     -  Quarterly review by the Board of Directors.

In addition to the continuing internal assessment of the loan portfolio (and off-balance sheet credit risk, such as letters of credit, etc.), the consolidated financial statements are examined by independent accountants and the Company retains a consultant who performs credit reviews on a quarterly basis and who provides an assessment of the adequacy of the allowance for possible loan losses. Also, examinations of the loan portfolio are conducted periodically by the Federal banking regulators.

The Company utilizes a method of assigning a minimum and maximum loss ratio for each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.) Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. In addition, the methodology considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk and concentrations of credit. The methodology provides a systematic approach for the measurement of the possible existence of future loan losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering the objective in addition to subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. Management believes that the allowance for possible loan losses was determined as described above and therefore believes it to be an adequate allowance against losses inherent in the loan portfolio.

The allowance for possible loan losses is a general reserve available against the total loan portfolio and off-balance sheet credit exposure. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible losses on loans. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination. The most recent examinations conducted in June 1994 for the Bank and July 1993 for CBB did not result in any recommended adjustments to established allowances.

There is uncertainty concerning the future economic trends. Accordingly, it is not possible to predict the effect such uncertainty may have on the level of the provision for possible loan losses in future periods.

The allowance for possible loan losses was $3.4 million at March 31, 1995, or 2.4% of loans outstanding. The following schedule provides an analysis of the allowance for possible loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (dollars in thousands)


                                                                Quarter ended          Year ended
                                                                  March 31,           December 31,
                                                       -------------------------------------------
                                                            1995           1994           1994
- --------------------------------------------------------------------------------------------------
Balance, beginning of the period                           $3,311         $2,057         $2,057
Charge-offs by loan category:
  Commercial                                                  230             85            148
  Real estate-other                                             8            100            637
  Consumer                                                      -              -             73
  Other                                                         -              -            824
- --------------------------------------------------------------------------------------------------
    Total charge-offs                                         238            185          1,682
- --------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                                   18             15            192
  Real estate-other                                             -              -             10
  Consumer                                                      6              1              7
  Other                                                       100             53            222
- --------------------------------------------------------------------------------------------------
    Total recoveries                                          124             69            431
- --------------------------------------------------------------------------------------------------
Net charge-offs                                               114            116          1,251
- --------------------------------------------------------------------------------------------------
Provision charged to expense                                  210            150            600
Allowance relating to California Business Bank                  -              -          1,905
- --------------------------------------------------------------------------------------------------
                                                              ---            ---
Balance, end of the period                                 $3,407         $2,091         $3,311
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

Ratios:
Net charge-offs to average loans, annualized                 .31%           .47%          1.11%
Allowance to total loans at the end of the period            2.41           2.15           2.22
Allowance to nonperforming loans at end of the period       76.95          59.20          60.45
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------


Net chargeoffs were $114,000 or .31% (annualized) of average loans during the first quarter of 1995. During the same quarter a year ago, the Company experienced net chargeoffs of $116,000 or .47% (annualized) .

Commercial loan losses in the first quarter of 1995 involved five borrowers, one of which represents approximately $200,000. This loan was acquired in the CBB acquisition and appropriate allowances had been provided. There were no individually significant loans charged off during the first quarter of 1994.

The allowance for possible loan losses as a percent of loans was 2.41% at March 31, 1995 and 2.22% at December 31, 1994. The allowance for possible loan losses as a percent of nonperforming loans was approximately 77% at March 31, 1995 as compared to 60% at December 31, 1994. Nonperforming loans at March 31, 1995 were $4.4 million compared to $5.5 million at December 31, 1994. See "Nonperforming Loans" below.

Based on an evaluation of individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for possible loan losses as follows as of March 31, 1995 and December 31, 1994:

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(dollars in thousands)


                                                     March 31, 1995                    December 31, 1994
- --------------------------------------------------------------------------------------------------------------
                                                                 Percentage                        Percentage
                                                Amount of        of loans to      Amount of        of loans to
                                                Allowance        total loans      Allowance        total loans
- --------------------------------------------------------------------------------------------------------------
  Commercial                                       $756         31.93%              $1,192         33.96%
  Real estate construction                          282           7.25                 310          10.87
  Real estate-other                                 971          48.30               1,051          43.97
  Consumer                                          188           7.12                 219           6.29
  Other                                              96           5.41                  94           4.91
- --------------------------------------------------------------------------------------------------------------
  Unallocated                                     1,114           ---                  445           ---
    Total                                        $3,407        100.00%              $3,311        100.00%
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------


The allowance for possible loan losses is maintained without any internal allocation to the segments of the loan portfolio. The above schedule is being presented in accordance with the Securities and Exchange Commission's requirements to provide an allocation of the allowance. The allocation is based on subjective estimates that take into account historical loss experience and management's current assessment of the relative risk characteristics of the portfolio as of the reporting dates noted above and as described more fully under the section "Asset Quality - ALLOWANCE FOR POSSIBLE LOAN LOSSES".

NONPERFORMING LOANS

Loans for which the accrual of interest has been suspended and other loans with principal or interest contractually past due 90 days or more are set forth in the following table.

NONPERFORMING LOANS
(dollars in thousands)



                                                March 31,    December 31,
                                                  1995          1994
- ---------------------------------------------------------------------------
Loans accounted for on a non-accrual basis       $4,428    $5,395
Other loans with principal or interest
  contractually past
  due 90 days or more                              ----        83
- ---------------------------------------------------------------------------
    Total                                        $4,428    $5,478
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

The Company follows the practice of discontinuing the accrual of interest and reversing any accrued and unpaid interest when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

As of March 31, 1995, the Company had approximately $4.4 million of nonperforming loans, consisting of 12 loans, of which the most significant are summarized below.

SUMMARY OF SIGNIFICANT NONPERFORMING LOANS AS OF MARCH 31, 1995
(dollars in thousands)



 Purpose                   Amount        Description of Collateral                Date of Appraisal
- ---------------------------------------------------------------------------------------------------
 Business loan             $2,512        1st deed of trust on 22 acres of         October 1992
                                         bare land, San Jose and 2nd deed
                                         of trust on 579 acres of land,
                                         Saratoga, CA

 Land development             744        2nd deed of trust on five rural          August 1993
                                         lots and a 1st deed of trust on
                                         another lot, San Jose, CA
 Business loan                396        1st deed of trust of SFR,                January 1994
                                         Petaluma, CA
 Business loan                222        2nd deed of trust on commercial          August 1991
                                         building in Campbell, CA
 Land development             184        1st deed of trust of 11.7 acres,         August 1993
                                         San Jose, CA
 Real estate development      106        2nd deed of trust on SFR in              May 1993
                                         Piedmont, CA


Of the $4.4 million total nonperforming loans at March 31, 1995, $1.9 million were loans acquired from CBB. Although a significant percent of the nonperforming loans are secured by real estate collateral, most did not involve the lending of funds for real estate investment purposes. In most cases real estate was taken as collateral for additional protection and represented a secondary source of repayment.

The $2.5 million business loan noted above is secured by a junior deed of trust on 579 acres located in Saratoga, California. The senior position on this loan has a balance of approximately $1.15 million. In addition, SJNB holds a first deed of trust on a second parcel of approximately 22 acres located on Monterey Road in San Jose, California. The Bank believes the loan to be adequately secured, based on a 1992 appraisal on the Saratoga property, a 1994 appraisal on the Monterey Road property and the information the Bank has about current marketing efforts. As this loan is on nonaccrual, the Bank is not realizing approximately $70,000 of interest income per quarter for this loan. If the Bank completes its foreclosure of the 579 acre property and pays off the senior debt, the resulting amount of interest income not realized would increase to approximately $90,000 per quarter in total.

At December 31, 1994, there were 14 loans which were included as nonperforming loans. Of these loans, 11 were secured by commercial or residential real estate (approximately 89%) and three were secured by general business assets (approximately 11%).

Management conducts an ongoing evaluation and review of the loan portfolio in order to identify potential nonperforming loans. Management considers loans which are classified for regulatory purposes, loans which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of March 31, 1995, there were no significant loans which management has identified with respect to which known information causes management to have doubts about the borrower's abilities to comply with present repayment terms, such that the loans might subsequently be classified as nonperforming.

OTHER REAL ESTATE OWNED

At March 31, 1995, the Bank had four properties which were acquired through the foreclosure process in the amount of $1.4 million. A summary of the properties at March 31, 1995 and December 31, 1994 follows:


                                                                                      Carrying Value
 Description of Property                                               March 31, 1995                  December 31, 1994
 -----------------------                                               --------------                  -----------------
 72 berth marina, property sold January 1995, see note                      $800                               $800
   below
 Two vacant parcels, currently subject to a one-year                         304                                304
   sewer moratorium
 Single family residence                                                     256                              -----
 Commercial office converted from a SFR, participated                         48                                 48
   with SBA
 Other properties                                                          -----                                343
                                                                        -----------------------------------------------
      Total                                                               $1,408                             $1,495
                                                                        -----------------------------------------------
                                                                        -----------------------------------------------


At the time of foreclosure, any difference between the loan balance and the net realizable value of the collateral is charged to the allowance for possible loan losses. Foreclosed property is recorded at the lower of its revised basis or fair value, less estimated selling costs. Any subsequent decline in value is charged directly to the income statement. See "Financial Review - Other Expense" for the analysis of the net cost of other real estate owned for the quarters ended March 31, 1995 and 1994.

On December 31, 1994 the Bank entered into an agreement to sell the marina property which was acquired through the foreclosure process in early 1994 for $800,000. The Bank received a down payment of $100,000 and took back a note for the remainder. The property is subject to a cease and desist order from the Army Corps of Engineers specifying that there is to be no further encroachment of the protected wetlands area which is located on the marina property. In addition, the Army Corps of Engineers has suggested that certain cleanup of the wetlands be undertaken. The purchaser has agreed to expend $200,000 relating to this restoration and cleanup. If the Army Corps of Engineers does not accept the cleanup effort after the expenditure of the agreed $200,000 and prior to September 20, 1995, the purchaser has the right to return the property to the Bank and receive the amount of his down payment and the return to the $200,000 expended on the cleanup effort. If the property is returned, the Bank would be subject to any potential costs of any further environmental remediation. Due to the percentage of the down payment to total consideration and the contingency relating to the return of the property, the Bank has not recorded the sale and continues to classify the property as other real estate owned. The Bank will record the sale when the contingency expires and other conditions are met.

Commitments and Lines of Credit

It is the Bank's policy not to issue formal commitments or lines of credit except to a limited number of well-established and financially responsible local commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs.

Occasionally, such commitments are in the form of a letter of credit to facilitate the customer's particular business transaction. Commitments and lines of credit typically mature within one year. These commitments, to varying degrees, involve credit risk in excess of the amount recognized as either an asset or liability in the statement of financial position. The Company controls credit risk through its credit approval process. The same credit policies are used when entering into such commitments and lines of credit.

As of March 31, 1995 and December 31, 1994, the Company had undisbursed loan commitments to extend credit under normal lending arrangements as follows:


UNDISBURSED LOAN COMMITMENTS
(dollars in thousands)                        March 31,   December 31,
Loan Category                                   1995          1994
- ----------------------------------------------------------------------

Commercial                                      $22,702      $22,837
Real estate-other                                 2,504        3,658
Real estate construction                         11,713        9,314
Consumer                                          6,549        6,955
Other                                            12,397       11,832
- ----------------------------------------------------------------------
    Total                                       $55,865      $54,596
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

In addition at March 31, 1995 there was approximately $2.6 million for commitments under unused letters of credit.

FUNDING

The following table provides a breakdown of deposits by category as of the dates indicated:



DEPOSIT CATEGORIES
 (dollars in thousands)

                                                    March 31, 1995                 December 31, 1994
- ---------------------------------------------------------------------------------------------------------
                                                              Percentage                    Percentage
                                                  Total        of Total         Total        of Total
                                                 Amount        Deposits        Amount        Deposits
- ---------------------------------------------------------------------------------------------------------
Non-interest-bearing demand                     $47,582          27.13%       $54,002          29.95%
Interest-bearing demand                          29,965          17.08         29,041          16.11
Money market and savings                         48,213          27.49         47,170          26.16
Certificates of deposit:
  Less than $100,000                             15,866           9.04         16,038           8.90
  $100,000 or more                               33,785          19.26         34,036          18.88
- ---------------------------------------------------------------------------------------------------------
    Total                                      $175,411         100.00%      $180,287         100.00%
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------


Consolidated deposits as of March 31, 1995, were $175.4 million compared to $180.3 million at December 31, 1994. The decrease relates mainly to the decline in volatile title company escrow deposits, which declined from $6.2 million at December 31, 1994 to $2.7 million at March 31, 1995.

The Bank has been able to attract a high proportion of its deposits in the form of non-interest-bearing deposits. The Bank's primary business is commercially oriented and significant non-interest bearing deposits are maintained by its commercial customers. Non-interest bearing demand deposits include the aforementioned title company escrow deposits, which are cyclical in nature and are dependent upon the real estate activity in Santa Clara County. This activity has been negatively impacted by increased interest rates. This decline caused the percentage of non-interest-bearing balances to decrease to 27% as compared to 30% as of December 31, 1994. See "Liquidity."

The Bank also raises a substantial amount of funds through certificates of deposits of greater than $100,000. These deposits are usually at interest rates greater than other types of deposits and are more sensitive to interest rate changes. Historically, the Bank's overall cost of funds has been significantly less than its peer group. However, these certificates of deposits are usually more interest rate sensitive, and therefore their repricing, in an increasing interest rate environment, could negatively impact the Bank's net interest margin. See "Liquidity."

ASSET/LIABILITY MANAGEMENT

The Company defines interest rate sensitivity as the measurement of the mismatch in repricing characteristics of assets, liabilities and off-balance sheet instruments at a specified point in time. This mismatch, or interest rate sensitivity gap, represents the potential mismatch in the change in the rate of accrual of interest revenue and interest expense that would result from a change in interest rates. Mismatches in interest rate repricing among assets and liabilities arise primarily from the interaction of various customer businesses (i.e., types of loans versus the types of deposits maintained) and from management's discretionary investment and funds gathering activities. The Company attempts to manage its exposure to interest rate sensitivity; however due to its size and direct competition from the major banks, it must offer products which are competitive in the market place even if such products are not optimum with respect to its interest rate exposure.

The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others.

To counter its natural interest rate position, on May 10, 1994, the Bank entered into an interest rate "swap" in the amount of $10 million for a period of one year and an interest rate "floor" in the amount of $10 million for a period of five years. In the swap, the Bank has agreed to pay a floating rate equal to the prime rate of interest (which is currently 9.00%) in exchange for receiving a fixed rate (7.93%). The floating rate adjusts based on a daily average of the prime rate.

In the floor, the Bank has paid a fixed premium of $47,000, for which it will receive, for five years, the amount of interest on $10 million based on the difference of 7% and prime when prime is less than 7%. This will protect the Bank against decreases in its net income when the prime decreases to less than 7%. Settlement is done quarterly and the Bank records the impact of these hedges on an accrual basis.

The following table quantifies the Company's interest rate exposure at March 31, 1995 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. At March 31, 1995, the Company was, as noted above, asset sensitive in the near term. This table displays a static view of the Company's interest rate sensitivity position and does not consider the dynamics of the balance sheet and interest rate movements.


DISTRIBUTION OF REPRICING OPPORTUNITIES
At March 31, 1995
(dollars in thousands)

                                                             After three     After six      After one
                                                 Within       months but     months but     year but          After
                                                  three       within six     within one      within           five
                                                 months         months          year       five years         years        Total
- ------------------------------------------------------------------------------------------------------------------------------------
Investment securities-taxable                     -----          -----          -----        $11,614           $462        $12,076
Investment securities-non-taxable                 -----           $533          -----          1,924          -----          2,457
Securites available for sale                     $5,865            973         $5,889          6,006             18         18,751
Loans                                           125,510            443            355         11,584          3,379        141,271
- ------------------------------------------------------------------------------------------------------------------------------------
 Total earning assets                           131,374          1,950          6,244         31,128          3,859        174,556
- ------------------------------------------------------------------------------------------------------------------------------------
Interest checking, money market
  and savings                                    78,178          -----          -----          -----          -----         78,178
Certificates of deposit:
  Less than $100,000                              7,561          2,286          4,502          1,517          -----         15,866
  $100,000 or more                               20,008          7,515          5,563            699          -----         33,785
- ----------------------------------------------------------------------------------------------------                ----------------
 Total interest-bearing liabilities             105,747          9,801         10,065          2,216                       127,829
- ----------------------------------------------------------------------------------------------------        ------- ----------------
Interest rate gap                               $25,627        ($7,851)       ($3,821)       $28,912         $3,859        $46,727
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Cumulative interest rate gap                    $25,627        $17,776        $13,956        $42,867        $46,727
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Interest rate gap ratio                            1.24           0.20           0.62          14.05
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Cumulative interest rate gap ratio                 1.24           1.15           1.11           1.34           1.37
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

The maturities and yields of the investment portfolio at March 31, 1995 are shown below:



MATURITY AND YIELDS OF
INVESTMENT SECURITIES
At March 31, 1994
(dollars in thousands)

                                                                                Maturity
                                                      ------------------------------------------------------------------------------
                                                                                    After one year
                                           Carrying        Within one year          within five years          After ten years
                                             Value       Amount        Yield       Amount        Yield       Amount        Yield
- ------------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity
  U. S. Treasury                            $4,261         ----         ----       $4,261         5.01%        ----         ----
  U. S. Government Agencies                  4,967         ----         ----        4,967         6.14         ----         ----
  State and municipal                        2,457         $533         7.25%       1,924         6.75         ----         ----
  Mortgage backed                            2,386         ----         ----        2,386         7.90         ----         ----
  Other                                        462         ----         ----         ----         ----         $245         6.00%
- -----------------------------------------------------------------               ------------               ------------
    Total                                   14,533          533                    13,538                       245
- -----------------------------------------------------------------               ------------               ------------
Securities available for sale
  U. S. Treasury                            10,915        3,948         4.61        6,967         6.12         ----         ----
  U.S. Government Agencies                   3,946        2,937         6.11        1,009         7.63         ----         ----
  Mortgage backed                               18         ----         ----         ----         ----           18         0.00%
  Mutual funds                               3,863        3,863         5.33         ----         ----         ----         ----
- -----------------------------------------------------------------               ------------               ------------
    Total                                   18,742       10,748                     7,976                        18
- -----------------------------------------------------------------               ------------               ------------
  Total                                    $33,275      $11,281         5.37%     $21,514         6.23%        $263         5.59%
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at March 31, 1995. Approximately 88% of the commercial and real estate loan portfolio is priced with floating interest rates which limits the exposure to interest rate risk on long-term loans.


COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)

                                                         Balances maturing                Interest Rate Sensitivity
                                               --------------------------------------------------------------------
                                                                                            Predeter-
                                Balances at                      One                          mined        Floating
                                 March 31,     One year        year to         Over         interest       interest
                                   1995         or less      five years     five years        rates          rates
- -------------------------------------------------------------------------------------------------------------------
Commercial                       $43,539        $29,041        $12,514         $1,984         $2,014        $41,522
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Real estate-other                $70,458        $10,825        $27,474        $32,159        $12,917        $57,541
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Real estate construction         $10,294        $10,294            ---            ---            ---        $10,294
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

The above table does not take into account the possibility that a loan may be renewed at the time of maturity. In most circumstances, the Company treats a renewal request in substantially the same manner in which it considers the request for an initial extension of credit. The Company does not have a policy to automatically renew loans.

CAPITAL AND LIQUIDITY

Capital

The Company's book value per share was $10.22 and $9.92 on March 31, 1995 and December 31, 1994, respectively. Shareholders' equity was $24.3 million and $23.4 million as of March 31, 1995 and December 31, 1994, respectively.

The Federal Reserve Board's risk-based capital guidelines require that total capital be in excess of 8% of total assets on a risk-weighted basis. Under the guidelines for bank holding companies, capital requirements are based upon the composition of the consolidated asset base and the risk factors assigned to those assets. The guidelines characterize an institution's capital as being "Tier 1" capital (defined to be principally shareholders' equity) and "Tier 2" capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of loans, and other supplemental capital). The guidelines require the Company to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The Comptroller of the Currency also requires SJNB to maintain adequate capital. The Comptroller's current regulations require national banks to maintain a Tier 1 leverage capital ratio equal to at least 3% to 5% of total assets, depending on the Comptroller's evaluation of the Bank.

The Comptroller has also adopted risk-based capital requirements. Similar to the Federal Reserve's guidelines, the amount of capital the Comptroller will require a bank to maintain will be based upon the composition of its asset base and risk factors assigned to those assets. The guidelines require the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The capital of the Company and SJNB exceed the amount required by the various capital guidelines. The table below summarizes the various capital ratios of the Company and the Bank at March 31, 1995 and December 31, 1994.


RISK-BASED AND LEVERAGE CAPITAL RATIOS
(DOLLARS IN THOUSANDS)

COMPANY                                              March 31, 1995             December 31, 1994
                                              -------------------------------------------------------
RISK-BASED                                       Amount          Ratio         Amount          Ratio
                                              -------------------------------------------------------
Tier 1 capital                                  $19,445          12.00%       $18,530          10.93%
Tier 1 capital minimum requirement                6,482           4.00%         6,781           4.00%
                                              -------------------------------------------------------
  EXCESS                                        $12,964           8.00%       $11,749           6.93%
                                              -------------------------------------------------------
                                              -------------------------------------------------------
Total capital                                   $21,547          13.30%       $20,724          12.23%
Total capital minimum requirement                12,963           8.00%        13,561           8.00%
                                              -------------------------------------------------------
  EXCESS                                         $8,584           5.30%        $7,163           4.23%
                                              -------------------------------------------------------
                                              -------------------------------------------------------
Risk-adjusted assets                           $162,038                      $169,514
                                              -------------                -------------
                                              -------------                -------------
LEVERAGE
Tier 1 capital                                  $19,445           9.98%       $18,530           9.33%
Minimum leverage ratio requirement (1)            7,790           4.00%         7,942           4.00%
                                              -------------------------------------------------------
  EXCESS                                        $11,655           5.98%       $10,588           5.33%
                                              -------------------------------------------------------
                                              -------------------------------------------------------
Average total assets                           $194,757                      $198,542
                                              -------------                -------------
                                              -------------                -------------

BANK
RISK-BASED
Tier 1 capital                                  $18,346          11.36%       $17,477          10.34%
Tier 1 capital minimum requirement                6,459           4.00%         6,759           4.00%
                                              -------------------------------------------------------
  EXCESS                                        $11,887           7.36%       $10,718           6.34%
                                              -------------------------------------------------------
Total capital                                   $20,441          12.66%       $19,664          11.64%
Total capital minimum requirement                12,918           8.00%        13,518           8.00%
                                              -------------------------------------------------------
  EXCESS                                         $7,523           4.66%        $6,146           3.64%
                                              -------------------------------------------------------
                                              -------------------------------------------------------
Risk-adjusted assets                           $161,476                      $168,976
                                              -------------                -------------
                                              -------------                -------------

LEVERAGE
Tier 1 capital                                  $18,346           9.44%       $17,477           8.81%
Minimum leverage ratio requirement (1)            7,771           4.00%         7,934           4.00%
                                              -------------------------------------------------------
                                              -------------------------------------------------------
  EXCESS                                        $10,575           5.44%        $9,543           4.81%
                                              -------------------------------------------------------
                                              -------------------------------------------------------
Average total assets                           $194,286                      $198,341
                                              -------------                -------------
                                              -------------                -------------


(1) The required ratio is determined on an individual bank basis as a result of factors considered by the Company's and Bank's regulators. To date, however, the regulators have not established this amount. Amounts shown as the minimum requirements relate to the standards imposed by the FDIC in their determination of an "adequately capitalized" bank for their insurance premium determination.


Liquidity

Management strives to maintain a level of liquidity sufficient to meet customer requirements for loan funding and deposit withdrawals in the most economically feasible manner. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan demand, capital expenditures, and prevailing and anticipated economic conditions. SJNB's business is generated primarily through customer referrals and employee business development efforts; however the Bank utilizes purchased deposits to satisfy temporary liquidity needs.

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks, and short-term marketable investments. At March 31, 1995, consolidated liquid assets totaled $30.7 million or 15% of consolidated total assets as compared to $31.0 million or 15% of consolidated total assets on December 31, 1994. In addition to the liquid asset portfolio, SJNB also has available $9 million in lines of credit with five major commercial banks and has a credit facility with the Federal Reserve Bank for approximately $3.5 million based on loans secured by real estate.

SJNB is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinges upon, among other factors, market conditions and each business' seasonality. Large certificates of deposit amounted to 19% of total deposits on March 31, 1995 and December 31, 1994.

Additionally, SJNB is a depository of title company funds which are cyclical and dependent mainly upon the residential real estate market. There were $2.7 million of such title company deposits on March 31, 1995, compared to $6.2 million at December 31, 1994.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On March 31, 1995, approximately 66% of total consolidated assets had maturities under one year and 88% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity. In addition, the Bank currently has available $7.0 million of SBA loans available for sale. These loans could be sold within a 30 day period.

There are no material commitments for capital expenditures in 1995.

EFFECTS OF INFLATION

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See the discussion regarding asset/liability management. Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1995 or 1994.

                               PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Neither the registrant nor its subsidiary bank is a party to any material pending legal proceedings. The Bank is party to routine litigation incidental to its business.

Item 2.  CHANGES IN SECURITIES

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.  OTHER INFORMATION

Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

           (3)(ii) Amendments to Bylaws dated January 25, February 22 and March 22, 1995 and the restated bylaws as of March 22, 1995

           (27)  Financial Data Schedule

        (b) Reports on Form 8-K.

             Not applicable.

                                        SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SJNB FINANCIAL CORP.
                                          (Registrant)



Date:  April 27, 1995                   s\ James R. Kenny
                              ------------------------------------
                                       James R. Kenny
                                       President and
                                       Chief Executive Officer



Date:  April 27, 1995                  s\ Eugene E. Blakeslee
                              ------------------------------------
                                      Eugene E. Blakeslee
                                      Executive Vice President and
                                      Chief Financial Officer

                           Certificate of Secretary of

                              SJNB Financial Corp.


I, Jocelyn L. Stephen, Assistant Secretary of SJNB Financial Corp., a California Corporation, do hereby certify that at a meeting of the Board of Directors of said Corporation, duly held on January 25, 1995, at which a quorum was present and acting throughout, the following resolution was adopted and is now in full force and effect:


     RESOLVED that Article 3, Section 2, Paragraph 1, of the Bylaws as adopted at the organization meeting of April 22, 1983 is hereby amended to read as follows:

     "The authorized number of directors shall be not less than nine (9) nor more than seventeen (17) until changed by an amendment to the Bylaw adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote. The exact number of directors shall be sixteen (16), until changed, within the limits specified above, by a bylaw amending this Section 2, duly adopted by the Board or Directors or by the shareholders."




IN WITNESS WHEREOF, I have hereunto set my hand and the seal of the Corporation this 26th day of April, 1995.








/s/ Jocelyn L. Stephen
- -------------------------
Jocelyn L. Stephen
Assistant Secretary

                           Certificate of Secretary of

                              SJNB Financial Corp.


I, Jocelyn L. Stephen, Assistant Secretary of SJNB Financial Corp., a California Corporation, do hereby certify that at a meeting of the Board of Directors of said Corporation, duly held on February 22, 1995, at which a quorum was present and acting throughout, the following resolution was adopted and is now in full force and effect:


     RESOLVED, that Article II, Section 2 of the Bylaws of SJNB Financial Corp. is hereby amended to read as follows:

     "The annual meeting of shareholders shall be held on the fourth Wednesday of May each year at 10:00 a.m., or such other date or such other time as may be fixed by the Board of Directors. However, if this day falls on a legal holiday, then the meeting shall be held at the same time and place on the next succeeding full business day. At this meeting, directors shall be elected and any other proper business within the power of the shareholders may be transacted.


IN WITNESS WHEREOF, I have hereunto set my hand and the seal of the Corporation this 26th day of April, 1995.








/s/ Jocelyn L. Stephen
- -------------------------
Jocelyn L. Stephen
Assistant Secretary

                           Certificate of Secretary of

                              SJNB Financial Corp.


I, Jocelyn L. Stephen, Assistant Secretary of SJNB Financial Corp., a California Corporation, do hereby certify that at a meeting of the Board of Directors of said Corporation, duly held on March 22, 1995, at which a quorum was present and acting throughout, the following resolution was adopted and is now in full force and effect:


     RESOLVED that Article 3, Section 2, Paragraph 1, of the Bylaws as adopted at the organization meeting of April 22, 1983 is hereby amended to read as follows:

     "The authorized number of directors shall be not less than nine (9) nor more than seventeen (17) until changed by an amendment to the Bylaw adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote. The exact number of directors shall be fifteen (15), until changed, within the limits specified above, by a bylaw amending this Section 2, duly adopted by the Board or Directors or by the shareholders."




IN WITNESS WHEREOF, I have hereunto set my hand and the seal of the Corporation this 26th day of April, 1995








/s/ Jocelyn L. Stephen
- -------------------------
Jocelyn L. Stephen
Assistant Secretary

                                     BYLAWS

                                       OF

                              SJNB FINANCIAL CORP.
                                (Amended 3-22-95)

                                    ARTICLE I

                                     OFFICES


SECTION 1. PRINCIPAL OFFICE. The Board of Directors shall fix the location of the principal executive office of the corporation at any place within or outside the State of California. If the principal executive office is located outside this State, and the corporation has one or more business offices in this State, the Board of Directors shall fix and designate a principal business office in the State of California.

SECTION 2. OTHER OFFICES. Branch or other subordinate offices may at any time be established by the Board at such other places as it deems appropriate.

                                  ARTICLE   II

                            MEETINGS OF SHAREHOLDERS

SECTION 1. PLACE OF MEETINGS. Meetings of shareholders shall be held at any place within or outside the State of California designated by the Board of Directors. In the absence of any such designation, shareholders' meetings shall be held at the principal executive office of the corporation.

SECTION 2. ANNUAL MEETING. The annual meeting of shareholders shall be held on the 4th Wednesday of May of each year at 10:00am., or such other date or such other time as may be fixed by the Board of Directors. However, if this day falls on a legal holiday, then the meeting shall be held at the same time and place on the next succeeding full business day. At this meeting, directors shall be elected, and any other proper business within the power of the shareholders may be transacted.

SECTION 3. SPECIAL MEETINGS. Special meetings of the shareholders may be called at any time by the Board, the Chairman of the Board, the President, or by the holders of shares entitled to cast not less than ten percent (10%) of the votes at such meeting. If a special meeting is called by any person or persons other than the Board of Directors, the request shall be in writing, specifying the time of such meeting and the general nature of the business proposed to be transacted, and shall be delivered personally or by registered mail to the Chairman of the Board, the President, any Vice President or the Secretary of the corporation. The officer receiving the request, shall cause notice to be promptly given to the shareholders entitled to vote that a meeting will be held at a time requested by the person or persons calling the meeting, not less than 35 nor more than 60 days after the receipt of the request. If the notice is not given within 20 days after receipt of the request, the person or persons requesting the meeting may give the notice. Nothing in this paragraph shall be construed as limiting, fixing or affecting the time when a meeting of shareholders called by action of the Board of Directors may be held.

SECTION 4. NOTICE OF MEETINGS. Written notice, in accordance with Section 5 of this Article II, of each annual or special meeting of shareholders shall be given not less than 10 nor more than 60 days before the date of the meeting to each shareholder entitled to vote thereat. Such notice shall state the place, date, and hour of the meeting and (a) in the case of a special meeting, the general nature of the business to be transacted, and no other business may be transacted, or (b) in the case of the annual meeting, those matters which the Board, at the time of the mailing of the notice, intends to present for action by the shareholders, but, subject to the provisions of applicable law, any proper matter may be presented at the meeting for such action. The notice of any meeting at which directors are to be elected shall include the names of nominees intended at the time of the notice to be presented by management for election.

If action is proposed to be taken at any meeting for approval of (a) a contract or transaction in which a director has a direct or indirect financial interest, pursuant to Section 310 of the Corporations Code of California, (b) an amendment of the Articles of Incorporation, pursuant to Section 902 of that Code, (c) a reorganization of the corporation, pursuant to Section 1201 of that Code, (d) a voluntary dissolution of the corporation, pursuant to Section 1900 of that Code, or (e) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to Section 2007 of that Code, the notice shall also state the general nature of that proposal.

SECTION 5. MANNER OF GIVING NOTICE. Notice of a shareholders' meeting shall be given either personally or by first-class mail or telegraphic or other written communication, charges prepaid, addressed to the shareholder at the address of that shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice. If no such address appears on the corporation's books or is given, notice shall be deemed to have been given if sent to that shareholder by first-class mail or telegraphic or other written communication to the corporation's principal office or if published at least once in a newspaper of general circulation in the county of which that office is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication. An affidavit of mailing or other means of giving any notice in accordance with the above provisions, executed by the Secretary, Assistant Secretary or other transfer agent shall be prima facie evidence of the giving of the notice or report.

SECTION 6. QUORUM. The presence in person or by proxy of the holders of a majority of the shares entitled to vote at any meeting shall constitute a quorum for the transaction of business. The shareholders present at a duly called or held meeting at which a quorum is present may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

SECTION 7. ADJOURNED MEETING AND NOTICE THEREOF. Any shareholders' meeting, whether or not a quorum is present, may be adjourned from time to time by the vote of a majority of the shares, the holders of which are either present in person or represented by proxy thereat, but in the absence of a quorum (except as provided in Section 6 of this Article) no other business may be transacted at such meeting.

When any meeting of shareholders, either annual or special, is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place are announced at the meeting at which the adjournment is taken. However, when any shareholders' meeting is adjourned for more than 45 days from the date set for the original meeting, or, if after adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given as in the case of an original meeting. At any adjourned meeting the corporation may transact any business which may have been transacted at the original meeting.

SECTION 8. VOTING. The shareholders entitled to notice of any meeting or to vote at any such meeting shall be only persons in whose name shares stand on the stock records of the corporation on the record date determined in accordance with Section 9 of this Article.

Voting shall in all cases be subject to the provisions of Section 702 through 704, inclusive, of the California General Corporation Law (relating to voting shares held by a fiduciary, in the name of a corporation, or in joint ownership).

The shareholders' vote may be by voice or ballot; provided, however, that any election for directors must be by ballot if demanded by any shareholder before the voting has begun. On any matter other than elections of directors, any shareholder may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or vote them against the proposal (other than the election of directors), but, if the shareholder fails to specify the number of shares which the shareholder is voting affirmatively, it will be conclusively presumed that the shareholder's approving vote is with respect to all shares that the shareholder is entitled to vote. If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on any matter (other than the election of directors) shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by the California Corporation Law or by the Articles of Incorporation.

Subject to the following sentence and to the provisions of Section 708 of the California General Corporation Law, every shareholder entitled to vote at any election of directors may cumulate such shareholder's votes and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which the shareholder's shares are entitled, or distribute the shareholder's votes on the same principle among as many candidates as the shareholder thinks fit. No shareholder shall be entitled to cumulate votes for any candidate or candidates pursuant to the preceding sentence unless such candidate or candidates' names have been placed in nomination prior to the voting and the shareholder has given notice, at the meeting and before the voting begins, of the shareholder's intention to cumulate the shareholder's votes. If any one shareholder has given such notice, all shareholders may cumulate their votes for candidates in nomination.

In any election of directors, the candidates receiving the highest number of votes of the shares entitled to be voted for them up to the number of directors to be elected, shall be elected.

SECTION 9. NOMINATIONS FOR DIRECTORS. Nominations for election to the Board of Directors may be made by the Board or by any shareholder entitled to vote in the election of directors. Nominations, other than those made by or on behalf of the existing management of the corporation, shall be made in writing and shall be mailed or delivered to the President of the corporation not less than 14 days nor more than 50 days prior to any meeting of shareholders called for the election of directors; provided, however, that if less than 21 days' notice of the meeting is given to shareholders, such nomination shall be mailed or delivered to the President of the corporation not later than the close of business on the seventh day following the date on which the notice of meeting was mailed. Such written nomination shall include the following information to the extent known to the nominating shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of voting shares that will be voted for each proposed nominee; (d) the name and residence address of the nominating shareholder; and (e) the number of shares of voting stock of the corporation owned by the nominating shareholder. Nominations not made in accordance herewith may, in his discretion, be disregarded by the Chairman of the meeting, and upon his instructions, the inspectors of election may disregard all votes cast for each such nominee.

SECTION 10. RECORD DATE. The Board may fix, in advance, a record date for the determination of the shareholders entitled to notice of any meeting or to vote or entitled to receive payment of any dividend or other distribution, or any allotment of rights, or to exercise rights in respect to any other lawful action. The record date so fixed shall be not more than 60 days nor less than 10 days prior to the date of the meeting nor more than 60 days prior to any other action. When a record date is so fixed, only shareholders of record on that date are entitled to notice of and to vote at the meeting or to receive the dividend, distribution, or allotment of rights, or to exercise of the rights, as the case may be, notwithstanding any transfer of shares on the books of the corporation after the record date. A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting unless the

Board fixes a new record date for the adjourned meeting. The Board shall fix a new record date if the meeting is adjourned for more than 45 days.

If no record date is fixed by the Board, the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the date on which the meeting is held. The record date for determining shareholders for any purpose other than set forth in this Section 10 or Section 12 of this Article shall be at the close of business of the day on which the Board adopts the resolution relating there-to, or the sixtieth day prior to the date of such other action, whichever is later.

SECTION 11. CONSENT OF ABSENTEES. The transactions of any meeting of shareholders, however called and noticed, and wherever held, are as valid as though had at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote, not present in person or by proxy, signs a waiver of notice, or a consent to the holding of the meeting or an approval of the minutes thereof. All such waivers, consents, or approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Neither the business to be transacted at nor the purpose of any regular or special meeting of shareholders need be specified in any written waiver of notice, except that if action is taken or proposed to be taken for approval of any of those matters specified in the second paragraph of Section 4 of this Article II, the waiver of notice or consent shall state the general nature of the proposal.

SECTION 12. ACTION BY WRITTEN CONSENT WITHOUT A MEETING. Subject to Section 603 Of the California General Corporation Law, any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice if a consent in writing, setting forth the action so taken, is signed by the holders of the outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, or their proxies. All such consents shall be filed with the Secretary of the corporation and shall be maintained in the corporate records. Provided, however, that (1) unless the consents of all shareholders entitled to vote have been solicited in writing, notice of any shareholder approval without a meeting by less than unanimous written consent shall be given, as provided by Section 603(b) of the California Corporations Code, and (2) in the case of election of directors, such a consent shall be effective only if signed by the holders of all outstanding shares entitled to vote for the election of directors; provided, however, that subject to applicable law, a director may be elected at any time to fill a vacancy on the Board of Directors that has not been filled by the directors, by the written consent of the holders of a majority of the outstanding shares entitled to vote for the election of directors. Any written consent may be revoked by a writing received by the Secretary of the corporation prior to the time that written consents of the number of shares required to authorize the proposed action have been filed with the Secretary.

Unless a record date for voting purposes be fixed as provided in Section 10 of this Article, the record date for determining shareholders entitled to give consent pursuant to this Section 12, when no prior action by the Board has been taken, shall be the day on which the first written consent is given.

SECTION 13. PROXIES. Every person entitled to vote shares or execute written consents has the right to do so either in person or by one or more persons authorized by a written proxy executed and dated by such shareholder and filed with the Secretary of the corporation prior to the convening of any meeting of the shareholders at which any such proxy is to be used or prior to the use of such written consent. A validly executed proxy which does not state that it is irrevocable continues in full force and effect unless (1) revoked by the person executing it, before the vote pursuant thereto, by a writing delivered to the corporation stating that the proxy is revoked or by a subsequent proxy executed by, or by attendance at the meeting and voting in person by, the person executing the proxy; or (2) written notice of the death or incapacity of the maker of the proxy is received by the corporation before the vote pursuant thereto is counted;

provided, however, that no proxy shall be valid after the expiration of 11 months from the date of its execution unless otherwise provided in the proxy.

SECTION 14. INSPECTORS OF ELECTION. In advance of any meeting of shareholders, the Board may appoint any persons other than nominees for office as inspectors of election to act at such meeting and any adjournment thereof. If no inspectors of election are so appointed, or if any persons so appointed fail to appear or fail or refuse to act, the Chairman of any such meeting may, and on the request of any shareholder or shareholder's proxy shall, appoint inspectors of election at the meeting. The number of inspectors shall be either one (1) or three (3). If inspectors are appointed at a meeting on the request of one or more shareholders or proxies, the holders of a majority of shares or their proxies present shall determine whether one (1) or three (3) inspectors are to be appointed.

The duties of such inspectors shall be as prescribed by Section 707(b) of the California General Corporation Law and shall include: determining the number of shares outstanding and the voting power of each; the shares represented at the meeting; the existence of a quorum; the authenticity, validity and effect of proxies; receiving votes, ballots or consents; hearing and determining all challenges and questions in any arising in connection with the right to vote; counting and tabulating all votes or consents, determining when the polls shall close; determining the result; and doing such acts as may be proper to conduct the election or vote with fairness to all shareholders. If there are three inspectors of election, the decision, act, or certificate of a majority is effective in all respects as the decision, act, or certificate of all.

                                   ARTICLE III

                                    DIRECTORS

SECTION 1. POWERS. Subject to the provisions of the California General Corporation Law and any limitations in the Articles of Incorporation and these Bylaws relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the Board of Directors. The Board may delegate the management of the day-today operation of the business of the corporation to a management company or other person provided that the business and affairs of the corporation shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board. without prejudice to such general powers, but subject to the same limitations, it is hereby expressly declared that the Board shall have the following powers in addition to the other powers enumerated in these Bylaws:

(a) To select and remove all the other officers, agents, and employees of the corporation, prescribe any powers and duties for them that are consistent with law, or with the Articles or these Bylaws, fix their compensation, and require from them security for faithful service.

(b) To conduct, manage, and control the affairs and business of the corporation and to make such rules and regulations therefor not inconsistent with law, or with the Articles or these Bylaws, as they may deem best.

(c) To adopt, make, and use a corporate seal, and to prescribe the forms of certificates of stock, and to alter the form of such seal and of such certificates from time to time as in their judgment they may deem best.

(d) To authorize the issuance of shares of stock of the corporation from time to time, upon such terms and for such consideration as may be lawful.

(e) To borrow money and incur indebtedness for the purposes of the corporation, and to cause to be executed and delivered therefor, in the corporate name, promissory and capital notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations, or other evidences of debt and securities therefor and any agreements pertaining thereto.

(f) To prescribe the manner in which and the person or persons by whom any or all of the checks, drafts, notes, contracts and other corporate instruments shall be executed.

(g) To appoint and designate, by resolution adopted by a majority of the authorized number of directors, one or more committees, each consisting of two or more directors, including the appointment of alternate members of any committee who may replace any absent member at any meeting of the committee.

SECTION 2. NUMBER AND QUALIFICATION OF DIRECTORS. The authorized number of directors shall be not less than nine (9) nor more than seventeen (17) until changed by an amendment to this Bylaw adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote. The exact number of directors shall be fifteen (15), until changed, within the limits specified above, by a bylaw amending this Section 2, duly adopted by the Board of Directors or by the shareholders.

No person (except, in respect to the limitation in clause (a) below, of this Section 2.3, or any person who shall be a member of the Board of Directors of this Corporation on the date these Bylaws shall be adopted) shall be a member of the Board of Directors of this Corporation (a) who has not been a resident, for a period of at least one (1) year immediately prior to his election, of a state in which the Corporation or any of its subsidiaries maintains an office, or (b) who owns, together with his family residing with him, directly or indirectly, more than one percent (1%) of the outstanding shares of any banking corporation, affiliate or subsidiary thereof, or bank holding company engaged in business in California, other than the Corporation or any of its subsidiaries or affiliates, or (c) who is a director, officer, employee, agent, nominee, or attorney of any banking corporation, affiliate or subsidiary thereof, or bank holding company engaged in business in California, other than the Corporation or any of its subsidiaries or affiliates, or (d) who has or is the nominee of anyone who has a contract, arrangement or understanding with any banking corporation, or affiliate or subsidiary thereof, or bank holding company, other than the Corporation or any of its subsidiaries or affiliates, or with any officer, director, employee, agent, nominee, attorney or other representative thereof that he will reveal or in any way utilize information obtained as a director or that he will, directly or indirectly, attempt to effect or encourage any action of the Corporation.

SECTION 3. ELECTION AND TERM OF OFFICE. The directors shall be elected at each annual meeting of shareholders but if any such annual meeting is not held or the directors are not elected thereat, the directors may be elected at any special meeting of shareholders held for that purpose. Each director shall hold office until the next annual meeting and until a successor has been elected and qualified.

SECTION 4. VACANCIES. Any director may resign effective upon giving written notice to the Chairman of the Board, the President, the Secretary, or the Board, unless the notice specifies a later time for the effectiveness of such resignation. If the resignation is effective at a future time, a successor may be elected to take office when the resignation becomes effective.

Vacancies in the Board may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director, and each director so elected shall hold office until the next annual meeting and until such director's successor has been elected and qualified. Provided, however, that a vacancy in the Board existing as the result of a removal of a director may not be filled by the directors, unless the Articles or a bylaw adopted by the shareholders so provides.

The Board may declare vacant the office of a director who has been declared of unsound mind by an order of court or convicted of a felony.

The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors. Any such election by written consent, other than to fill a vacancy created by removal, requires the consent of a majority of the outstanding shares entitled to vote. Any such election by written consent to fill a vacancy created by removal requires the unanimous consent of the outstanding shares entitled to vote. If the Board accepts the resignation of a director tendered to take effect at a future time, the Board or the shareholders shall have power to elect a successor to take office when the resignation is to become effective.

SECTION 5. PLACE OF MEETING. Regular meetings of the Board shall be held at any place within the State of California which has been designated in the notice of meeting or if there is no notice, at the principal office of the corporation, or at a place designated by resolution of the Board or by the written consent of the Board. Any regular or special meeting is valid wherever held if held upon written consent of all members of the Board given either before or after the meeting and filed with the Secretary of the corporation.

SECTION 6. REGULAR MEETINGS. Immediately following each annual meeting of shareholders and at the same place, the Board shall hold a regular meeting for the purpose of organization, any desired election of officers, and the transaction of other business. Notice of this meeting shall not be required.

Other regular meetings of the Board shall be held without notice either on the 3rd Wednesday of January, April, July and October of each year, at the hour of 5:00 p.m., or at such different date and time as the Board may from time to time fix by resolution; provided, however, should said day fall upon a legal holiday observed by the corporation at its principal office, the said meeting shall be held at the same time and place on the next succeeding full business day. Call and notice of all regular meetings of the Board are hereby dispensed with.

SECTION 7. SPECIAL MEETINGS. Special meetings of the Board for any purpose or purposes may be called at any time by the Chairman of the Board, the President, or the Secretary or by any two directors.

Special meetings of the Board shall be held upon four days written notice by mail or 24 hours notice delivered personally or by telephone or telegraph. Any such notice shall be addressed or delivered to each director at such director's address as it is shown upon the records of the corporation or as may have been given to the corporation by the director for purposes of notice or, if such address is not shown on such records or is not readily ascertainable, at the place in which the meetings of the directors are regularly held. Such notice may, but need not, specify the purpose of the meeting, nor the place if the meeting is to be held at the principal office of the corporation. Notice of any meeting of the Board need not be given to any director who attends the meeting without protesting either prior thereto or at its commencement, the lack of notice to such director.

Notice by mail shall be deemed to have been given at the time a written notice is deposited in the United States mail, postage prepaid. Any other written notice shall be deemed to have been given at the time it is personally delivered to the recipient or is delivered to a common carrier for transmission, or actually transmitted by the person giving the notice by electronic means, to the recipient. Oral notice shall be deemed to have been given at the time it is communicated, in person or by telephone or wireless, to the recipient or to a person at the office of the recipient who the person giving the notice has reason to believe will promptly communicate it to the recipient.

SECTION 8. QUORUM. A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business, except to adjourn as hereinafter provided. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the Board, unless a greater number be required by the Articles and subject to the provisions of Section 310 of the California General Corporation Law (as to approval of contracts or transactions in which a director has a direct or indirect material financial interest),
Section 311 (as to appointment of committees), and Section 317(e) (as to indemnification of directors). A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for such meeting.

SECTION 9. PARTICIPATION IN MEETINGS BY CONFERENCE TELEPHONE. Members of the Board may participate in a meeting through use of a conference telephone or similar communications equipment, so long as all members participating in such meeting can hear one another. Participation in a meeting pursuant to Section 9 constitutes "presence" in person at such meeting.

SECTION 10. WAIVER OF NOTICE. The transactions of any meeting of the Board, however called and noticed or wherever held, are as valid as though had at a meeting duly held after regular call and notice if a quorum is present and if, either before or after the meeting, each of the directors not present signs a written waiver of notice, a consent to holding such meeting or an approval of the minutes thereof. All such waivers, consents, or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

SECTION 11. ADJOURNMENT. A majority of the directors present, whether or not a quorum is present, may adjourn any directors' meeting to another time and place. Notice of the time and place of holding an adjourned meeting need not be given, unless the meeting is adjourned for more than twenty-four hours, in which case notice of the time and place shall be given before the time of the adjourned meeting, in the manner specified in Section 7 of this Article III, to the directors who were not present at the time of the adjournment.

SECTION 12. ACTION WITHOUT MEETING. Any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board shall individually or collectively consent in writing to such action. Such action by written consent shall have the same effect as a unanimous vote of the Board. Such consent or consents shall be filed with the minutes of the proceedings of the Board.

SECTION 13. FEES AND COMPENSATION. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement for expenses, as may be fixed or determined by resolution of the Board. This Section shall not be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation for those services.

SECTION 14. RIGHTS OF INSPECTION. Every director of the corporation shall have the absolute right at any reasonable time to inspect and copy all books, records, and documents of every kind and to inspect the physical properties of the corporation and also of its subsidiary corporations, domestic or foreign. Such inspection by a director may be made in person or by agent or attorney and includes the right to copy and obtain extracts.

                                   ARTICLE IV

                                    OFFICERS

SECTION 1. OFFICERS. The officers of the corporation shall be a president, a secretary, and a chief financial officer. The corporation may also have, at the discretion of the Board, a chairman of the board, a vice chairman of the board, one or more vice presidents, one or more assistant vice presidents, one or more assistant treasurers, one or more assistant secretaries and such other officers as may be elected or appointed in accordance with the provisions of Section 3 of this Article. One person may hold two or more offices, except those of president and chief financial officer.

SECTION 2. ELECTION. The officers of the corporation, except such officers as may be elected or appointed in accordance with the provisions of Section 3 or
Section 5 of this Article, shall be chosen by, and shall serve at the pleasure of, the Board, and shall hold their respective offices until their resignation, removal, or other disqualification from service, or until their respective successors shall be elected, subject to the rights, if any, of an officer under any contract of employment.

SECTION 3. SUBORDINATE OFFICERS. The Board may elect, and may empower the President to appoint, such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority, and perform such duties as are provided in these Bylaws or as the Board may from time to time determine.

SECTION 4. REMOVAL AND RESIGNATION. Subject to the rights, if any, of an officer under any contract of employment, any officer may be removed, either with or without cause, by the Board at any time, or, except in the case of an officer chosen by the Board, by any officer upon whom such power of removal may be conferred by the Board.

Any officer may resign at any time by giving written notice to the corporation, but without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

SECTION 5. VACANCIES. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these Bylaws for regular election or appointment to such office.

SECTION 6. CHAIRMAN OF THE BOARD. The Chairman of the Board, if there shall be such an officer, shall, if present, preside at all meetings of the Board and of the shareholders, and exercise and perform such other powers and duties as may be from time to time assigned by the Board.

SECTION 7. VICE CHAIRMAN. The Vice Chairman of the Board, if there shall be such an officer, shall, in the absence of the Chairman of the Board of Directors, preside at all meetings of the Board and of the shareholders, and exercise and perform such other powers and duties as may be from time to time assigned by the Board.

SECTION 8. PRESIDENT. Subject to such powers, if any, as may be given by the Board to the Chairman of the Board, if there be such an officer, the President is the General Manager and Chief Executive Officer of the corporation and has, subject to the control of the Board, general supervision, direction, and control of the business and officers of the corporation. In the absence of both the Chairman of the Board and the Vice Chairman, or if there be none, the President shall preside at all meetings of the shareholders and at all meetings of the Board. The President has the general powers and duties of management usually vested in the office of President and General Manager of a corporation and such other powers and duties as may be prescribed by the Board.

SECTION 9. VICE PRESIDENTS. In the absence or disability of the President, the Vice Presidents in order of their rank as fixed by the Board or, if not ranked, the Vice President designated by the Board, shall perform all the duties of the President, and when so acting shall have all the powers of, and be subject to all the restrictions upon, the President. The Vice Presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board or the Bylaws, and the President, or the Chairman of the Board.

SECTION 10. SECRETARY. The Secretary shall keep or cause to be kept, at the principal office and such other place as the Board may order, a book of minutes of all the meetings of shareholders, the Board, and its committees, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present or represented at shareholders' meetings, and the proceedings thereof.

The Secretary shall keep, or cause to be kept, a copy of the Bylaws of the corporation at the principal office or business office in accordance with
Section 213 of the California General Corporation Law. The Secretary shall keep, or cause to be kept, at the principal office or at the office of the corporation's transfer agent or registrar, if one be appointed, a share register, or a duplicate share register, showing the names of the shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

The Secretary shall give, or cause to be given, notice of all the meetings of the shareholders, of the Board and of any committees thereof required by these Bylaws or by law to be given, shall keep the seal of the corporation in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the Board.

SECTION 11. ASSISTANT SECRETARY. The Assistant Secretary or the Assistant Secretaries, in the order of their seniority, shall, in the absence or disability of the Secretary, or in the event of such officer's refusal to act, perform the duties and exercise the powers and discharge such duties as may be assigned from time to time by the President or by the Board of Directors.

SECTION 12. CHIEF FINANCIAL OFFICER. The Chief Financial Officer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings, and shares, and shall send or cause to be sent to the shareholders of the corporation such financial statements and reports as are by law or these Bylaws required to be sent to them. The books of account shall at all times be open to inspection by any director of the corporation.

The Chief Financial Officer shall deposit all monies and other valuables in the name and to the credit of the corporation with such depositories as may be designated by the Board. The Chief Financial officer shall disburse the funds of the corporation as may be ordered by the Board, shall render to the President and directors, whenever they request it, an account of all transactions as Chief Financial Officer and of the financial condition of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the Board.

SECTION 13. ASSISTANT TREASURER. The Assistant Treasurer or the Assistant Treasurers, in the order of their seniority, shall, in the absence or disability of the Chief Financial Officer, or in the event of such officer's refusal to act, perform the duties and exercise the powers of the Chief Financial Officer, and shall have such additional powers and discharge such duties as may be assigned from time to time by the President or by the Board of Directors.

SECTION 14. SALARIES. The salaries of the officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that such officer is also a director of the corporation.

SECTION 15. OFFICERS HOLDING MORE THAN ONE OFFICE. Any two or more offices, except those of President and Chief Financial Officer, may be held by the same person, but no officer shall execute, acknowledge or verify any instrument in more than one capacity.

SECTION 16. INABILITY TO ACT. In the case of absence or inability to act of any officer of the corporation and of any person herein authorized to act in his place, the Board may from time to time delegate the powers or duties of such officer to any other officer, or any director or other person whom it may select.

                                    ARTICLE V

                                OTHER PROVISIONS

SECTION 1. INSPECTION OF CORPORATE RECORDS. The corporation shall keep at its principal executive office a record of its shareholders, giving the names and addresses of all shareholders and the number and class of shares held by each shareholder. A shareholder or shareholders of the corporation holding at least five percent (5%) in the aggregate of the outstanding voting shares of the corporation may:

(a) Inspect and copy the record of shareholders; names and addresses and shareholdings during usual business hours upon five business days prior notice demand upon the corporation; or

(b) Obtain from the transfer agent, if any, for the corporation, upon five business days prior written demand and upon the tender of its usual charges for such a list (the amount of which charges shall be stated to the shareholder by the transfer agent upon request), a list of the shareholders' names and addresses who are entitled to vote for the election of directors and their shareholdings, as of the most recent record date for which it has been compiled or as of the date specified by the shareholder subsequent to the date of demand.

SECTION 2. INSPECTION OF BYLAWS. The corporation shall keep at its principal office the original or a copy of these Bylaws as amended to date which shall be open to inspection by shareholders at all reasonable times during business hours.

SECTION 3. ENDORSEMENT OF DOCUMENTS; CONTRACTS. Subject to the provisions of applicable law, any note, mortgage, evidence of indebtedness, contract, share certificate, conveyance, or other instrument in writing and any assignment or endorsements thereof executed or entered into between this corporation and any other person, when signed by the President or any Vice President and the Treasurer or any Assistant Treasurer of this corporation shall be valid and binding upon this corporation in the absence of actual knowledge on the part of the other person that the signing officers had not the authority to execute the same. Any such instruments may be signed by any other person or persons and in such manner as from time to time shall be determined by the Board, and, unless so authorized by the Board, no officer, agent, or employee shall have any power or authority to bind the corporation by any contract or arrangement or to pledge its credit or to render it liable for any purpose or amount.

SECTION 4. CERTIFICATES OF STOCK. Every holder of shares of the corporation shall be entitled to have a certificate signed in the name of the corporation by the President or Vice President and by the Chief Financial Officer or Assistant Financial Officer or by the Secretary or Assistant Secretary, certifying the number of shares and the class or series of shares owned by the shareholder.
Any or all of the signatures on the certificates may be facsimile. If any officer, transfer agent, or registrar who has signed a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were an officer, transfer agent, or registrar at the date of issue.

Except as provided in this Section, no new certificate for shares shall be issued in lieu of an old one unless the latter is surrendered and canceled at the same time. The Board may, however, in case any certificate for shares is alleged to have been lost, stolen, or destroyed, authorize the issuance of a new certificate in lieu thereof, and the corporation may require that the corporation be given a bond or other adequate security sufficient to indemnify it against any claim that may be made against it (including expense or liability) on account of the alleged loss, theft, or destruction of such certificate or the issuance of such new certificate.

Prior to the due presentment for registration of transfer in the stock transfer book of the corporation, the registered owner shall be treated as the person exclusively entitled to vote, to receive notifications and otherwise to exercise all the rights and powers of an owner, except as expressly provided otherwise by the laws of the State of California.

SECTION 5. REPRESENTATION OF SHARES OF OTHER CORPORATIONS. The President or any other officer or officers authorized by the Board or the President are each authorized to vote, represent, and exercise on behalf of the corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of the corporation. The authority herein granted may be exercised by any such officer in person or by any other person authorized to do so by proxy or power of attorney duly executed by said officer.

SECTION 6. ANNUAL REPORT TO SHAREHOLDERS. Except when this corporation has 100 or more holders of record of its shares (determined as provided in Section 605 of the Corporations Code), the annual report to shareholders referred to in
Section 1501 of the California General Corporation Law is expressly waived, but nothing herein shall be interpreted as prohibiting the Board from issuing annual or other periodic reports to shareholders.

SECTION 7. SEAL. The corporate seal of the corporation shall consist of two concentric circles, between which shall be the name of the corporation, and in the center shall be inscribed the word "Incorporated" and the date of its incorporation.

SECTION 8. FISCAL YEAR. The fiscal year of this corporation shall begin on the first day of January and end on the 31st day of December of each year.

SECTION 9. CONSTRUCTION AND DEFINITIONS. Unless the context otherwise requires, the general provisions, rules of construction, and definitions contained in the California General Corporation Law shall govern the construction of these Bylaws. Without limiting the generality of this provision, the singular number includes the plural, the plural number includes the singular, and the term "person" includes both a corporation and a natural person.

SECTION 10. BYLAW PROVISIONS CONTRARY TO OR INCONSISTENT WITH PROVISIONS OF LAW. Any article, section, subsection, subdivision, sentence, clause or phrase of these Bylaws which, upon being construed in the manner provided in Section 9 of this Article, shall be contrary to or inconsistent with any applicable provision of the California General Corporation Law or other applicable law of the State of California or of the United States shall not apply so long as said provisions of law shall remain in effect, but such result shall not affect the validity of applicability of any other portions of these Bylaws, it being hereby declared that these Bylaws would have been adopted and each article, section, subsection, subdivision, sentence, clause or phrase thereof, irrespective of the fact that any one or more articles, sections, subsections, subdivisions, sentences, clauses or phrases is or are illegal.

                                   ARTICLE VI

                                 INDEMNIFICATION

SECTION 1. DEFINITIONS. For the purposes of this Article, "agent" includes any person who is or was a director, officer, employee, or other agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, or other enterprise, or was a director, officer, employee, or agent of a foreign or domestic corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation; "proceeding" includes any threatened, pending, or completed action or proceeding, whether civil, criminal, administrative or investigative and "expenses" includes without limitation attorneys' fees and any expenses of establishing a right to indemnification pursuant to law.

SECTION 2. EXTENT OF INDEMNIFICATION. The corporation shall, to the maximum extent permitted by the California General Corporation Law, advance expenses to and indemnify each of its agents against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact any such person is or was an agent of the corporation.

SECTION 3. INSURANCE. The corporation shall have power to purchase and maintain insurance on behalf of any agent of the corporation against any liability asserted against or incurred by the agent in such capacity or arising out of the agent's status as such whether or not the corporation would have the power to indemnify the agent against such liability under the provisions of this Article.

                                   ARTICLE VII

                                   AMENDMENTS

SECTION 1. AMENDMENT BY SHAREHOLDERS. New Bylaws may be adopted or these Bylaws may be amended or repealed by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that if the Articles of the corporation set forth the number of authorized directors of the corporation, the authorized number of directors may be changed only by an amendment of the Articles.

SECTION 2. AMENDMENT BY DIRECTORS. Subject to the rights of the shareholders as provided in Section 1 of this Article VII, Bylaws, other than a bylaw or an amendment of a bylaw changing the authorized number of directors, may be adopted, amended, or repealed by the Board of Directors.