Form 10QSB
period 1995-06-30
SJNB FINANCIAL CORP
filed 1995-08-11
CIK 721161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[  X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 1995

or

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number:                0-11771

SJNB FINANCIAL CORP.
(Exact name of small business issuer as specified in its charter)

             California                      77-0058227
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA    95113
(Address of principal executive offices)  (Zip Code)

(408)  947-7562
(Issuer's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed, since last report)

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

2,384,181 shares of common stock outstanding as of July 17, 1995

Transitional Small Business Disclosure Format;
           Yes       No   X


PART I - FINANCIAL INFORMATION

Page
Item 1. - FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets                                     3

Condensed Consolidated Statements of Operations                           4

Condensed Consolidated Statements of Cash Flows                           5

Notes to Unaudited Condensed Consolidated Financial Statements            6

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION                                            7-28

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                              29

Item 2.   CHANGES IN SECURITIES                                          29

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                 29

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             30

Item 5.  OTHER INFORMATION                                               30

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                30

SIGNATURES                                                               33


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SJNB FINANCIAL CORP. AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(dollars in thousands)
(Unaudited)
                                                                    June 30,         December 31,
Assets                                                                1995               1994

Cash and due from banks                                             $12,484          $14,591
Money market investments                                              8,310            -----
Investment securities:
  Held to maturity (Market value: $15,123 at June 30, 1995
  and $13,392 at December 31, 1994)                                  15,034           13,859
  Available for sale                                                 34,232           18,706
Loans                                                               145,688          144,399
Loans available for sale                                              9,320            5,008
Allowance for possible loan losses                                   (3,604)          (3,311)
  Loans, net                                                        151,404          146,096
Premises and equipment, net                                           3,295            3,022
Other real estate owned                                               1,152            1,495
Accrued interest receivable and other assets                          2,297            3,267
Intangibles, net of accumulated amortization of $446 and $166         4,777            4,913
     Total
                                                                   $232,985         $205,949
Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                              $ 45,986          $ 54,003
  Interest-bearing                                                  141,968           126,285
  Total deposits                                                    187,954           180,287
Other short-term borrowings                                          16,758            -----
Accrued interest payable and other liabilities                        3,355             2,220
   Total liabilities                                                208,067           182,507
Shareholders' equity:
  Common stock, no par value; authorized, 20,000,000 shares;
  issued and outstanding, 2,384,181 shares at June 30,
  1995 and 2,362,550 shares at December 31, 1994                     19,498            19,421
  Retained earnings                                                   5,416             4,278
  Net unrealized gain (loss) on securities available for sale             4              (257)
    Total shareholders' equity                                       24,918            23,442
Commitments and contingencies                                         ----              ----
     Total                                                         $232,985          $205,949

See accompanying Notes to Unaudited Consolidated Financial Statements.

Condensed Consolidated Statement of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

                                                                    Quarter ended     Six months ended
                                                                      June 30,           June 30,
                                                                    1995     1994       1995      1994
Interest income:
Interest and fees on loans                                          $4,678   $2,539     $8,839   $4,814
Interest on investment securities held to maturity                     188       93        412      190
Interest and dividends on investment securities available for sale     362      117        592     190
Interest on money market investments                                    69       64        100      100
Other interest and investment income                                    (7)      21        (25)      83
Total interest income                                                5,290    2,834      9,918     5,377

Interest expense:
Interest expense on interest-bearing deposits:
 Certificates of deposit over $100                                     519      228        934       437

 Other                                                                 999      410      1,890       749
Total interest expense                                               1,518      638      2,824     1,186
Net interest income                                                  3,772    2,196      7,094     4,191
Provision for possible loan losses                                     500      150        710       300

 Net interest income after provision for
 possible loan losses                                                3,272    2,046      6,384     3,891

Other income:
Service charges on deposits                                            155       82        286       165
Other operating income                                                  68       61        199       106
Net gain (loss) on securities available for sale                       (37)      (2)       (43)       0
Gain on sale of SBA loans                                             ----       ----      ----      75
Total other income                                                     186      141        442       346

Other expenses:
Salaries and benefits                                                1,046      778      2,121     1,535
Occupancy                                                              176      124        383       248
Other                                                                  974      609      1,878     1,155
Total other expenses                                                 2,196    1,511      4,382     2,938
Income before income taxes                                           1,262      676      2,443    1,299
Income taxes                                                           561      270      1,092       519
Net income                                                          $  701   $  406     $1,351    $  780

Net income per share                                                $0.29    $0.24      $0.55      $0.46
Weighted average number of shares outstanding                    2,454,822  1,701,970  2,444,154  1,704,874

See accompanying Notes to Unaudited Consolidated Financial Statements.

SJNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
                                                                                   Six months ended
                                                                                       June 30,

                                                                                  1995         1994
Cash flows from operating activities:
Net income                                                                       $ 1,352       $  780
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for possible loan losses                                                   710          300
Depreciation and amortization                                                        216          143
Amortization on intangibles                                                          280          ----
Net loss (gain) on securities available for sale                                      43           (2)
Net gain on sale of other real estate owned                                          (12)
- ----
Increase in loans available for sale, net                                         (4,311)        (987)
Amortization of (discount) premium on investment securities, net                     (91)         24
(Increase) decrease in accrued interest receivable and other assets                  653        (592)
Increase in accrued interest payable and other liabilities                         1,135           58

Net cash used in operating activities                                                (25)        (276)
Cash flows from investing activities:
Proceeds from sale of securities available for sale                               12,162        2,076
Maturities of securities held to maturity                                            145        2,240
Purchase of securities available for sale                                        (27,222)      (6,283)
Purchase of securities held to maturity                                           (1,303)      (1,319)
Proceeds from the sale of other real estate owned                                    611
- ----
Loans, net                                                                        (1,962)      (3,667)
Capital expenditures                                                                (490)        (139)
Net cash used in investing activities                                            (18,059)      (7,092)
Cash flow from financing activities:
Deposits, net                                                                      7,666       11,328
Other short-term borrowings                                                       16,758       (1,400)
Cash dividends                                                                      (215)        (130)
Common stock repuchased                                                             (119)
- ----
Proceeds from stock options exercised                                                197
- ----
Net cash provided by financing activities                                         24,287        9,798
Net increase in cash and equivalents                                               6,203        2,430
Cash and equivalents at beginning of year                                         14,591       11,052

Cash and equivalents at end of period                                            $20,794      $13,482
Other cash flow information:
Interest paid                                                                    $ 2,591      $ 1,162
Income taxes paid                                                                $   695      $   730
Noncash transactions:
 Transfer of loans to other real estate owned                                    $   256      $1,033
 Unrealized gain (loss) on securities available for sale, net of tax                 261        (137)

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

Note B  Net Deferred Tax Asset

As of June 30, 1995 the net deferred tax asset was approximately $492,000 which is included in the category "Accrued interest receivable and other assets" of the Company's condensed consolidated balance sheet. The Company believes that the net deferred tax asset is realizable through sufficient taxable income within the carryback periods and the current year's taxable income.

Note C  Net Income Per Share of Common Stock

The weighted average number of common stock shares and common stock equivalent shares used in computing net income per share of common stock are set forth below for the periods indicated:

                                                               Quarter ended          Six months ended
                                                                  June 30,                June 30,
                                                            1995        1994        1995          1994
Weighted average number of shares
outstanding during the period                            2,375,966   1,629,962     2,370,287   1,629,962
Common stock equivalents                                    78,856      72,008        73,867      74,912
Total                                                    2,454,822   1,701,970     2,444,154    1,704,874

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" and the "Bank"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 1995 and the liquidity and financial condition of the Company and SJNB as of June 30, 1995 and December 31, 1994.

All dollar amounts in the text in this Item 2 are in thousands, except per share amounts.

The following presents selected financial data and ratios as of and for the three and six months ended June 30, 1995 and 1994:

SELECTED FINANCIAL DATA AND RATIOS

                                                           For the quarters           For the six months
                                                            ended June 30,             ended June 30,
SELECTED ANNUALIZED OPERATING RATIOS:                     1995         1994            1995          1994
Return on average equity                                 11.43%        9.84%          11.24%         9.61%
Return on average tangible equity                        14.17         9.84           14.01          9.61
Return on average assets                                  1.34         1.21            1.33          1.19
Net chargeoffs (recoveries) to average loans               .82         (.04)            .57           .21
Average equity to average assets                         11.74        12.27           11.85         12.43
Average tangible equity to average assets                 9.69        12.27            9.73         12.43

                                                            At June 30,                 At December 31,
PER SHARE DATA:                                           1995       1994                    1994
Shareholders' equity per share                            $10.45     $10.17                  $9.92
Tangible equity per share                                 $ 8.45     $10.17                  $7.84

SELECTED FINANCIAL POSITION RATIOS:
Leverage capital ratio                                      9.78%     12.30%                  9.33%
Nonperforming loans to total loans                          1.40       3.18                   3.67
Nonperforming assets to total assets                        1.42       3.30                   3.32
Allowance for possible loan losses to total loans           2.33       2.22                   2.22
Allowance for possible loan losses
to nonperforming loans                                    166.20      69.77                  60.45
Allowance for possible loan losses
to nonperforming assets                                   108.54      49.34                  47.49

Summary of Financial Results

The Company reported net income of $701 or $.29 per share for the quarter ended June 30, 1995, compared with net income of $406 or $.24 per share for the second quarter of 1994. The improvement in earnings is due primarily to the acquisition of Business Bancorp and California Business Bank as of the beginning of the last quarter of 1994 and to additional volume growth. In addition, the Company collected $2.5 million in loans that had been on nonaccrual, and recognized approximately $389 in interest income relating to prior periods. During the time a loan is on nonaccrual, no interest is recorded. When the loan is then paid, interest income is recorded for the time that the loan was on nonaccrual to the extent it is recovered. The income then recorded relates to the prior periods, but is recognized in the current period. The increase in net interest income was offset by an increase in the provision for possible loan losses and expenses related to both the acquisition and the increase in volume.

For the six months ended June 30, 1995, the net income was $1,352 or $.55 per share compared with net income of $780 or $.46 per share in 1994. The improvement was due mainly to the reasons discussed above regarding the comparison of the second quarter results.

Net Interest Income

Net interest income for the quarter ended June 30, 1995 increased $1.6 million as compared to the same quarter a year ago. Net interest income is dependent upon volume and net interest margin. The Bank's average earning assets for the same period increased by $73 million, primarily the result of the acquisition of CBB. The Bank's net interest margin increased from 7.11% in the second quarter of 1994 to 7.97% in the second quarter of 1995. This increase is due to the recognition of interest from loans that had been on nonaccrual, as described above. If prior period income is adjusted out of the interest income, the net interest margin would have been 7.15% for the second quarter of 1995.

Net interest income for the six months ended June 30, 1995 increased $2.9 million over that of the same period a year ago. The increase was primarily the result of the increase in volumes and recognition of interest on previously nonaccruing loans. The Bank's net interest margin increased from 6.99% for the six months ended June 30, 1994 to 7.75% for the six months ended June 30, 1995. Adjusting for the interest income on previously nonaccruing loans (which amounted to approximately $431 for the six months ended June 30, 1995), as noted above, the net interest margin would have been 7.28% in 1995. The increase in the net interest margin as adjusted was due to higher rate environment during 1995 as compared to 1994.

A substantial portion (24% for the six months ended June 30, 1995 and 33% for the six month period ended June 30, 1994) of the Bank's deposits are non-interest-bearing and therefore do not reprice when interest rates change. See "Funding." Due to the nature of the Company's market in which loans are generally tied to the prime rate, an increase in interest rates should positively affect the Company's noninterest income. Increases in the prime rate during 1994 had a significant positive impact on the net interest income. Conversely stable or declining rates will have an adverse impact on net interest income. The Bank utilizes various vehicles to hedge its interest rate position. See "Asset/Liability Management."

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

The effect of nonaccrual of interest income based on loans classified as nonaccrual at June 30, 1995 and 1994, is set forth in the following table:

IMPACT OF NONACCRUAL LOANS
(dollars in thousands)                                        Quarter ended              Six months
ended
                                                                June 30,                     June 30,
                                                             1995        1994            1995        1994
Interest revenue which would have been
recorded under original terms                               $71          $73             $127        $138
Interest revenue actually realized                           (2)          (4)              (5)        (21)
Negative impact on interest revenue                         $69          $69             $122        $117


This table does not reflect the cash basis interest received on several significant loan collections, as such loans were not classified as nonaccrual as of June 30, 1995 and 1994. See the above discussion regarding the collection of such income and its impact on net interest income.

The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three and six months ended June 30, 1995 and 1994.

AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands, except for footnotes)
                                                                       Quarter ended June 30,
                                                              1995                                   1994
                                                 Average                  Average      Average               Average
Assets                                           Balance    Interest      Yield(1)     Balance    Interest   Yield (1)
Interest earning assets:
Loans, net (2)                                   $148,148   $4,679        12.67%       $99,115    $2,540     10.28%
Securities held to maturity:
 Taxable (3)                                       12,089      165         5.49          6,597         77     4.68
 Nontaxable (4)                                     2,763       41         5.99          1,817         28     6.18
Securities available for sale (5)                  23,318      362         6.23         10,175       117      4.61
Money market investments                            4,189       68         6.56          6,659        64      3.85
Interest rate hedging instruments                   ----       (14)        ----           ----        18      ----
  Total interest-earning assets                   190,507    5,301        11.16        124,363     2,844      9.17
Allowance for possible loan losses                 (3,519)                              (2,177)
Cash and due from banks                            11,368                                7,002
Bank premises and equipment, net                    3,479                                2,498
Other real estate owned                             1,197                                1,207
Accrued interest receivable and
other assets                                        1,960                                1,832
Core deposit intangibles and goodwill, net          4,749                                 ----
Total                                            $209,741                             $134,725

Liabilities and Shareholders' equity

Interest-bearing liabilities:
Deposits:
 Interest-bearing demand                         $ 29,610      284         3.85      $   9,464        32      1.34
 Money market and savings                          49,766      427         3.44         35,007       254      2.91
 Certificates of deposit:
 Less than $100,000                                15,286      196         5.14         13,230       124      3.76
 $100,000 or more                                  38,140      520         5.47         25,346       229      3.62
Total certificates of deposits                     53,426      716         5.37         38,576       353      3.67
Other short-term borrowings                         5,973       91         6.10
Total interest-bearing liabilities                138,775    1,518         4.39         83,047       639      3.08
Noninterest-bearing demand                         43,680                               34,386
Accrued interest payable and
other liabilities                                   2,673                                  757
Total liabilities                                 185,128                              118,190
Shareholders' equity                               24,613                               16,535
Total                                            $209,741                             $134,725
Net interest income and margin (6)                         $ 3,783         7.97%                  $2,205      7.11%

<F1>
 (1)  Rates are presented on an annualized basis.
<F2>
 (2)  Includes loan fees of $292,000 for 1995, and $282,000 for 1994.  Nonperforming loans have been included in average loan balances.
<F3>
 (3)  Includes dividend income of $7,000 received in 1995 and $3,000 in 1994.
<F4>
 (4)  Adjusted to a fully taxable equivalent basis using the federal statutory rate ($11,000 in 1995 and $9,000 in 1994).
<F5>
 (5)  Includes dividend income of $59,000 and $47,000 received in 1995 and 1994.
<F6>
 (6)  The net interest margin represents the net interest income as a percentage of average earning assets.

AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands, except for footnotes)
                                                                       Six months ended June 30,
                                                              1995                                   1994
                                                 Average                  Average      Average               Average
Assets                                           Balance    Interest      Yield (1)    Balance    Interest   Yield (1)
Interest earning assets:
Loans, net (2)                                   $146,888   $8,839        12.14%       $98,745    $4,814     9.83%
Securities held to maturity:
Taxable (3)                                        12,079      371         6.20          6,724        157    4.70
Nontaxable (4)                                      2,454       76         6.23          1,788         58    6.54
Securities available for sale (5)                  20,385      593         5.86          8,559       190     4.48
Money market investments                            3,324      100         6.04          5,613       100     3.58
Interest rate hedging instruments                    ----      (39)        ----          ----         76     ----
Total interest-earning assets                     185,130    9,940        10.83        121,429     5,395     8.96
Allowance for possible loan losses                 (3,463)                              (2,125)
Cash and due from banks                            11,115                                7,008
Bank premises and equipment, net                    3,321                                2,499
Other real estate owned                             1,254                                1,099
Accrued interest receivable and
other assets                                        2,533                                1,740
Core deposit intangibles and
goodwill, net                                       4,810                                 ----
Total                                            $204,700                             $131,650
Liabilities and Shareholders' equity
Interest-bearing liabilities:
Deposits:
 Interest-bearing demand                         $ 29,172      524         3.62       $  8,958        60     1.34
 Money market and savings                          49,331      841         3.44         32,741       451     2.78
 Certificates of deposit:
 Less than $100,000                                15,529      380         4.93         12,900       234     3.66
 $100,000 or more                                  35,750      934         5.27         24,590       437     3.59
Total certificates of deposits                     51,279    1,314         5.17         37,490       671     7.18
Other short-term borrowings                         4,674      145         6.25            279         4     3.18
Total interest-bearing liabilities                134,456    2,824         4.24         79,468     1,186     3.01
Noninterest-bearing demand                         43,394                               35,033
Accrued interest payable and
other liabilities                                   2,593                                  787
Total liabilities                                 180,443                              115,288
Shareholders' equity                               24,257                               16,362
Total                                            $204,700                             $131,650
Net interest income and margin (6)                          $7,116         7.75%                  $4,209     6.99%

<F1>
 (1)  Rates are presented on an annualized basis.
<F2>
 (2)  Includes loan fees of $576,000 for 1995, and $523,000 for 1994.  Nonperforming loans have been included in average loan balances.
<F3>
 (3)  Includes dividend income of $14,000 received in 1995 and $7,000 in 1994.
<F4>
 (4)  Adjusted to a fully taxable equivalent basis using the federal statutory rate ($22,000 in 1995 and $18,000 in 1994).
<F5>
 (5)  Includes dividend income of $118,000 and $89,000 received in 1995 and 1994.
<F6>
 (6)  The net interest margin represents the net interest income as a percentage of average earning assets.

Interest margin is affected by changes in volume, changes in rates, and a combination of changes in volume and rates. Volume changes are caused by differences in the level of earning assets, deposits and borrowings. Rate changes result in differences in yields earned on assets and rates paid on liabilities. Changes not solely attributable to volume or rates are allocated to volume and rate in proportion to the relationship to the absolute dollar amounts of changes in each. The following table shows the effect on the interest differential of volume and rate changes for the quarters and six months ended June 30, 1995 and 1994.

VOLUME/RATE ANALYSIS
(dollars in thousands)
                                      Quarter ended June 30, 1995 vs.          Six months ended June30, 1995 vs.
                                      Quarter ended June 30, 1994              Six months ended June30, 1994
                                             Increase (decrease)                      Increase (decrease)
                                               due to change in                          due to change in
                                      Average       Average      Total       Average       Average          Total
                                      Volume        Rate         Change      Volume        Rate            Change
Interest income:
Loans (1)                             $1,257        $882         $2,139      $2,346        $1,679          $4,025
Securities:
Taxable                                   64          24             88         125            89             214
Nontaxable                                15          (2)            13          22            (4)             18
Available for sale                       151          94            245         263           140             403
Money market investments                 (24)         28              4        (165)          165
       ----
Total interest income                  1,463       1,026          2,489       2,591         2,069           4,660

Interest expense:
Interest checking                         67         185            252         134           329             464
Money market and savings                 107          66            173         229           161             390
Certificates of deposits:
Less than $100,000                        19          53             72          48            98             146
$100,000 or greater                      116         175            291         199           299             497
Other short-term borrowings               91         ----            91          70            71             141
Total interest expense                   400         479            879         679           958           1,638

Interest rate hedging instruments        ----        (32)           (32)        ----        (115)            (115)

Change in net interest income         $1,063        $515         $1,578      $1,912          $996          $2,907

<F1>
 (1) The effect of the change in loan fees is included as adjustment to the average rate.

Provision for Possible Loan Losses

The level of the allowance for possible loan losses and therefore the related provision reflect the Company's judgment as to the inherent risks associated with the loan and lease portfolios. Based on management's evaluation of such risks, additions of $500 and $150 were made to the allowance for possible loan losses for the quarters ended June 30, 1995 and 1994, respectively and $710 and $300 for the six months ended June 30, 1995 and 1994, respectively. Management's determinations of the provision in 1995 and 1994 were based on the measurement of the possibility of future loan losses through various objective and subjective criteria and the impact of net charge-offs. The primary cause for the increase in the second quarter of 1995 was due to several factors, including a significant increase in loan volume, greater exposure on SBA loan guarantees and Management's evaluation of the impact of the local economy on its loan portfolio. Please refer to the section regarding the "Loan Portfolio" for a detailed discussion of loan quality and the allowance for possible loan losses.

Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the quarters and six months ended June 30, 1995 and 1994.

OTHER INCOME
(dollars in thousands)
                                     Quarter ended June 30,                     Six months ended June 30,
                                          1995                1994                   1995                1994
                                  Amount      Percent    Amount    Percent    Amount     Percent   Amount  Percent

Depositor service charges        $155         82.95%     $82       58.03%     $286       64.73%    $165    47.69%
Other operating income             68         36.72       59       41.97       199       44.98      106    30.64
Gain on sale of SBA loans         ----        ----       ----       ----       ----     ----         75    21.67
Net loss on securities
available for sale                (37)       (19.67)     ----       ----       (43)      (9.71)     ----    ----
  Total                          $186        100.00%    $141      100.00%     $442      100.00%    $346   100.00%


Other income increased from $141 for the quarter ended June 30, 1994 to $186 for the comparable quarter in 1995. This increase was due mainly to the impact of the CBB acquisition offset in part by the realization of $37 in losses on securities available for sale. For the six month ended June 30, 1995, other income was $442, as compared to $346 for the same period in 1994. The increase was due to the CBB acquisition. In addition, the Bank recognized $75 in gains on the sale of SBA guaranteed loans during 1994 and none in 1995.

Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
                                     Quarter ended June 30,                    Six months ended June 30,
                                     1995                  1994                   1995                  1994
                               Amount     Percent*   Amount    Percent*     Amount     Percent*  Amount    Percent*
Salaries and benefits         $1,046      2.00%      $778      2.31%        $2,121     2.07%     $1,535    2.33%
Amortization of core deposit
intangibles and goodwill         140      .26         -----    -----           280      .27       -----    -----
Regulators assessments           117      .22          81       .24            244      .24         163     .25
Legal and professional fees      170      .32          69       .20            233      .23         123     .19
Data processing                  115      .22          85       .25            224      .22         157    .24
Occupancy                         88      .17         124       .37            206      .20         248    .38
Furniture and equipment           88      .17          60       .18            178      .17         115     .17
Business promotion                79      .15          77       .23            166      .16          133    .20
Client services paid by bank      62      .12          54       .16            125      .12           92    .14
Directors' fees and costs         61      .12          21       .06            122      .12           54    .08
Advertising                       45      .09          15       .04             91      .09           31    .05
Stationery and supplies           41      .08          33       .10             80      .08           62    .09
Loan and collection               29      .04          46       .14             72      .07          103    .16
Net cost of foreclosed property   (2)    -----         34       .10            (14)    (.01)         67     .10
Other                            117      .22          34       .10            253      .25           55    .08
  Total                      $2,1964      .18%    $1,5114       .48%        $4,382     4.28%    $2,9384     .46%

<F1>
 *  The percentages are calculated by annualizing the quarter or year to date expense, and comparing that amount to average assets for the respective periods ended June 30, 1995 and 1994.

Total other expenses for the second quarter and first six months of 1995 increased $685 and $1,444 respectively, from the same periods a year ago. The increases relate primarily to the increased costs associated with the acquisition of CBB including the amortization of core deposit premium and goodwill. Most costs showed increases in absolute amounts while declining as a percent of average assets, with the exception of legal and professional fees, directors' fees and costs and advertising. Legal and professional fees increased due to the cost of litigation relating to several suits. Directors' fees have increased due to a greater number of directors and an increase in fees paid. Costs of advertising have increased due to greater promotion of the Bank.

The net cost of other real estate owned decreased substantially mainly due to the reduction in the amount of foreclosed property. See "Other Real Estate Owned." The costs are summarized below:

                                                 Quarter ended            Six months ended
                                                   June 30,                    June 30,
                                               1995      1994             1995        1994

Costs relating to foreclosed properties                  $71              $10         $129
Loss on dispositions                           $(2 )     ----             (12)        ----
Income collected on foreclosed property         ----     (37)             (11)         (62)
Net cost of other real estate owned            $(2)      $34             $(14)         $67

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

The effective tax rate of 45% for the six months ended June 30, 1995 is affected by several items, the most significant of which are the amortization of the intangibles; estimates for tax exempt income and the California Franchise Tax Enterprise Tax Zone Credit. The effective tax rate for the year ended December 31, 1994 was 42%.

Financial Condition and Earning Assets

Consolidated assets increased to $233 million at June 30, 1995 compared to $206 million at December 31, 1994. The increase consisted primarily of money market investments, securities available for sale and loans and was funded by an increase in the Bank's core interest-bearing deposit accounts and certificates of deposits. See "Funding." In addition, there was an increase in other short-term borrowings of $17 million relating to the Bank's hedging activities. See "Asset/Liability Management."

Money Market Investments

Money market investments, which include federal funds sold, increased to $8 million at June 30, 1995 from none at December 31, 1994. This increase was related to the growth in deposits.

Securities

The following table shows the composition of the securities portfolio, at book value, at June 30, 1995 and December 31, 1994. There were no issuers of securities for which the book value of specific securities held by the Bank exceeded 10% of the Company's shareholders' equity, except U.S. Government Securities.

SECURITIES PORTFOLIO
(dollars in thousands)
                                            June 30, 1995                           December 31, 1994
                                     Amortized    Unrealized   Market  Amortized    Unrealized   Market
                                       Cost       Gain (Loss)  Value     Cost       Gain (Loss)   Value

Securities held to maturity:
U. S. Treasury                       $4,262       $(10)        $4,252   $4,260      $(159)       $4,101
U. S. Government Agencies             4,969         24          4,993    4,963       (211)        4,752
State and municipal (nontaxable)      2,889         10          2,899    1,797        (34)        1,763
Mortgage backed                       2,395         65          2,460    2,377        (63)        2,314
Federal Reserve Bank Stock              519        ----           519      462        ----          462
Securities held to maturity          15,034         89         15,123   13,859       (467)       13,392
Securities available for sale:
U. S. Treasury                        3,996         58          4,054    9,989       (203)         9,786
U. S. Government Agencies            26,197         83         26,280    4,960         (5)        4,955
Mortgage backed                          14          5             19       19         (1)            18
Mutual funds                          4,032       (153)         3,879    4,180       (233)         3,947
Securities available for sale        34,239         (7)        34,232   19,148       (442)       18,706
Total                               $49,273        $82        $49,355  $33,007      $(909)      $32,098

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

Gross unrealized gains on securities held to maturity were $89 as of June 30, 1995 as compared to an unrealized loss of $467 as of December 31, 1994. The unrealized gain results from the significant decrease in interest rates over the last six months. The decrease in interest rates has an inverse effect on the value of securities for which the interest rate is fixed.
The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 2.3 years as of June 30, 1995. It is estimated that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 2%.
This volatility decreases as the average maturity shortens. It is the intention of management to hold these securities to maturity and therefore this increase in value will be recognized over the life of the securities as the interest income is recognized.

Securities available for sale, which include all mutual funds, are acquired without the intent to hold until maturity. Any unrealized gain or loss is reflected in the carrying value of the security and reported net of income taxes in the equity section of the condensed consolidated balance sheets. Realized gains and losses are reported in the condensed consolidated statement of operations. The unrealized loss on securities available for sale as of June 30, 1995 was $7. The Bank's weighted average maturity of the available for sale portfolio was approximately 2.0 years as of June 30, 1995. It is estimated that for each 1% change in interest rates the value of the Company's available for sale securities will change by 1.8%.

Mortgage backed securities are considered to have increased risks associated with them because of the timing of principal repayments. At June 30, 1995, the Bank had the following securities which were mortgage-backed related securities:

                                              Historical         Market
(dollars in thousands)                        Cost               Value
Federal Home Loan Mortgage Corp.
(U.S. Agency)                                 $2,396             $2,461
Federal National Mortgage Association
(U.S. Agency)                                     14                 18

Federated ARMs Funds *                         1,686              1,631
Overland Variable Rate
Government Fund*                               1,263              1,180

<F1>
* The assets of these mutual funds are invested mainly in adjustable rate U. S. Treasury or
Agency
securities.

Interest income earned on the securities portfolio for the quarters and six months ended June 30, 1995 and 1994 are as follows:

INTEREST AND DIVIDEND INCOME ON INVESTMENT SECURITIES
(dollars in thousands)                               Quarter ended              Six months ended
                                                       June 30,                     June 30,
                                                     1995      1994             1995        1994
Securities held to maturity:
U.S. Treasury                                        $54       $51              $107        $102
U.S. Government agencies                              57        22               152          48
State and municipal (nontaxable)                      30        19                54          40
Mortgage backed                                       47      -----               99        -----
Federal Reserve Bank Stock                             7         4                14           7
Securities available for sale:
U.S. Treasury                                        145        70               279         101
U. S. Government Agencies                            159      -----              196        -----
Mortgage backed                                       (1)     -----               (2)       -----
Mutual funds                                          59        47               119          89
Interest and dividend income                        $557      $213            $1,018        $387

Loan Portfolio

The following table provides a breakdown of the Company's consolidated loans by type of loan or borrower:

LOAN PORTFOLIO
(dollars in thousands)
                                        June 30, 1995                   December 31, 1994
                                                 Percentage                       Percentage
                                     Total        of Total           Total        of Total
                                    Amount        Loans             Amount        Loans
Commercial                          $47,895       30.90%            $49,018       32.81%
Real estate construction             11,303        7.29              16,343       10.94
Real estate-other                    66,093       42.64              63,104       42.23
Consumer                             11,600        7.48               9,461        6.34
Other                                 9,621        6.21               7,362        4.93
Unearned fee income                   (824)        (.53)               (889)       (.60)
Loan portfolio                      145,688       93.99%            144,399       96.65%
Loans available for sale              9,320        6.01               5,008        3.35
Total loans                        $155,008      100.00%           $149,407      100.00%

Consolidated loans increased to $155 million at June 30, 1995 from $149 million at December 31, 1994. The increase in the loan portfolio can be attributed to the success of the Bank's SBA and other business development efforts offset by a decrease in real estate construction loans reflecting the recent slowdown in market demand for residential construction.

Economic conditions in Northern California have begun to level off during 1995. At the same time, the competitive environment within the Bank's marketplace has become more aggressive and the competition between lenders for additional loan growth has caused more competitive pricing. To the extent that such competitive pricing continues throughout 1995 and the Bank finds it necessary to meet such competition, the Bank's net interest margins could decline.

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

Approximately 55% of the loan portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other, real estate equity lines (included in the Consumer category) (3%), mortgage warehouse line (1%) and loans to real estate developers for short-term investment purposes (1%). The latter two types are included in the Other category. Approximately 31% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

Inherent in any loan portfolio are risks associated with certain types of loans. The Company attempts to limit these risks through stringent loan policies and review procedures. Included in these policies are specific maximum loan-to-value (LTV) limitations as to various categories of real estate related loans. These ratios are as follows:

Category of Real Estate Collateral                   Maximum
                                                     LTV Ratio
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


Quality of Loans

A consequence of lending activities is that losses will be experienced and that the amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. The allowance for possible loan losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for possible loan losses charged to expense and decreased by the amount of charge-offs net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment. The conclusion that a loan may become uncollectable (in whole or in part) and be charged off against the allowance is a matter of judgment. Similarly, the adequacy of the allowance for possible loan losses and the level of the related provision for possible loan losses is determined on a judgmental basis, after full review, including consideration of:

     *  Economic conditions;
     *  Borrowers' financial condition;
     *  Loan impairment
     *  Evaluation of industry trends;
     *  Industry concentrations
     * Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management;
     *  Continuing evaluation of the performing loan portfolio;
     * Monthly review and evaluation of problem loans identified as having loss potential; and,
     *  Quarterly review by the Board of Directors;
     *  Off-balance sheet risks

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

The Company utilizes a method of assigning a minimum and maximum loss ratio for each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.) Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk and concentrations of credit. In addition, each loan is evaluated on the basis of whether it is impaired and for such loans, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach for the measurement of the possible existence of future loan losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering the objective in addition to subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. Management believes that the allowance for possible loan losses was determined as described above and therefore believes it to be an adequate allowance against losses inherent in the loan portfolio.

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

The allowance for possible loan losses was approximately $4 million at June 30, 1995, or 2.33% of loans outstanding. The following schedule provides an analysis of the allowance for possible loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
(dollars in thousands)
                                     Quarter ended         Six months ended          Year ended
                                       June 30,                June 30,              December 31,
                                     1995       1994       1995       1994              1994

Balance, beginning of the period    $3,407      $2,091     $3,311     $2,057         $2,057

Charge-offs by loan category:
Commercial                             ----      ----         230         85            148
Real estate-construction               150       ----         150       ----           ----
Real estate-other                       96          26        104        126            637
Consumer                                75          33         75         33             73
Other                                  ----         24        ----        24            824
Total charge-offs                      321          83        559        268          1,682
Recoveries by loan category:
Commercial                              15          39         33         54            192
Real estate-other                        1        ----          1        ----            10
Consumer                               ----          6          6          7              7
Other                                    2          49        101        102            222
Total recoveries                        18          94        141        163            431
Net charge-offs                        303         (11)       418        105          1,251
Provision charged to expense           500         150        710        300            600
Allowance relating to
California Business Bank               ----        ----       ----        ----        1,905
Balance, end of the period          $3,604      $2,252     $3,604     $2,252         $3,311

Ratios:
Net charge-offs to average
loans, annualized                      .82%     ( .04%)      .57%      .21%           1.11%
Allowance to total loans at the
end of the period                     2.33       2.22       2.32      2.22            2.22
Allowance to nonperforming loans
at end of the period                166.20      69.78     166.20     69.78           60.45

During the three months ended June 30, 1995, the Company charged off $321 and recovered $18 on loans previously charged off. This compares to $83 and $94, respectively, for the three months ended June 30, 1994. During the six months ended June 30, 1995, the Company charged off $559 and recovered $141. This compares to $268 and $163, respectively for the six months ended June 30, 1994. The most significant charge-offs during 1995 represented partial write offs of a commercial loan in the amount of $198 and a real estate development loan of $150. Both loans were the result of the acquisition of CBB. There were no trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The allowance for possible loan losses was 166% of nonperforming loans at June 30, 1995 compared to 60% at December 31, 1994.

Based on an evaluation of individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for possible loan losses as follows as of June 30, 1995 and December 31, 1994:

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(dollars in thousands)
                                        June 30, 1995                            December 31, 1994
                                         Percentage                                  Percentage
                            Amount of    of loans to                 Amount of       of loans to
                            Allowance    total loans                 Allowance       total loans
Commercial                  $856         33.29%                      $1,192          33.96%
Real estate construction     257          7.29                          310          10.87
Real estate-other            954         46.26                        1,051          43.97
Consumer                     172          7.48                          219           6.29
Other                        110          5.68                           94           4.91
Unallocated                1,255          ---                           445            ---
Total                     $3,604        100.00%                      $3,311         100.00%

The allowance for possible loan losses is maintained without any internal allocation to the segments of the loan portfolio. The above schedule is being presented in accordance with the Securities and Exchange Commission's requirements to provide an allocation of the allowance. The allocation is based on subjective estimates that take into account historical loss experience and management's current assessment of the relative risk characteristics of the portfolio as of the reporting dates noted above and as described more fully under the section "Asset Quality - Allowance for Possible Loan Losses". The increase in the unallocated portion is due to several factors including the write-off of loans which had been previously identified, an increased allocation relating to the off-balance sheet risk of SBA guaranteed loans and management's assessment of the overall risk relating to local economic conditions.

Nonperforming Loans

Loans for which the accrual of interest has been suspended and other loans with principal or interest contractually past due 90 days or more are set forth in the following table.

NONPERFORMING LOANS
(dollars in thousands)
                                                             June 30,                  December 31,
                                                               1995                        1994
Loans accounted for on a non-accrual basis                    $2,163                    $5,395

Other loans with principal or interest contractually past
due 90 days or more                                                6                        83
Total                                                         $2,169                    $5,478

The Company follows the practice of discontinuing the accrual of interest and reversing any accrued and unpaid interest when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

As of June 30, 1995, the Company had approximately $2 million of nonperforming loans, consisting of eight loans, of which the most significant are summarized below.

SUMMARY OF SIGNIFICANT NONPERFORMING LOANS
(dollars in thousands)

Purpose                    Amount        Description of Collateral                  Date of Appraisal
Land development           $594          2nd deed of trust on five rural            August 1993
                                         lots and a 1st deed of trust on
                                         another lot, San Jose, CA
Real estate development     534          1st deed of trust of SFR and two           September
1994
                                         lots in San Jose, CA
Business loan               393          1st deed of trust on SFR,                  January 1994
                                         Petaluma, CA
Business loan               222          2nd deed of trust on commercial            August 1991
                                         building in Campbell, CA
Land development            184          1st deed of trust of 11.7 acres,           August 1993
                                         San Jose, CA
Real estate development     106          2nd deed of trust on SFR in                 May 1993
                                         Piedmont, CA

At December 31, 1994, there were 14 loans which were included as nonperforming loans. Of these loans, 11 were secured by commercial or residential real estate (approximately 89%) and three were secured by general business assets (approximately 11%).

Management conducts an ongoing evaluation and review of the loan portfolio in order to identify potential nonperforming loans. Management considers loans which are classified for regulatory purposes, loans which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of June 30, 1995, management has identified approximately $53 of loans relating to two borrowers with respect to which known information causes management to have doubts about the borrower's abilities to comply with present repayment terms, such that the loans might subsequently be classified as nonperforming.

Other Real Estate Owned

At June 30 1995, the Bank had three properties which were acquired through the foreclosure process in the amount of $1.2 million. A summary of the properties at June 30, 1995 and December 31, 1994 follows:

                                                                    Carrying Value
Description of Property                                     June 30, 1995         December 31, 1994

72 berth marina, property sold January 1995, see note
below                                                         $800                     $800
Two vacant parcels, currently subject to a one-year
sewer moratorium                                               304                      304
Commercial office converted from a SFR, participated
with SBA                                                        48                       48
Other properties                                               -----                    343
Total                                                       $1,152                   $1,495

At the time of foreclosure, any difference between the loan balance and the net realizable value of the collateral is charged to the allowance for possible loan losses. Foreclosed property is recorded at the lower of its revised basis or fair value, less estimated selling costs. Any subsequent decline in value is charged directly to the income statement. See "Financial Review - Other Expense" for the analysis of the net cost of other real estate owned for the quarters and six months ended June 30, 1995 and 1994.

On December 31, 1994 the Bank entered into an agreement to sell the marina property which was acquired through the foreclosure process in early 1994 for $800. The Bank received a down payment of $100 and took back a note for the remainder. The property is subject to a cease and desist order from the Army Corps of Engineers specifying that there is to be no further encroachment of the protected wetlands area which is located on the marina property. In addition, the Army Corps of Engineers has suggested that certain cleanup of the wetlands be undertaken. The purchaser has agreed to expend $200 relating to this restoration and cleanup. If the Army Corps of Engineers does not accept the cleanup effort after the expenditure of the agreed $200 and prior to September 20, 1995, the purchaser has the right to return the property to the Bank and receive the amount of his down payment and the return of the $200 expended on the cleanup effort. If the property is returned, the Bank would be subject to any potential costs of any further environmental remediation. Due to the percentage of the down payment to total consideration and the contingency relating to the return of the property, the Bank has not recorded the sale and continues to classify the property as other real estate owned. The Bank will record the sale when the contingency expires and other conditions are met.

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

As of June 30, 1995 and December 31, 1994, the Company had undisbursed loan commitments to extend credit under normal lending arrangements as follows:

UNDISBURSED LOAN COMMITMENTS
(dollars in thousands)                  June 30,              December 31,
Loan Category                            1995                    1994
Commercial                              $29,097               $22,837
Real estate-other                         2,991                 3,658
Real estate construction                 11,050                 9,314
Consumer                                  6,182                 6,955
Other                                    11,487                11,832
Total                                   $60,807               $54,596

In addition there was approximately $3 million for commitments under unused letters of credit at June 30, 1995.

Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
(dollars in thousands)
                                     June 30, 1995                              December 31, 1994
                                                   Percentage                                Percentage
                                   Total           of Total                Total             of Total
                                   Amount          Deposits                Amount            Deposits
Noninterest-bearing demand         $45,985         24.47%                  $54,002          29.95%
Interest-bearing demand             30,282         16.11                    29,041           16.11
Money market and savings            53,849         28.65                    47,170           26.16
Certificates of deposit:
Less than $100,000                  14,918          7.94                    16,038            8.90
$100,000 or more                    42,920         22.83                    34,036           18.88
Total                             $187,954        100.00%                 $180,287          100.00%

Consolidated deposits as of June 30, 1995, were $188 million compared to $180 million at December 31, 1994. The increase in deposits relates to the growth of interest-bearing deposits of all types. Noninterest-bearing deposits have declined from $54 million as of December 31, 1994 to $46 million as of June 30, 1995. The decline in these deposits is due to the decrease in title company escrow deposits of $3 million and the impact of customers who have converted such deposits to interest-bearing deposits. Title company escrow deposits were $3 million at June 30, 1995 as compared to $6 million at December 31, 1994. Such deposits are cyclical in nature and are dependent upon the real estate activity in Santa Clara County.
This activity has declined sharply with the advent of increased interest rates. See "Liquidity." The growth in interest-bearing deposits has been due to the successful business development efforts of the Bank's business development officers and higher interest rates on certificates of deposits.

The Bank raises a substantial amount of funds through certificates of deposits of greater than $100. These deposits are usually at interest rates greater than other types of deposits and are more sensitive to interest rate changes. Historically, the Bank's cost of funds has been significantly less than its peer group. However, these certificates of deposits are usually more interest rate sensitive, and therefore their repricing could negatively impact the Bank's net interest margin without a corresponding increase in rates earned on its earning assets. See "Liquidity."

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

To counter its natural interest rate position, the Bank entered into an interest rate "floor" in the amount of $10 million which expires in May 1999. The Bank has paid a fixed premium of $47 for which it will receive the amount of interest on $10 million based on the difference of 7% and prime when prime is less than 7%. This will protect the Bank against decreases in its net income when the prime decreases. Settlement is done quarterly and the Bank records the impact of these hedges on an accrual basis.

During the second quarter of 1995, the Bank executed two transactions which are intended to mitigate its exposure to a decline in general market interest rates. The transactions involved the purchase of two U.S. Agency securities for an aggregate cost of $17 million which were financed through the use of two 90 day repurchase agreements. The securities are fixed rate and $10 million matures in May 1998 and $7 million matures in November 1997. The repurchase agreement interest rates are 6.05% (adjusts on August 16, 1995) and 5.85% (adjusts on September 25, 1995), respectively.

The following table quantifies the Company's interest rate exposure at June 30, 1995 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. At June 30, 1995, the Company was, as noted above, asset sensitive in the near term. This table displays a static view of the Company's interest rate sensitivity position and does not consider the dynamics of the balance sheet and interest rate movements.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At June 30, 1995
(dollars in thousands)
                                               After three     After six      After one
                                    Within     months but      months but     year but        After
                                    three      within six      within one     within          five
                                    months     months          year           five years      years      Total
Investment securities-taxable       -----       -----         $2,796          $8,831          $519       $12,146
Investment securities-non-taxable   $530        -----          -----           2,238           120         2,888
Securites available for sale        4,868      1,985           4,070          23,291             18       34,232
Loans                             139,119        526             376          11,300          3,687      155,008
Total earning assets              144,517      2,511           7,242          45,660          4,344      204,274
Interest checking, money market
and savings                        84,130       -----           -----          -----          -----       84,130
Certificates of deposit:
Less than $100,000                  5,244      4,046           3,546           2,082           -----      14,918
$100,000 or more                   21,133      8,692          11,669           1,426           -----      42,920
Other short-term borrowings        16,758       -----           -----          -----          -----       16,758
Total interest-bearing
liabilities                       127,265     12,738          15,215           3,508           -----     158,726
Interest rate gap                 $17,252   ($10,227)        ($7,973)        $42,152          $4,344     $45,548
Cumulative interest rate gap      $17,252     $7,025           ($948)        $41,204         $45,548
Interest rate gap ratio              1.14       0.20             0.48          13.02           -----
Cumulative interest rate
gap ratio                            1.14       1.05             0.99           1.26            1.29

The maturities and yields of the investment portfolio at June 30, 1995 are shown below:

MATURITY AND YIELDS OF INVESTMENT SECURITIES
At June 30, 1995
(dollars in thousands)
                                                                           Maturity
                                                                         After one year
                                       Carrying      Within one year     within five years        After ten years
                                        Value       Amount      Yield    Amount     Yield       Amount       Yield

Securities held to maturity:
U. S. Treasury                         $4,262       $2,796      4.44%    $1,466     6.11%       ----         ----
U. S. Government Agencies               4,969        ----       ----      4,969     6.14       ----          ----
State and municipal                     2,889          530      7.25      2,359     6.36        ----         ----
Mortgage backed                         2,395        ----       ----      2,395     7.90       ----          ----
Other                                     519        ----       ----      ----      ----      $519           6.00%
Total                                  15,034        3,326               11,189                 519
Securities available for sale:
U. S. Treasury                          4,054        1,000      5.94      3,054     7.18        ----         ----
U.S. Government Agencies               26,280        2,989      6.73     23,291     6.07       ----          ----
Mortgage backed                            19        ----       ----      ----      ----        19           ----
Mutual funds                            3,879        3,879      6.08      ----      ----       ----          ----
Total                                  34,232        7,868               26,345                  19
Total                                 $49,266      $11,194      5.89%   $37,534     6.31%      $538          5.79%

The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at June 30, 1995. Approximately 89% of the commercial and real estate loan portfolio is priced with floating interest rates which limits the exposure to interest rate risk on long-term loans.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)
                                        Balances maturing                    Interest Rate Sensitivity
                                                                                 Predeter-
                           Balances at              One                             mined          Floating
                           June 30,     One year    year to       Over             interest       interest
                           1995         or less    five years    five years        rates           rates
Commercial                 $51,603       $33,345    $15,150       $3,108          $1,979           $49,624
Real estate-other          $71,705        $9,682    $29,792      $32,231          $13,341          $58,363
Real estate construction   $11,303       $10,771       $532       -----             -----          $11,303

The above table does not take into account the possibility that a loan maybe renewed at the time of maturity. In most circumstances, the Company treats a renewal request in substantially the same manner in which it considers the request for an initial extension of credit. The Company does not have a policy to automatically renew loans.

Capital and Liquidity

Capital

The Company's book value per share was $10.45 and $9.92 on June 30, 1995 and December 31, 1994, respectively. Shareholders' equity was $25 million and $23 million as of June 30, 1995 and December 31, 1994, respectively.

The Federal Reserve Board's risk-based capital guidelines require that total capital be in excess of 8% of total assets on a risk-weighted basis. Under the guidelines for a bank holding company capital requirements are based upon the composition of the Company's asset base and the risk factors assigned to those assets. The guidelines characterize an institution's capital as being "Tier 1" capital (defined to be principally shareholders' equity) and "Tier 2" capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of loans, and other supplemental capital). The guidelines require the Company to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The Comptroller of the Currency also requires SJNB to maintain adequate capital. The Comptroller's current regulations require national banks to maintain Tier 1 leverage capital ratio equal to at least 3% to 5% of total assets, depending on the Comptroller's evaluation of the Bank.

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

The capital of the Company and SJNB exceed the amount required by the various capital guidelines. The table below summarizes the various capital ratios of the Company and the Bank at June 30, 1995 and December 31, 1994.

Risk-based and Leverage Capital Ratios
(dollars in thousands)

Company                                           June 30, 1995            December 31, 1994
Risk-based                                     Amount       Ratio        Amount           Ratio
Tier 1 capital                                $20,046       11.38%      $18,530           10.93%
Tier 1 capital minimum requirement              7,047        4.00         6,781            4.00
Excess                                        $12,999        7.38%      $11,749            6.93%
Total capital                                 $22,325       12.67%      $20,724           12.23%
Total capital minimum requirement              14,094        8.00        13,561            8.00
Excess                                         $8,231        4.67%       $7,163            4.23%
Risk-adjusted assets                         $176,169                  $169,514

Leverage
Tier 1 capital                               $20,046         9.78%      $18,530            9.33%
Minimum leverage ratio requirement (1)         8,195         4.00         7,942            4.00
Excess                                       $11,851         5.78%      $10,588            5.33%
Average total assets                        $204,873                   $198,542

Bank
Risk-based
Tier 1 capital                               $19,114        10.86%     $17,477            10.34%
Tier 1 capital minimum requirement             7,040         4.00        6,759             4.00
Excess                                       $12,075         6.86%     $10,718             6.34%
Total capital                                $21,390        12.15%     $19,664            11.64%
Total capital minimum requirement             14,079         8.00       13,518             8.00
Excess                                        $7,311         4.15%      $6,146             3.64%
Risk-adjusted assets                        $175,992                  $168,976

Leverage
Tier 1 capital                               $19,114         9.35%     $17,477             8.81%
Minimum leverage ratio requirement (1)         8,178         4.00        7,934             4.00
Excess                                       $10,936         5.35%      $9,543             4.81%
Average total assets                        $204,460                  $198,341

<F1>
(1)  The required ratio is determined on an individual bank basis as a result of factors considered by the Company's and Bank's regulators.  To date, however, the regulators have not established this amount. Amounts shown as the minimum requirements relate to the standards imposed by the FDIC in their determination of an "adequately capitalized" bank for their insurance premium determination.

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

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks, and short-term marketable investments. At June 30, 1995, consolidated liquid assets totaled $32 million or 14% of consolidated total assets as compared to $31 million or 15% of consolidated total assets on December 31, 1994 In addition to the liquid asset portfolio, SJNB also has available $9 million in lines of credit with five major commercial banks, a repurchase line with a maximum limit of $40 million (of which approximately $17 has been utilized) and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $4 million.

SJNB is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions and each business' seasonality. Large certificates of deposit amounted to 23% of total deposits on June 30, 1995 as compared to 19% on December 31, 1994. This increase is principally due to the impact of several customers which have transferred balances from other deposit accounts and the placement by several new customers of new funds into the Bank.

Additionally, SJNB is a depository of title company funds which are cyclical and dependent mainly upon the residential real estate market. There were $3 million of such title company deposits on June 30, 1995, compared to $6 million at December 31, 1994.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On June 30, 1995, approximately 31% of total consolidated assets had maturities under one year and 89% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity. In addition, the Bank currently has available $9 million of SBA loans available for sale. These loans could be sold within a 30 day period.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank is a party to any material pending legal proceedings other then as previously disclosed and as set forth below. The Bank is party to routine litigation incidental to its business.

During the second quarter of 1995, the Bank was served with a complaint by William Kaffer, Robert N. Greco and Gertrude E. Saynor, who allege that the Bank participated with Charles A. Herpick, Richard J. Bauer, James Herpick, Century Loan (Messrs. C. Herpick, Bauer, and J. Herpick and Century Loan are referred to as the "Century Defendants"), Santa Clara Land Title Company and other banks in a scheme to defraud the investors of Century Loan. The complaint was filed on May 18, 1995, in the Superior Court in Santa Clara County. In the complaint, the plaintiffs allege that the Century Defendants sold fictitious second trust deeds to the plaintiffs and the plaintiff class, and that the proceeds from such sales were used to make interest payments on fictitious trust deeds that had previously been sold to other investors. The plaintiffs alleged that the bank defendants, including the Bank, knew or should have known that Century Loan was overleveraged and was commingling investors' funds, and that the banks extended credit to Century Loan in spite of such knowledge, enabling Century Mortgage to continue defrauding investors. The complaint also alleges that the bank defendants were co-conspirators of the Century Defendants, were agents of and joint venturers with the Century Defendants and aided and abetted the fraudulent scheme.

The complaint asks for compensatory damages, punitive damages and other damages, interest, costs and fees. The named defendants allege losses on the investments in trust deeds of approximately $1 million. The plaintiffs have asked the court to certify the plaintiffs as a class, in which case the lawsuit will be on behalf of all investors who purchased trust deed investments from the Century Defendants. If a class is certified, the losses suffered by the plaintiff class will be much higher.

The Bank has filed a demurrer to the complaint, on the grounds that it does not state a cause of action against the Bank. If the demurrer is not granted, the Bank intends to vigorously defend the action.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Company on May 24, 1995, 1,986,551 shares were represented. In the election of directors, the shareholders of the Company voted as follows:

                                    Number of        Number of
                                    Votes Cast         Votes
Name                                For Nominee       Withheld
Akamine, Ray S.                     1,931,888         54,663
Archer, Robert A.                   1,929,285         57,266
Bruno, Albert V.                    1,935,170         51,381
Curtis, William H.                  1,929,285         57,266
Diridon, Rod                        1,926,324         60,227
Fanelli, Sr., Dominic A.            1,929,149         57,402
Fischer, Jack G.                    1,929,285         57,266
Gorry, F. Jack                      1,918,147         68,404
Kenny, James R.                     1,933,469         53,082
Lund, Arthur K.                     1,928,200         58,351
Oneal, Louis                        1,928,511         58,040
Rubino, Diane                       1,929,285         57,266
Shen, Douglas L.                    1,930,665         55,886
Vandeweghe, Gary S.                 1,929,011         57,540
Weinhardt, John W.                  1,930,285         56,266

The shareholders approved the Amendment increasing the shares available for options in the 1992 Employee Stock Option Plan with 1,449,285 shares being voted for the approval, 208,156 shares being voted against and 29,169 withhelds and non-voting broker votes of 299,941.

The shareholders also approved the Amendment increasing the shares available for options in the 1992 Director Stock Option Plan with 1,384,043 shares being voted for the approval, 254,866 shares being voted against and 47,957 withhelds and non-voting broker votes of 299,685.

In addition, the shareholders ratified the selection of KPMG Peat Marwick as the Company's independent public accountants for the year ending December 31, 1995, with 1,956,457 shares being voted for the ratification, 26,721 shares being voted against, and 3,373 withhelds.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

The following exhibits are filed as part of this report:

(2) Plan of Acquisition and Merger by and between SJNB Financial Corp. and Business Bancorp (as amended) is hereby incorporated by reference to Annex A filed with Registration Statement on Form S-4, Amendment No. 2 Commission File No. 33-79874, filed with the Securities and Exchange Commission on August 3, 1994.

(3) a. The Registrant's Articles of Incorporation and Bylaws are hereby incorporated by reference from Exhibit 3 of Registrant's Registration Statement on Form S-4, as filed on July 5, 1985 under Registration No. 2-98846.

(3) b. The Certificate of Amendment to Articles of Incorporation filed June 17, 1988 is hereby incorporated by reference from Exhibit (3) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(3) c. Secretary's certificate dated February 2, 1995, regarding amendment to SJNB Financial Corp.'s bylaws to increase number of directors.

*(10) a. The Registrant's Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on October 4, 1989 and amended January 24, 1992 under Registration No. 33-31392.

*(10) b. The form of Incentive Stock Option Agreement being utilized under the Stock Option Plan is hereby incorporated by reference from Exhibit 4.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-8, as filed on January 24, 1992, under Registration No. 33-31392.

*(10) c. The form of Stock Option Agreement being utilized under the Stock Option Plan is hereby incorporated by reference from Exhibit 4.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-8, as filed on January 24, 1992, under Registration No. 33-31392.

*(10) d. Amendment No. 3 to the Stock Option Plan is hereby incorporated by reference from Exhibit 4.4 of Amendment No. 1 to the Registrant's
Registration Statement on Form S-8, as filed on January 24, 1992, under Registration No. 33-31392.

*(10) e. Amendment No. 4 to the Stock Option Plan is hereby incorporated by reference from Exhibit 4.5 of Amendment No. 2 to the Registrant's
Registration Statement on Form S-8, as filed on June 22, 1992, under Registration No. 33-31392.

*(10) f. The Registrant's 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740. Amendment No. 1 to the 1992 Employee Stock Option Plan is filed with this report.

*(10) g. The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10) h. The form of Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit
4.3 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10) i. The Registrant's 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit (10) i. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992. Amendment No. 1 to the 1992 Director Stock Option Plan is filed with this report.

*(10) j. The form of Stock Option Agreement being utilized under the 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit
(10) j. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

*(10) k. Agreement between James R. Kenny and SJNB Financial Corp. dated June 18, 1991 and amendment dated January 9, 1992 is hereby incorporated by reference from Exhibit (10) f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(10) l. Systems Management Services Agreement by and between Systematics, Inc. and San Jose National Bank dated March 1, 1990, and amendments dated April 5, 1990, July 10, 1990 and January 27, 1992 are hereby incorporated by reference from Exhibit (10) g. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(10) m. Agreement for Item Processing Services by and between Datatronix Financial Services and San Jose National Bank dated April 13, 1992 is hereby incorporated by reference from Exhibit (10) m. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(10) n. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference from Exhibit (10)
n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(27)  Financial Data Schedule

*  Indicates management contract or compensation plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SJNB FINANCIAL CORP.
(Registrant)

Dated: August 3, 1995

/s/ James R. Kenny
President and Chief Executive Officer

/s/ Eugene E. Blakeslee
Executive Vice President and Chief Financial Officer