Form 10-Q
period 1995-09-30
SJNB FINANCIAL CORP
filed 1995-11-08
CIK 721161

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       or

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

                                 Not Applicable
 (Former name, address and former fiscal year, if changed, since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes X      No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       2,392,274 shares of common stock outstanding as of October 27, 1995

Transitional Small Business Disclosure Format;
                                                                Yes       No   X

PART I - FINANCIAL INFORMATION

                                                                         Page
Item 1. - FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

           Condensed Consolidated Balance Sheets                           3

           Condensed Consolidated Statements of Operations                 4

           Condensed Consolidated Statements of Cash Flows                 5

           Notes to Unaudited Condensed Consolidated Financial Statements  6


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION                                              7-26


PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                                 27

Item 2.  CHANGES IN SECURITIES                                             27

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                   27

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               27

Item 5.  OTHER INFORMATION                                                 27

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 27-29

SIGNATURES                                                                 30

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  SJNB FINANCIAL CORP. AND SUBSIDIARY

                                 Condensed Consolidated Balance Sheets
                                         (dollars in thousands)
                                              (Unaudited)



                                 Assets                                         September 30,  December 31,
                                                                                  1995            1994
---------------------------------------------------------------------------------------------------------
Cash and due from banks                                                          $13,326         $14,591
Money market investments                                                           2,000        -----
Investment securities:
  Held to maturity (Market value: $15,032 at September 30, 1995
    and $13,392 at December 31, 1994)                                             14,858          13,859
  Available for sale                                                              42,135          18,706
Loans                                                                            152,854         144,399
Loans available for sale                                                          11,394           5,008
Allowance for possible loan losses                                               (3,686)         (3,311)
---------------------------------------------------------------------------------------------------------
  Loans, net                                                                     160,562         146,096
---------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                        3,395           3,022
Other real estate owned                                                            1,045           1,495
Accrued interest receivable and other assets                                       2,837           3,267
Intangibles, net of accumulated amortization of $586 and $166                      4,905           4,913
=========================================================================================================
     Total                                                                      $245,063        $205,949
=========================================================================================================

                  Liabilities and Shareholders' Equity
---------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                            $48,891         $54,003
   Interest-bearing                                                              146,084         126,285
---------------------------------------------------------------------------------------------------------
     Total deposits                                                              194,975         180,287
---------------------------------------------------------------------------------------------------------
Other short-term borrowings                                                       20,938         -----
Accrued interest payable and other liabilities                                     3,457           2,220
---------------------------------------------------------------------------------------------------------
     Total liabilities                                                           219,370         182,507
---------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common  stock,  no  par  value;  authorized,  20,000,000  shares;  issued  and outstanding, 2,384,715 shares at September 30,
     1995 and 2,362,550 shares at December 31, 1994                               19,481          19,421
  Retained earnings                                                                6,222           4,278
  Net unrealized loss on securities available for sale                              (10)           (257)
---------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                   25,693          23,442
---------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                      ----            ----
=========================================================================================================
     Total                                                                      $245,063        $205,949
=========================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.



                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)
                                                                                 Quarter ended           Nine months ended
                                                                                 September 30,             September 30,
                                                                           -----------------------------------------------------
                                                                              1995          1994         1995          1994
--------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                    $4,524        $2,683      $13,364        $7,497
  Interest on investment securities held to maturity                               219            99          631           289
  Interest and dividends on investment securities available for sale               609           135        1,201           325
  Interest on money market investments                                             113            45          212           145
  Other interest and investment income                                               6            12         (19)            95
--------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                        5,471         2,974       15,389         8,351
--------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit over $100                                              643           274        1,577           711
    Other                                                                        1,265           448        3,155         1,197
--------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                       1,908           722        4,732         1,908
--------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                          3,563         2,252       10,657         6,443
--------------------------------------------------------------------------------------------------------------------------------
Provision for possible loan losses                                                 180           100          890           400
--------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                                                      3,383         2,152        9,767         6,043
--------------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                      140            85          426           250
  Other operating income                                                           139            53          337           166
  Net loss on securities available for sale                                                     (73)         (43)          (80)
                                                                           ----
  Gain on sale of SBA loans                                                                                                  75
                                                                           ----          ----        ----
--------------------------------------------------------------------------------------------------------------------------------
     Total other income                                                            278            65          720           411
--------------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                          1,091           808        3,212         2,343
  Occupancy                                                                        177           130          560           378
  Other                                                                            957           543        2,835         1,698
--------------------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                        2,225         1,481        6,607         4,419
--------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                  1,436           736        3,880         2,035
Income taxes                                                                       629           295        1,721           814
================================================================================================================================
     Net income                                                                   $807          $441       $2,159        $1,221
================================================================================================================================

Net income per share                                                             $0.32         $0.26        $0.87         $0.71
================================================================================================================================
Weighted average number of shares outstanding                                    2,508         1,718        2,493         1,718
================================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)
                                                                                                    Nine months
                                                                                                       ended
                                                                                                   September 30,
                                                                                      ----------------------------
                                                                                          1995           1994
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                $2,159         $1,221
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                                       890            400
      Depreciation and amortization                                                            315            217
      Amortization on intangibles                                                              420           ----
      Net loss on securities available for sale                                                 43              9
      Net loss on sale of other real estate owned                                               22           ----
      Increase in loans available for sale, net                                            (6,385)        (1,667)
      Amortization of (discount) premium on investment securities, net                       (114)             28
      Increase in accrued interest receivable and other assets                               (146)          (689)
      Increase in accrued interest payable and other liabilities                             1,880            598
------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                              (916)            117
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of securities available for sale                                       13,162          2,376
  Maturities of securities held to maturity                                                    425          2,240
  Purchase of securities available for sale                                               (36,144)        (6,333)
  Purchase of securities held to maturity                                                  (1,388)        (1,321)
  Amounts due from liquidation of money market fund                                         ----        (1,150)
  Proceeds from the sale of other real estate owned                                          1,377           ----
  Loans, net                                                                               (9,920)        (6,743)
  Capital expenditures                                                                       (689)          (205)
------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                           (33,177)       (11,136)
------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                             14,687         15,555
  Other short-term borrowings                                                               20,295        (1,400)
  Cash dividends                                                                             (215)          (130)
  Capitalized acquisition costs                                                               ----          (282)
  Common stock repurchased                                                                    (145)           ----
  Proceeds from stock options exercised                                                        206              1
------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                         34,828         13,744
------------------------------------------------------------------------------------------------------------------
          Net increase in cash and equivalents                                                 735          2,725
Cash and equivalents at beginning of year                                                   14,591         11,052
==================================================================================================================
Cash and equivalents at end of period                                                      $15,326        $13,777
==================================================================================================================
Other cash flow information:
  Interest paid                                                                             $4,398         $1,936
                                                                                      ============================
  Income taxes paid                                                                           $965           $730
==================================================================================================================
Noncash transactions:
  Transfer of loans to other real estate owned                                                $950         $1,012
  Unrealized gain (loss) on securities available for sale, net of tax                          247          (162)
==================================================================================================================



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

           On January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS No. 114), as amended by FAS No.118. FAS No. 114 requires entities to measure certain impaired loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loan's market value or the fair value of collateral if the loan is secured. The adoption of FAS Nos. 114 and 118 did not have a material effect on the Company's financial statements.

Note B     Net Deferred Tax Asset

           As of September 30, 1995 the net deferred tax asset was approximately $376 which is included in the category "Accrued interest receivable and other assets" of the Company's condensed consolidated balance sheet. The Company believes that the net deferred tax asset is realizable through sufficient taxable income within the carryback periods and the current year's taxable income.

Note C     Net Income Per Share of Common Stock

           The weighted average number of common stock shares and common stock equivalent shares used in computing net income per share of common stock are set forth below for the periods indicated:




                                                  Quarter ended           Nine months ended
                                                  September 30,             September 30,
                                            -----------------------------------------------------
                                                1995         1994         1995         1994
                                            -----------------------------------------------------
     Weighted average number of shares
      outstanding during the period           2,383,407    1,630,322    2,374,708     1,630,322
     Common stock equivalents                   124,875       87,885      118,258        87,786
                                            -----------------------------------------------------
Total                                          2,508,282    1,718,207    2,492,966     1,718,108
                                            =====================================================


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" and the "Bank"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 1995 and the liquidity and financial condition of the Company and SJNB as of September 30, 1995 and December 31, 1994.

All dollar amounts in the text in this Item 2 are in thousands, except per share amounts or as otherwise indicated.


The following presents selected financial data and ratios as of and for the three and nine months ended September 30, 1995 and 1994:


SELECTED FINANCIAL DATA AND RATIOS
----------------------------------------------------------------------------------------------   ---------------------------
                                                                        For the quarters            For the nine months
                                                                       ended September 30,          ended September 30,
                                                                    --------------------------------------------------------
SELECTED ANNUALIZED OPERATING RATIOS:                                   1995         1994            1995         1994
----------------------------------------------------------------------------------------------------------------------------

Return on average equity                                                  12.70%       10.36%          11.75%         9.87%
Return on average tangible equity                                          18.33        10.36           17.42          9.87
Return on average assets                                                    1.35         1.26            1.34          1.22
Net chargeoffs (recoveries) to average loans                                 .25        (.17)             .46           .08
Average equity to average assets                                           10.61        12.19           11.39         12.34
Average tangible equity to average assets                                   8.80        12.19            9.39         12.34
============================================================================================================================


                                                                        At September 30,        At December 31,
PER SHARE DATA:                                                         1995         1994            1994
--------------------------------------------------------------------------------------------------------------
Shareholders' equity per share                                            $10.77       $10.42           $9.92
Tangible equity per share                                                  $8.72       $10.42           $7.84

SELECTED FINANCIAL POSITION RATIOS:
--------------------------------------------------------------------------------------------------------------
Leverage capital ratio                                                     8.91%       12.28%           9.33%
Nonperforming loans to total loans                                           .56         3.03            3.67
Nonperforming assets to total assets                                         .80         3.15            3.32
Allowance for possible loan losses to total loans                           2.24         2.27            2.22
Allowance for possible loan losses
  to nonperforming loans                                                  400.44        75.13           60.45
Allowance for possible loan losses
 to nonperforming assets                                                  187.51        52.94           47.49
==============================================================================================================


Summary of Financial Results

The Company reported net income of $807 or $.32 per share for the quarter ended September 30, 1995, compared with net income of $441 or $.26 per share for the third quarter of 1994. The improvement in earnings is due primarily to the acquisition of Business Bancorp and California Business Bank ("CBB") as of the beginning of the last quarter of 1994 and to additional volume growth.

For the nine months ended September 30, 1995, the net income was $2,159 or $.87 per share compared with net income of $1,221 or $.71 per share in 1994. The improvement was due mainly to the reasons discussed above regarding the comparison of the third quarter results, and the recognition of $485 of interest income on loans that had been on nonaccrual.

Net Interest Income

Net interest income for the quarter ended September 30, 1995 increased $1.3 million as compared to the same quarter a year ago. Net interest income is dependent upon volume and net interest margin. The Bank's average earning assets for the same period increased by $90 million, primarily as the result of the acquisition of CBB and the addition of $24 million of on-balance-sheet hedge instruments as discussed in the section "Asset/Liability Management" below. The Bank's net interest margin decreased from 7.05% in the third quarter of 1994 to 6.52% in the third quarter of 1995. This decrease is due mainly to the decline in the spread between the rate earned on earning assets and the rates paid on interest bearing deposits. The competitive environment within the Bank's marketplace has become more aggressive and the competition among banks for both loan and deposit growth has caused more competitive pricing. To the extent that such competitive pricing continues, the Bank's net interest margins could continue to decline. See "Loans" and "Funding". Additionally $54 of interest recognized in the third quarter of 1995 relates to prior periods and if such interest was not included in the third quarter results, the net interest margin would have been 6.42%.

Net interest income for the nine months ended September 30, 1995 increased $4.2 million over that of the same period a year ago. The increase was primarily the result of the increase in volumes and recognition of interest on previously nonaccruing loans. The Bank's net interest margin increased from 7.01% for the nine months ended September 30, 1994 to 7.29% for the nine months ended September 30, 1995. Adjusting for the interest income collected on previously nonaccruing loans (which amounted to approximately $485 for the nine months ended September 30, 1995), the net interest margin would have decreased to 6.94% in 1995.

A substantial portion (25% for the nine months ended September 30, 1995 and 30% for the nine month period ended September 30, 1994) of the Bank's deposits are non-interest-bearing and therefore do not reprice when interest rates change. See "Funding." Due to the nature of the Company's market in which loans are generally tied to the prime rate, an increase in interest rates should positively affect the Company's net interest income. Increases in the prime rate during 1994 had a significant positive impact on the net interest income. Conversely stable or declining rates will have an adverse impact on net interest income. The Bank utilizes various vehicles to hedge its interest rate position. See "Asset/Liability Management."

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


The effect of nonaccrual of interest income based on loans classified as nonaccrual at September 30, 1995 and 1994, is set forth in the following table:


IMPACT OF NONACCRUAL LOANS
(dollars in thousands)                                     Quarter ended         Nine months ended
                                                           September 30,           September 30,
                                                      ---------------------------------------------
                                                         1995        1994         1995        1994
---------------------------------------------------------------------------------------------------
Interest revenue which would have been
  recorded under original terms                           $29         $86          $86        $220
Interest revenue actually realized                        (2)                      (6)         (6)
                                                              ---
---------------------------------------------------------------------------------------------------
Negative impact on interest revenue                       $27         $86          $80        $214
===================================================================================================


This table does not reflect the cash basis interest received on several significant loan collections, as such loans were not classified as nonaccrual as of September 30, 1995 and 1994. When interest payments are received on a loan that has been on nonaccrual, those interest payments are included in interest income in the period the payments are received. See the above discussion regarding the collection of such income and its impact on net interest income for the third quarter and the first nine months of 1995.


The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three and nine months ended September 30, 1995 and 1994.


AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands)
                                                                        Quarter ended September 30,
                                                 ---------------------------------------------------------------------------
                                                                 1995                                  1994
----------------------------------------------------------------------------------------------------------------------------
                                                   Average                  Average     Average                   Average
Assets                                             Balance     Interest    Yield (1)    Balance      Interest    Yield (1)
----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans, net (2)                                     $155,487      $4,524      11.54%     $103,214       $2,683      10.31%
  Securities held to maturity:
    Taxable (3)                                        12,155         195        6.36        6,568           79        4.79
    Nontaxable (4)                                      2,733          46        6.71        2,080           33        6.24
  Securities available for sale (5)                    39,521         608        6.10       11,041          135        4.85
  Money market investments                              7,857         113        5.71        4,358           45        4.10
Interest rate hedging instruments                        ----         (2)     ----            ----            8     ----
--------------------------------------------------------------------------            --------------------------
      Total interest-earning assets                   217,754       5,484        9.99      127,261        2,983        9.30
--------------------------------------------------------------------------            --------------------------
Allowance for possible loan losses                    (3,610)                              (2,417)
Cash and due from banks                                11,608                                7,170
Bank premises and equipment, net                        3,321                                2,476
Other real estate owned                                 1,556                                1,336
Accrued interest receivable and
  other assets                                          2,157                                2,572
Core deposit intangibles and
  goodwill, net                                         4,713                                 ----
==============================================================                        =============
      Total                                          $237,499                             $138,398
==============================================================                        =============
Liabilities and Shareholders' equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                           $31,055         305        3.90      $10,148           40        1.56
    Money market and savings                           53,111         446        3.33       36,780          284        3.06
    Certificates of deposit:
      Less than $100,000                               15,447         215        5.52       12,071          124        4.08
      $100,000 or more                                 44,820         643        5.69       26,373          273        4.11
--------------------------------------------------------------------------            --------------------------
        Total certificates of deposits                 60,267         858        5.65       38,444          397        4.10
--------------------------------------------------------------------------            --------------------------
Other short-term borrowings                            19,599         299        6.05          172            1        1.31
--------------------------------------------------------------------------            --------------------------
       Total interest-bearing liabilities             164,032       1,908        4.61       85,544          722        3.34
--------------------------------------------------------------------------            --------------------------
Noninterest-bearing demand                             44,894                               34,929
Accrued interest payable and
  other liabilities                                     3,377                                1,060
--------------------------------------------------------------                        -------------
      Total liabilities                               212,303                              121,533
--------------------------------------------------------------                        -------------
Shareholders' equity                                   25,196                               16,865
==============================================================                        =============
       Total                                         $237,499                             $138,398
-------------------------------------------------------------------------             --------------------------
Net interest income and margin (6)                                 $3,576       6.52%                    $2,261       7.05%
=================================================             ========================             =========================


 (1) Rates are presented on an annualized basis.
 (2) Includes loan fees of $251 for 1995, and $231 for 1994. Nonperforming loans have been included in average loan balances.
 (3) Includes dividend income of $8 received in 1995 and $4 in 1994.
 (4) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($13 in 1995 and $9 in 1994).
 (5) Includes dividend income of $58 and $50 received in 1995 and 1994.
 (6) The net interest margin represents the net interest income as a percentage of average earning assets.



AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands)
                                                                      Nine months ended September 30,
                                                 ---------------------------------------------------------------------------
                                                                 1995                                  1994
----------------------------------------------------------------------------------------------------------------------------
                                                   Average                  Average     Average                   Average
Assets                                             Balance     Interest    Yield (1)    Balance      Interest    Yield (1)
----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans, net (2)                                     $149,743     $13,364      11.93%     $100,272       $7,497      10.00%
  Securities held to maturity:
    Taxable (3)                                        12,105         566        6.25        6,670          236        4.73
    Nontaxable (4)                                      2,547         122        6.39        1,888           89        6.31
  Securities available for sale (5)                    26,739       1,201        6.01        9,408          325        4.63
  Money market investments                              4,830         212        5.87        5,183          145        3.74
Interest rate hedging instruments                        ----        (41)        ----         ----           84        ----
--------------------------------------------------------------------------            --------------------------
      Total interest-earning assets                   195,964      15,424       10.52      123,421        8,376        9.07
--------------------------------------------------------------------------            --------------------------
Allowance for possible loan losses                    (3,512)                              (2,225)
Cash and due from banks                                11,279                                7,064
Bank premises and equipment, net                        3,321                                2,491
Other real estate owned                                 1,355                                1,180
Accrued interest receivable and
  other assets                                          2,468                                2,027
Core deposit intangibles and
  goodwill, net                                         4,778                                 ----
==============================================================                        =============
      Total                                          $215,653                             $133,958
==============================================================                        =============
Liabilities and Shareholders' equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                           $29,797         829        3.72       $9,365          100        1.43
    Money market and savings                           50,587       1,288        3.40       34,122          734        2.88
    Certificates of deposit:
      Less than $100,000                               15,502         595        5.13       12,617          358        3.79
      $100,000 or more                                 38,762       1,577        5.44       25,200          711        3.77
--------------------------------------------------------------------------            --------------------------
        Total certificates of deposits                 54,264       2,172        5.35       37,817        1,069       11.21
--------------------------------------------------------------------------            --------------------------
Other short-term borrowings                             9,631         443        6.15          242            5        2.74
--------------------------------------------------------------------------            --------------------------
       Total interest-bearing liabilities             144,279       4,732        4.38       81,546        1,908        3.13
--------------------------------------------------------------------------            --------------------------
Noninterest-bearing demand                             43,930                               34,997
Accrued interest payable and
  other liabilities                                     2,875                                  881
--------------------------------------------------------------                        -------------
      Total liabilities                               191,084                              117,424
--------------------------------------------------------------                        -------------
Shareholders' equity                                   24,569                               16,534
==============================================================                        =============
       Total                                         $215,653                             $133,958
--------------------------------------------------------------------------            --------------------------
Net interest income and margin (6)                                $10,692       7.29%                    $6,468       7.01%
=================================================             ========================             =========================


 (1) Rates are presented on an annualized basis.
 (2) Includes loan fees of $827 for 1995, and $754 for 1994. Nonperforming loans have been included in average loan balances.
 (3) Includes dividend income of $22 received in 1995 and $11 in 1994.
 (4) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($35 in 1995 and $25 in 1994).
 (5) Includes dividend income of $177 and $138 received in 1995 and 1994.
 (6) The net interest margin represents the net interest income as a percentage of average earning assets.



Interest margin is affected by changes in volume, changes in rates, and a combination of changes in volume and rates. Volume changes are caused by differences in the level of earning assets, deposits and borrowings. Rate changes result in differences in yields earned on assets and rates paid on liabilities. Changes not solely attributable to volume or rates are allocated to volume and rate in proportion to the relationship to the absolute dollar amounts of changes in each. The following table shows the effect on the interest differential of volume and rate changes for the quarters and nine months ended
September 30, 1995 and 1994.



VOLUME/RATE ANALYSIS
(dollars in thousands)
                                          Quarter ended September 30, 1995 vs.           Nine months ended September 30, 1995 vs.
                                            Quarter ended September 30, 1994               Nine months ended September 30, 1994
------------------------------------------------------------------------------------------------------------------------------------

                                                  Increase (decrease)                              Increase (decrease)
                                                    due to change in                                 due to change in

------------------------------------------------------------------------------------------------------------------------------------
                                          Average       Average         Total            Average         Average           Total
                                          Volume          Rate         Change            Volume            Rate           Change
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (1)                                $1,359           $482        $1,841             $3,702           $2,165          $5,867
  Securities:
    Taxable                                    67             49           116                192              138             330
    Nontaxable                                 10              3            13                 31                2              33
    Available for sale                        348            125           473                601              275             876
  Money market investments                     36             32            68               (10)               77              67
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest income                  1,820            691         2,511              4,516            2,657           7,173
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest checking                            82            183           265                219              510             729
  Money market and savings                    126             36           162                355              199             554
  Certificates of deposits:
    Less than $100,000                         35             56            91                 82              155             237
    $100,000 or greater                       191            179           370                382              484             866
  Other short-term borrowings                  64            234           298                192              246             438

------------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                   498           688         1,186              1,230            1,594           2,824
------------------------------------------------------------------------------------------------------------------------------------

Interest rate hedging instruments                           (10)          (10)               ----            (125)           (125)
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest income               $1,322          $(7)        $1,315             $3,286             $938          $4,224
====================================================================================================================================


 (1) The effect of the change in loan fees is included as an adjustment to the average rate.

Provision for Possible Loan Losses

The level of the allowance for possible loan losses and therefore the related provision reflect the Company's judgment as to the inherent risks associated with the loan and lease portfolios. Based on management's evaluation of such risks, additions of $180 and $100 were made to the allowance for possible loan losses for the quarters ended September 30, 1995 and 1994, respectively and $890 and $400 for the nine months ended September 30, 1995 and 1994, respectively. Management's determinations of the provision in 1995 and 1994 were based on the measurement of the possibility of future loan losses through various objective and subjective criteria and the impact of net charge-offs. The primary cause for the increase in the third quarter of 1995 was due to several factors, including a significant increase in loan volume, greater exposure on SBA loan guarantees and management's evaluation of the impact of the local economy on its loan portfolio. Please refer to the section regarding the "Loan Portfolio" for a detailed discussion of loan quality and the allowance for possible loan losses.


Other Income


The following table sets forth the components of other income and the percentage distribution of such income for the quarters and nine months ended September 30, 1995 and 1994.

OTHER INCOME
(dollars in thousands)
                                                   Quarter ended September 30,                     Nine months ended September 30,
                                           -----------------------------------------------------------------------------------------
                                            1995                   1994                     1995                   1994
                                           Amount      Percent    Amount      Percent      Amount      Percent    Amount     Percent
------------------------------------------------------------------------------------------------------------------------------------
Depositor service charges                   $140      50.36%        $85      130.77%        $426      59.16%       $250       60.83%
Other operating income                       138       49.64         53        81.54         337       46.80        166        40.39
Gain on sale of SBA loans                   ----        ----       ----     ----            ----     ----            75        18.24
Net loss on securities available for sale   ----        ----       (73)     (112.31)        (43)      (5.96)       (80)      (19.46)

------------------------------------------------------------------------------------------------------------------------------------
    Total                                   $278     100.00%        $65      100.00%        $720     100.00%       $411      100.00%
====================================================================================================================================



Other income increased from $65 for the quarter ended September 30, 1994 to $278 for the comparable quarter in 1995. This increase was due mainly to the impact of the CBB acquisition plus the realization of $73 of losses on securities available for sale during the 1994 third quarter. For the nine months ended September 30, 1995, other income was $720, as compared to $411 for the same period in 1994. The increase was due mainly to the CBB acquisition.

Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
                                                  Quarter ended September 30,             Nine months ended September 30,
                                           -------------------------------------------------------------------------------------
                                              1995                 1994                 1995                 1994
                                             Amount   Percent *   Amount   Percent *   Amount   Percent *   Amount   Percent *
--------------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                       $1,091     1.84%       $808     2.34%     $3,212     1.99%     $2,343      2.33%
Amortization of core deposit
  intangibles and goodwill                     140       .24      -----     -----        420       .26      -----      -----
Legal and professional fees                    126       .21         75       .22        359       .22        198        .20
Data processing                                119       .20         92       .27        343       .21        249        .25
Occupancy                                      101       .17         68       .20        307       .19        202        .20
Furniture and equipment                         76       .13         62       .18        253       .15        176        .18
Regulators assessments                           4       .01         78       .23        248       .15        241        .24
Business promotion                              70       .12         57       .16        236       .15        190        .19
Client services paid by bank                    61       .10         29       .08        186       .11        121        .12
Directors' fees and costs                       60       .10         41       .12        182       .11         95        .09
Loan and collection                             91       .15         51       .15        163       .10        154        .15
Advertising                                     46       .08         16       .05        138       .09         49        .05
Stationery and supplies                         49       .08         27       .08        130       .08         89        .09
Net cost of foreclosed property                 56       .09      (18 )     (.05)         43       .03         49        .05
Other                                          135       .23         95       .27        387       .24        263        .26
-----------------------------------------------------------------------------------------------------------------------------
     Total                                  $2,225     3.75%     $1,481     4.29%     $6,607     4.08%     $4,419      4.40%
=============================================================================================================================


 * The percentages are calculated by annualizing the quarter or year to date expense, and comparing that amount to average assets for the respective periods ended September 30, 1995 and 1994.


Total other expenses for the third quarter and first nine months of 1995 increased $744 and $2,188 respectively, from the same periods a year ago. The increases relate primarily to the increased costs associated with the acquisition of CBB, including the amortization of core deposit premium and goodwill. Most costs showed increases in absolute amounts while declining as a percent of average assets, with the exception of legal and professional fees, directors' fees and costs and advertising. Legal and professional fees increased due to increased cost of litigation. Directors' fees have increased due to a greater number of directors and an increase in fees paid. Costs of advertising have increased due to greater promotion of the Bank. During the third quarter of 1995, the FDIC reduced its premium on insured deposits from 23 cents per hundred to 4 cents per hundred effective as of June 1, 1995. This resulted in approximately $109 reduction in the costs of regulators assessments, of which approximately $25 related to the second quarter.


The net cost of foreclosed property (See "Other Real Estate Owned") are summarized below:

NET COST OF FORECLOSED PROPERTY
(dollars in thousands)
                                                    Quarter ended         Nine months ended
                                                    September 30,           September 30,
                                               ----------------------------------------------
                                                  1995        1994         1995        1994
---------------------------------------------------------------------------------------------

Costs relating to foreclosed properties            $26         $22          $35        $152
Loss on dispositions                                34        ----           22        ----
Income collected on foreclosed property            (3)        (41)         (14)       (103)
--------------------------------------------------------------------------------------------
  Net cost of other real estate owned              $56       $(19)          $43         $49
============================================================================================


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

The effective tax rate of 44% for the nine months ended September 30, 1995 is affected by several items, the most significant of which are the amortization of the intangibles; estimates for tax exempt income and the California Franchise Tax Enterprise Tax Zone Credit. The effective tax rate for the year ended December 31, 1994 was 42%.

Financial Condition and Earning Assets

Consolidated assets increased to $245 million at September 30, 1995 compared to $206 million at December 31, 1994. The increase consisted primarily of securities available for sale and loans and was funded by an increase in the Bank's core interest-bearing deposit accounts and large ($100 or more) certificates of deposits. See "Funding." In addition, there was an increase in other short-term borrowings of $21 million relating primarily to the Bank's hedging activities. See "Asset/Liability Management."

Money Market Investments

Money market investments, which include federal funds sold, increased to $2 million at September 30, 1995 from none at December 31, 1994. This increase was related to the growth in deposits.

Securities


The following table shows the composition of the securities portfolio, at book value, at September 30, 1995 and December 31, 1994. There were no issuers of securities for which the book value of specific securities held by the Bank exceeded 10% of the Company's shareholders' equity, except U.S. Government
Securities.

 SECURITIES PORTFOLIO
 (dollars in thousands)

                                                             September 30, 1995                        December 31, 1994
------------------------------------------------------------------------------------------------------------------------------------
                                                       Amortized    Unrealized     Market     Amortized     Unrealized        Market
                                                          Cost     Gain (Loss)     Value         Cost      Gain (Loss)        Value
------------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                                       $4,264         $(2)        $4,262       $4,260         $(159)          $4,101
  U. S. Government Agencies                             4,972           20         4,992        4,963          (211)           4,752
  State and municipal (nontaxable)                      2,690           26         2,716        1,797           (34)           1,763
  Mortgage backed                                       2,413          130         2,543        2,377           (63)           2,314
  Federal Reserve Bank Stock                              519         ----           519          462          ----              462
------------------------------------------------------------------------------------------------------------------------------------
    Securities held to maturity                        14,858          174        15,032       13,859          (467)          13,392
------------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                        3,997           50         4,047        9,989          (203)           9,786
  U. S. Government Agencies                            34,125           72        34,197        4,960            (5)           4,955
  Mortgage backed                                          11            3            14           19            (1)              18
  Mutual funds                                          4,032        (155)         3,877        4,180          (233)           3,947
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale                      42,165         (30)        42,135       19,148          (442)          18,706
------------------------------------------------------------------------------------------------------------------------------------
  Total                                               $57,023         $144       $57,167      $33,007         $(909)         $32,098
====================================================================================================================================



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

Gross unrealized gains on securities held to maturity were $174 as of September 30, 1995 as compared to an unrealized loss of $467 as of December 31, 1994. The unrealized gain results from the significant decrease in interest rates over the last nine months. The decrease in interest rates has a positive effect on the value of securities for which the interest rate is fixed. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately
2.09 years as of September 30, 1995. It is estimated that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.86%. This volatility decreases as the average maturity shortens. It is the intention of management to hold these securities to maturity and therefore this increase in value will be recognized over the life of the securities as the interest income is recognized.

Securities available for sale, which include all mutual funds, are acquired without the intent to hold until maturity. Any unrealized gain or loss is reflected in the carrying value of the security and reported net of income taxes in the equity section of the condensed consolidated balance sheets. Realized gains and losses are reported in the condensed consolidated statement of operations. The unrealized loss on securities available for sale as of September 30, 1995 was $30. The Bank's weighted average maturity of the available for sale portfolio was approximately 1.91 years as of September 30, 1995. It is estimated that for each 1% change in interest rates the value of the Company's available for sale securities will change by 1.77%.

A substantial portion of the large increase in the available for sale securities consists of $24 million of government agency securities purchased as part of a hedge transaction. The agency securities have fixed rates, and the purchases were financed by short term repurchase agreements. See "Asset and Liability Management."

Mortgage backed securities are considered to have increased risks associated with them because of the timing of principal repayments. At September 30, 1995, the Bank had the following securities which were mortgage-backed related securities:

                                                       Historical    Market
 (dollars in thousands)                                   Cost        Value
 ----------------------------------------------------- ------------ ----------
 Federal Home Loan Mortgage Corp.
    (U.S. Agency)                                           $2,413     $2,544
 Federal National Mortgage Association
    (U.S. Agency)                                               11         13
 Federated ARMs Funds *                                      1,686      1,632
 Overland Variable Rate
    Government Fund*                                         1,263      1,180
 ----------------------------------------------------- ------------ ----------

* The assets of these mutual funds are invested mainly in adjustable rate U. S. Treasury or Agency securities.

Interest income earned on the securities portfolio for the quarters and nine months ended September 30, 1995 and 1994 are as follows:

INTEREST AND DIVIDEND INCOME ON INVESTMENT SECURITIES
(dollars in thousands)
                                                                             Quarter ended         Nine months ended
                                                                             September 30,           September 30,
                                                                        ---------------------------------------------
                                                                           1995        1994         1995        1994

---------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U.S. Treasury                                                            $54         $37         $160        $139
  U.S. Government agencies                                                  77          37          229          86
  State and municipal (nontaxable)                                          33          24           87          64
  Mortgage backed                                                           56                      155
                                                                                      -----                    -----
  Federal Reserve Bank Stock                                                 8           5           22          11
Securities available for sale:
  U.S. Treasury                                                             69          86          348         187
  U. S. Government Agencies                                                481                      678
                                                                                      -----                    -----
  Mortgage backed                                                          (1)                      (2)
                                                                                      -----                    -----
  Mutual funds                                                              58          49          176         138
---------------------------------------------------------------------------------------------------------------------
     Interest and dividend income                                         $835        $238       $1,853        $625
=====================================================================================================================



Loan Portfolio


The following table provides a breakdown of the Company's consolidated loans by type of loan or borrower:

LOAN PORTFOLIO
(dollars in thousands)
                                                 September 30, 1995             December 31, 1994
--------------------------------------------------------------------------------------------------------
                                                              Percentage                     Percentage
                                                 Total         of Total         Total         of Total
                                                Amount           Loans          Amount          Loans
--------------------------------------------------------------------------------------------------------

Commercial                                     $45,871          27.93%        $49,018          32.81%
Real estate construction                        10,472            6.38         16,343           10.94
Real estate-other                               66,296           40.36         63,104           42.23
Consumer                                         9,276            5.65          9,461            6.34
Other                                           21,714           13.22          7,362            4.93
Unearned fee income                              (775)           (.47)          (889)           (.60)
------------------------------------------------------------------------------------------------------
  Loan portfolio                               152,854          93.06%        144,399          96.65%
Loans available for sale                        11,394            6.94          5,008            3.35
------------------------------------------------------------------------------------------------------
  Total loans                                 $164,248         100.00%       $149,407         100.00%
======================================================================================================



Consolidated loans increased to $164 million at September 30, 1995 from $149 million at December 31, 1994. The increase in the loan portfolio can be attributed to the success of the Bank's SBA and other business development efforts offset by a decrease in real estate construction loans reflecting the recent slowdown in market demand for residential construction.

Economic conditions in Northern California have begun to level off during 1995. At the same time, the competitive environment within the Bank's marketplace has become more aggressive and the competition between lenders for additional loan growth has caused more competitive pricing. The Bank's net interest margin has declined from 7.05% for the quarter ended September 30, 1994 to 6.42% for the quarter ended September 30, 1995 (after excluding the effect of recovery of interest on nonaccrual loans). To the extent that such competitive pricing continues throughout 1995 and the Bank finds it necessary to meet such competition, the Bank's net interest margins could continue to decline.

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

Approximately 59% of the loan portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other, real estate equity lines (included in the Consumer category) (3%), mortgage warehouse line (1%) and loans to real estate developers for short-term investment purposes (2%) and loans for RE investments purposes made to non-developers (3%). The latter three types are included in the Other category. Approximately 31% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

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

Quality of Loans

A consequence of lending activities is that losses will be experienced and that the amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. The allowance for possible loan losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for possible loan losses charged to expense and decreased by the amount of charge-offs net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment. The conclusion that a loan may become uncollectable (in whole or in part) and be charged off against the allowance is a matter of judgment. Similarly, the adequacy of the allowance for possible loan losses and the level of the related provision for possible loan losses is determined on a judgmental basis, after full review, including consideration of:

              o  Economic conditions;
              o  Borrowers' financial condition;
              o  Loan impairment;
              o  Evaluation of industry trends;
              o  Industry concentrations;
              o  Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management;
              o  Continuing evaluation of the performing loan portfolio;
              o  Monthly review and evaluation of problem loans identified as having loss potential;
              o  Quarterly review by the Board of Directors; and,
              o  Off-balance sheet risks.

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

The Company utilizes a method of assigning a minimum and maximum loss ratio for each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.) Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan is evaluated on the basis of whether it is impaired and for such loans, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach for the measurement of the possible existence of future loan losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering the objective in addition to subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. Management believes that the allowance for possible loan losses was determined as described above and therefore believes it to be an adequate allowance against losses inherent in the loan portfolio.

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

There is uncertainty concerning the future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.


The allowance for possible loan losses was approximately $3.7 million at September 30, 1995, or 2.24% of loans outstanding. The following schedule provides an analysis of the allowance for possible loan losses:


ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (dollars in thousands)
                                                                  Quarter ended         Nine months ended        Year ended
                                                                  September 30,           September 30,         December 31,
                                                             ------------------------------------------------------------------
                                                                1995        1994        1995         1994           1994
-------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                               $3,604      $2,252      $3,311       $2,057           $2,057
Charge-offs by loan category:
  Commercial                                                     ----          28         230          113              148
  Real estate-construction                                       ----        ----         150         ----             ----
  Real estate-other                                               117        ----         220          126              637
  Consumer                                                          8        ----          83           33               73
  Other                                                          ----          50        ----           74              824
--------------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                             125          78         683          346            1,682
-------------------------------------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                                        2           3          36           57              192
  Real estate-other                                                25        ----          25         ----               10
  Consumer                                                       ----        ----           6            7                7
  Other                                                          ----         118         101          220              222
-------------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                               27         121         168          284              431
-------------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                       98        (43)         515           62            1,251
-------------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                      180         100         890          400              600
Allowance relating to California Business Bank                   ----        ----        ----         ----            1,905
------------------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                     $3,686      $2,395      $3,686       $2,395           $3,311
===============================================================================================================================

Ratios:
Net charge-offs (recoveries) to average loans, annualized         .25%     ( .17%)        .46%         .08%            1.11%
Allowance to total loans at the end of the period                2.24        2.27        2.24         2.27             2.22
Allowance to nonperforming loans at end of the period          400.44       75.14      400.44        75.14            60.45
===============================================================================================================================



During the three months ended September 30, 1995, the Company charged off $125 and recovered $27 on loans previously charged off. This compares to $78 and $121, respectively, for the three months ended September 30, 1994. During the nine months ended September 30, 1995, the Company charged off $683 and recovered $168. This compares to $346 and $284, respectively for the nine months ended September 30, 1994. The most significant charge-offs during 1995 represented partial write offs of a commercial loan in the amount of $198 and three real estate development loans totaling $268. These loans were the result of the acquisition of CBB. There were no trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The allowance for possible loan losses was 400% of nonperforming loans at September 30, 1995 compared to 60% at December 31, 1994. This increase relates mainly to the collection of a large real estate loan in the amount of $2.5 million in June 1995 and the further efforts by management to reduce nonperforming loans through collection efforts and foreclosure.


Based on an evaluation of individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for possible loan losses as follows as of September 30, 1995 and December 31, 1994:

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(dollars in thousands)
                                              September 30, 1995               December 31, 1994
----------------------------------------------------------------------------------------------------
                                                         Percentage                       Percentage
                                         Amount of      of loans to       Amount of      of loans to
                                         Allowance      total loans       Allowance      total loans
----------------------------------------------------------------------------------------------------
  Commercial                              $1,222           30.87%          $1,192           33.96%
  Real estate construction                   132             6.38             310            10.87
  Real estate-other                        1,107            44.36           1,051            43.97
  Consumer                                   179             5.65             219             6.29
  Other                                      371            12.74              94             4.91
  Unallocated                                675             ---              445              ---
---------------------------------------------------------------------------------------------------
    Total                                 $3,686          100.00%          $3,311          100.00%
===================================================================================================



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


NONPERFORMING LOANS
 (dollars in thousands)
                                                                September 30,   December 31,
                                                                     1995             1994
--------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                            $921           $5,395
Other loans with principal or interest contractually past
  due 90 days or more                                               ---                  83
--------------------------------------------------------------------------------------------
    Total                                                             $921           $5,478
============================================================================================



The Company follows the practice of discontinuing the accrual of interest and reversing any accrued and unpaid interest when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.


As of September 30, 1995, the Company had approximately $921 of nonperforming loans, consisting of four loans, of which the most significant are summarized below.





SUMMARY OF SIGNIFICANT NONPERFORMING LOANS
(dollars in thousands)
Purpose                                 Amount     Description of Collateral             Date of Appraisal
------------------------------------ ------------- ------------------------------------- ----------------------------
Land development                         $594      2nd  deed of  trust  on  five  rural  August 1993
                                                   lots and a 1st deed of trust on
                                                   another lot, San Jose, CA
Business loan                            200       2nd  deed  of  trust  on  commercial  August 1991
                                                   building in Campbell, CA

At December 31, 1994, there were 14 loans which were included as nonperforming loans. Of these loans, 11 were secured by commercial or residential real estate (approximately 89%) and three were secured by general business assets (approximately 11%).

Management conducts an ongoing evaluation and review of the loan portfolio in order to identify potential nonperforming loans. Management considers loans which are classified for regulatory purposes, loans which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of September 30, 1995, management has identified approximately $57 of loans relating to two borrowers with respect to which known information causes management to have doubts about the borrower's abilities to comply with present repayment terms, such that the loans might subsequently be classified as nonperforming.


Other Real Estate Owned

At September 30, 1995, the Bank had five properties which were acquired through the foreclosure process in the amount of $1 million. A summary of the properties at September 30, 1995 and December 31, 1994 follows:

(dollars in thousands)                                                            Carrying Value
Description of Property                                            September 30, 1995            December 31, 1994
SFR on 4.78 acres in Petaluma, CA                                          $333                      -----
Two vacant  parcels,  currently  subject to a one-year sewer                304                      $304
moratorium
SFR in Piedmont, CA                                                         225                     -----
Raw land, 11.7 acres in San Jose, CA                                        135                     -----
Other properties                                                             48                     1,191
                                                                 ------------------------ -------------------------
     Total                                                               $1,045                    $1,495
                                                                 ======================== =========================

At the time of foreclosure, any difference between the loan balance and the net realizable value of the collateral is charged to the allowance for possible loan losses. Foreclosed property is recorded at the lower of its revised basis or fair value, less estimated selling costs. Any subsequent decline in value is charged directly to the income statement. See "Financial Review - Other Expense" for the analysis of the net cost of other real estate owned for the quarters and nine months ended September 30, 1995 and 1994.

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

As of September 30, 1995 and December 31, 1994, the Company had undisbursed loan commitments to extend credit under normal lending arrangements as follows:

UNDISBURSED LOAN COMMITMENTS

(dollars in thousands)                             September 30,   December 31,
Loan Category                                         1995             1994
-------------------------------------------------------------------------------
Commercial                                           $24,253          $22,837
Real estate-other                                      2,206            3,658
Real estate construction                              10,977            9,314
Consumer                                               4,710            6,955
Other                                                 15,677           11,832
-------------------------------------------------------------------------------
    Total                                            $57,823          $54,596
===============================================================================


In addition there was approximately $3 million for commitments under unused letters of credit at September 30, 1995.

Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
 (dollars in thousands)
                                                      September 30, 1995          December 31, 1994
-------------------------------------------------------------------------------------------------------
                                                                Percentage                  Percentage
                                                    Total        of Total       Total        of Total
                                                    Amount       Deposits       Amount       Deposits
-------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                          $48,891         25.08%      $54,002         29.95%
Interest-bearing demand                              31,407          16.11       29,041          16.11
Money market and savings                             52,903          27.13       47,170          26.16
Certificates of deposit:
  Less than $100,000                                 16,391           8.41       16,038           8.90
  $100,000 or more                                   45,383          23.27       34,036          18.88
-------------------------------------------------------------------------------------------------------
    Total                                          $194,975        100.00%     $180,287        100.00%
=======================================================================================================



Consolidated deposits as of September 30, 1995, were $195 million compared to $180 million at December 31, 1994. The increase in deposits relates to the growth of interest-bearing deposits of all types. Noninterest-bearing deposits have declined from $54 million as of December 31, 1994 to $49 million as of September 30, 1995. The decline in these deposits is due the impact of customers who have converted such deposits to interest-bearing deposits. The growth in interest-bearing deposits has been due to the successful business development efforts of the Bank's business development officers and higher interest rates on certificates of deposits.

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

To counter its natural interest rate position, the Bank entered into an interest rate "floor" in the amount of $10 million which expires in May 1999. The Bank has paid a fixed premium of $47 for which it will receive the amount of interest on $10 million based on the difference of 7% and prime when prime is less than 7%. This will protect the Bank against decreases in its net income when the prime decreases. Settlement is done quarterly and the Bank records the impact of this hedge on an accrual basis.

During the second and third quarter of 1995, the Bank executed several transactions which are intended to mitigate its exposure to a decline in general market interest rates. The transactions involved the purchase of three U.S. Agency securities for an aggregate cost of $24 million which were financed through the use of five 90 day repurchase agreements. The repurchase agreements are shown as short-term borrowings on the Company's balance sheet. The securities are fixed rate and $7 million matures in November 1997, $10 million matures in May 1998 and $7 million matures in July 1998. The repurchase agreements interest rates range from 5.79% to 5.89% and mature through December 1995.


The following table quantifies the Company's interest rate exposure at September
30, 1995 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. At September 30, 1995, the Company was, as noted above, asset sensitive in the near term. This table displays a static view of the Company's interest rate sensitivity position and does not consider the dynamics of the balance sheet and interest rate movements.



DISTRIBUTION OF REPRICING OPPORTUNITIES
At September 30, 1995
(dollars in thousands)
                                                     After three    After six    After one
                                          Within     months but    months but    year but      After
                                           three     within six    within one     within       five
                                          months       months         year      five years     years       Total
--------------------------------------------------------------------------------------------------------------------
Investment securities-taxable               ----          ----        $3,310      $8,340        $518      12,168
Investment securities-non-taxable              0          ----           850       1,840        ----       2,690
Securities available for sale               4,876           977         6,033      30,234          14      42,135
Loans                                    148,315            63           717      11,384       3,770     164,248
-----------------------------------------------------------------------------------------------------------------
 Total earning assets                    155,191         1,040        10,910      51,798       4,302     223,241
-----------------------------------------------------------------------------------------------------------------
Interest checking, money market
  and savings                             84,310          ----          ----        ----        ----      84,310
Certificates of deposit:
 Less than $100,000                        8,367         2,694         2,592       2,738        ----      16,391
  $100,000 or more                        20,970        11,093        10,684       2,636        ----      45,383
Repurchase agreements                     20,295          ----          ----        ----        ----      20,295
Other borrowings                            ----          ----          ----        ----         643         643
-----------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities      133,942        13,787        13,276       5,374         643     167,022
-----------------------------------------------------------------------------------------------------------------
Interest rate gap                        $21,249     ($12,747)      ($2,366)     $46,424      $3,659     $56,218
=================================================================================================================
Cumulative interest rate gap             $21,249        $8,502        $6,136     $52,559     $56,218
=====================================================================================================
Interest rate gap ratio                     1.16          0.08          0.82        9.64        6.69
=====================================================================================================
Cumulative interest rate gap ratio          1.16          1.06          1.04        1.32        1.34
=====================================================================================================



The maturities and yields of the investment portfolio at September 30, 1995 are shown below:

MATURITY AND YIELDS OF  INVESTMENT  SECURITIES At September 30, 1995 (dollars in thousands)
                                                                               Maturity
                                               --------------------------------------------------------------------------
                                                                             After one year
                                    Carrying       Within one year         within five years         After ten years
                                      Value      Amount       Yield       Amount       Yield       Amount       Yield
-------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                     $4,264      $3,310        4.43%        $954       7.05%         ----        ----
  U. S. Government Agencies           4,972        ----         ----       4,973        6.14         ----        ----
  State and municipal                 2,690         850         6.51       1,839        8.27         ----        ----
  Mortgage backed                     2,413        ----         ----       2,413        7.90         ----        ----
  Other                                 519        ----         ----        ----        ----         $519       6.00%
--------------------------------------------------------             ------------            -------------
    Total                            14,858       4,160                   10,179                      519
--------------------------------------------------------             ------------            -------------
Securities available for sale:
  U. S. Treasury                      4,047       1,001         5.94       3,046        7.18         ----        ----
  U.S. Government Agencies           34,197       7,009         6.06      27,188        6.13         ----        ----
  Mortgage backed                        14        ----         ----        ----        ----           14        ----
  Mutual funds                        3,877       3,877         6.00        ----        ----         ----        ----
--------------------------------------------------------             ------------            -------------
    Total                            42,135      11,887                   30,234                       14
--------------------------------------------------------             ------------            -------------
  Total                             $56,993     $16,047        5.73%     $40,413       6.44%         $533       5.84%
======================================================================================================================


The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at September
30, 1995. Approximately 89% of the commercial and real estate loan portfolio is priced with floating interest rates which limits the exposure to interest rate risk on long-term loans.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)
                                                        Balances maturing           Interest Rate Sensitivity
                                                 -------------------------------------------------------------
                                                                                     Predeter-
                                Balances at                     One                    mined       Floating
                               September 30,     One year     year to      Over      interest      interest
                                    1995         or less    five years  five years     rates        rates
-------------------------------------------------------------------------------------------------------------
Commercial                          $50,703      $34,291     $12,961      $3,451      $1,563        $49,140
============================================================================================================
Real estate-other                   $72,858       $8,338     $30,897     $33,623     $13,049        $59,809
============================================================================================================
Real estate construction            $10,472       $9,757        $715       -----       -----        $10,472
============================================================================================================


The above table does not take into account the possibility that a loan may be renewed at the time of maturity. In most circumstances, the Company treats a renewal request in substantially the same manner in which it considers the request for an initial extension of credit. The Company does not have a policy to automatically renew loans.

Capital and Liquidity

Capital

The Company's book value per share was $10.77 and $9.92 on September 30, 1995 and December 31, 1994, respectively. Shareholders' equity was $26 million and $23 million as of September 30, 1995 and December 31, 1994, respectively.

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

The Comptroller also has adopted risk-based capital requirements. Similar to the Federal Reserve's guidelines, the amount of capital the Comptroller requires a bank to maintain is based upon the composition of its asset base and risk factors assigned to those assets. The guidelines require the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.


The capital of the Company and SJNB exceed the amount required by the various capital guidelines. The table below summarizes the various capital ratios of the Company and the Bank at September 30, 1995 and December 31, 1994.



Risk-based and Leverage Capital Ratios
(dollars in thousands)
Company                                                  September 30, 1995    December 31, 1994
                                                    ---------------------------------------------------
Risk-based                                             Amount        Ratio       Amount       Ratio
                                                    ---------------------------------------------------
Tier 1 capital                                            $20,705      11.26%      $18,530      10.93%
Tier 1 capital minimum requirement                          7,356        4.00        6,781        4.00
                                                    ===================================================
  Excess                                                  $13,350       7.26%      $11,749       6.93%
                                                    ---------------------------------------------------
Total capital                                             $23,082      12.55%      $20,724      12.23%
Total capital minimum requirement                          14,711        8.00       13,561        8.00
                                                    ---------------------------------------------------
  Excess                                                   $8,370       4.55%       $7,163       4.23%
                                                    ===================================================

Risk-adjusted assets                                     $183,892                 $169,514
                                                    ==============            =============

Leverage
Tier 1 capital                                            $20,705       8.91%      $18,530       9.33%
Minimum leverage ratio requirement (1)                      9,300        4.00        7,942        4.00
                                                    ---------------------------------------------------
  Excess                                                  $11,405       4.91%      $10,588       5.33%
                                                    ===================================================
Average total assets                                     $232,501                 $198,542
                                                    ==============            =============

Bank
Risk-based
Tier 1 capital                                            $19,783      10.76%      $17,477      10.34%
Tier 1 capital minimum requirement                          7,353        4.00        6,759        4.00
                                                    ---------------------------------------------------
  Excess                                                  $12,430       6.76%      $10,718       6.34%
                                                    ===================================================
Total capital                                             $22,158      12.05%      $19,664      11.64%
Total capital minimum requirement                          14,705        8.00       13,518        8.00
                                                    ---------------------------------------------------
  Excess                                                   $7,453       4.05%       $6,146       3.64%
                                                    ===================================================
Risk-adjusted assets                                     $183,818                 $168,976
                                                    ==============            =============

Leverage
Tier 1 capital                                            $19,783       8.50%      $17,477       8.81%
Minimum leverage ratio requirement (1)                      9,312        4.00        7,934        4.00
                                                    ---------------------------------------------------
  Excess                                                  $10,471       4.50%       $9,543       4.81%
                                                    ===================================================
Average total assets                                     $232,805                 $198,341
                                                    ==============            =============



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

The Bank's  source of  liquidity  consists  of its  deposits  with other  banks, overnight funds sold to correspondent banks, and short-term marketable investments. At September 30, 1995, consolidated liquid assets totaled $31 million or 13% of consolidated total assets as compared to $31 million or 15% of consolidated total assets on December 31, 1994. In addition to the liquid asset portfolio, SJNB also has available $9 million in lines of credit with five major commercial banks, a repurchase line with a maximum limit of $40 million (of which approximately $20 has been utilized) and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $4 million.

SJNB is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions and each business' seasonality. Large certificates of deposit amounted to 23% of total deposits on September 30, 1995 as compared to 19% on December 31, 1994. This increase is principally due to the impact of several customers which have transferred balances from other deposit accounts and the placement by several new customers of new funds into the Bank.

Additionally, SJNB is a depository of title company funds which are cyclical and dependent mainly upon the residential real estate market. There were $6 million of such title company deposits on September 30, 1995 and December 31, 1994.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On September 30, 1995, approximately 33% of total consolidated assets had maturities under one year and 90% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity. In addition, the Bank currently has available $11 million of SBA loans available for sale. These loans could be sold within a 30 day period.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank is a party to any material pending legal proceedings other than as previously disclosed. Material legal proceedings were reported in the Form 10-QSB for the quarterly period ended June 30, 1995. The Bank is party to routine litigation incidental to its business.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

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

(3)a.The Registrant's Articles of Incorporation and Bylaws are hereby incorporated by reference from Exhibit 3 of Registrant's Registration Statement on Form S-4, as filed on July 5, 1985 under Registration No. 2-98846.

(3)b.The Certificate of Amendment to Articles of Incorporation filed June 17, 1988 is hereby incorporated by reference from Exhibit (3) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(3)c.Amendments to Bylaws dated January 25, February 22 and March 22, 1995 and restated bylaws as of March 22, 1995 is hereby incorporated by reference from Exhibit 3 (ii) of Registrant's Form 10-QSB filed for the first quarter of 1995.

*(10)a. The Registrant's Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on October 4, 1989 and amended January 24,1992 under Registration No. 33-31392.

*(10)b. The form of Incentive Stock Option Agreement being utilized under the Stock Option Plan is hereby incorporated by reference from Exhibit 4.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-8, as filed on January 24, 1992, under Registration No. 33-31392.

*(10)c. The form of Stock Option Agreement being utilized under the Stock Option
     Plan is hereby incorporated by reference from Exhibit 4.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-8, as filed on January 24, 1992, under Registration No. 33-31392.

*(10)d. Amendment No. 3 to the Stock Option Plan is hereby incorporated by reference from Exhibit 4.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-8, as filed on January 24, 1992, under Registration No. 33-31392.

*(10)e. Amendment No. 4 to the Stock Option Plan is hereby incorporated by reference from Exhibit 4.5 of Amendment No. 2 to the Registrant's
     Registration Statement on Form S-8, as filed on June 22, 1992, under Registration No. 33-31392.

*(10)f. The Registrant's 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit (10) f. of Registrant's Form 10-QSB filed for the second quarter of 1995.

*(10)g. The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from
     Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)h.  The  form of Stock  Option  Agreement  being  utilized  under  the 1992
     Employee Stock Option Plan is hereby incorporated by reference from Exhibit
     4.3 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)i. The Registrant's 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit (10) i. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992. Amendment No. 1 to the 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit (10) i. of Registrant's Form 10-QSB filed for the second quarter of 1995.
*(10)j.  The  form of Stock  Option  Agreement  being  utilized  under  the 1992
     Director Stock Option Plan is hereby incorporated by reference from Exhibit
     (10) j. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

*(10)k. Agreement between James R. Kenny and SJNB Financial Corp. dated June 18,
     1991 and amendment dated January 9, 1992 is hereby incorporated by reference from Exhibit (10) f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(10)l. Systems Management Services Agreement by and between Systematics, Inc. and San Jose National Bank dated March 1, 1990, and amendments dated April 5, 1990, July 10, 1990 and January 27, 1992 are hereby incorporated by reference from Exhibit (10) g. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(10)m. Agreement for Item Processing Services by and between Datatronix Financial Services and San Jose National Bank dated April 13, 1992 is hereby incorporated by reference from Exhibit (10) m. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(10)n. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference from Exhibit (10) n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(10)o. Sublease by and between McWhorter's Stationary and San Jose National Bank, as amended, dated July 6, 1995 and as amended August 11, 1995 and September 21, 1995 for premises at 95 South Market Street, San Jose, CA.

(27) Financial Data Schedule

*  Indicates management contract or compensation plan or arrangement.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SJNB FINANCIAL CORP.
                                                    (Registrant)


                                             S/James R. Kenny
Date:  November 6, 1995        ___________________________________________
                                                 James R. Kenny
                                                 President and
                                                 Chief Executive Officer


                                             S/Eugene E. Blakeslee
Date:  November 6, 1995        ___________________________________________
                                                Eugene E. Blakeslee
                                                Executive Vice President and
                                                Chief Financial Officer