Form 10KSB
period 1995-12-31
SJNB FINANCIAL CORP
filed 1996-02-05
CIK 721161

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year ended December 31, 1995

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the Transition period from _________________ to _____________________

Commission File Number     0-11771

                           SJNB Financial Corp.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

                California                                          77-0058227
  (State or other jurisdiction of                               (I.R.S. Employer
   incorporation or organization)                            Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA             95113
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code, (408) 947-7562

Securities registered pursuant to Section 12(b) of the Act:        NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                      Common Stock, no par value
--------------------------------------------------------------------------------
                                                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year:  $21,944,000

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on a market value of $13.375 per share (the closing price, as of January 26, 1996) was $31,429,694.

Number of shares of common stock outstanding as of 1/26/96:     2,424,650 shares
Documents incorporated by reference:

Portions of Registrant's definitive proxy statement for Registrant's 1996 Annual
Meeting  of   Shareholders   (to  be  filed  pursuant  to  Regulation  14A)  are
incorporated by reference into Part III of this Report.

Transitional small business disclosure format:  Yes       No  X

                                TABLE OF CONTENTS

Page
PART I

   Item 1  -    Business                                                       1

   Item 2  -    Properties                                                     8

   Item 3  -    Legal Proceedings                                              8

   Item 4  -    Submission of Matters to a Vote of Security Holders            9

PART II

   Item 5  -    Market for Registrant's Common Equity and Related
                           Stockholder Matters                                10

   Item 6  -    Management's Discussion and Analysis or Plan of Operation     11

   Item 7  -    Financial Statements                                          31

   Item 8  -    Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                     50

PART III

    Item 9  -   Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act            50

    Item 10 -   Executive Compensation                                        50

    Item 11 -   Security Ownership of Certain Beneficial Owners & Management  50

    Item 12 -   Certain Relationships and Related Transactions                50

    Item 13 -   Exhibits and Reports on Form 8-K                              50

    Signatures                                                                53

                                     PART I


ITEM 1.  BUSINESS


General

SJNB Financial Corp. ("Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the state of California on April 18, 1983. Its principal office is located at One North Market Street, San Jose, California 95113 and its telephone number is (408) 947-7562.

The Company owns 100% of the issued and outstanding common shares of San Jose National Bank (referred to herein as "SJNB" or "the Bank"). The Bank was incorporated on November 23, 1981 and commenced business in San Jose, California, on June 10, 1982. The Company acquired Business Bancorp ("BB") and its wholly-owned subsidiary California Business Bank ("CBB") on October 1, 1994. Operations of the Company and BB were consolidated into a single location at One North Market Street, San Jose, California 95113. SJNB engages in the general commercial banking business with special emphasis on the banking needs of the business and professional communities in San Jose and the surrounding areas.

On January 2, 1996, the Bank acquired Astra Financial Corp. for approximately $760,000. The purchase price is subject to upward adjustment if certain contingencies are met. Astra's principal business was factoring. Its business was merged into the Bank's Financial Services Division, by adding approximately $1.9 million of factored receivables. Astra Financial Corp. was liquidated on January 5, 1996 and its assets were transferred to the Bank. The Bank's
Financial Services Division is located at 95 South Market Street, San Jose, California 95113.

SJNB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial and other installment and term loans, and offers other customary banking services. SJNB offers banking services generally, but it places primary emphasis on lending for real estate purposes and specialized lending to businesses and professionals. Loans for real estate purposes include term financing for commercial facilities and real estate construction loans mainly for residential and commercial properties. Loans to businesses and professionals include accounts receivable financing, equipment financing, commercial loans, SBA loans, and letters of credit. In addition, the Bank offers factoring services through its Financial Services Division. Although the Bank has neither a trust nor an international banking department, it has arranged to provide these services, when requested, through its correspondent banks.

The Company provides commercial banking services principally through its subsidiary Bank and the Bank's Financial Services Division. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act and regulations thereunder.


Service Area

The principal service area of SJNB includes San Jose and the surrounding areas, including most of Santa Clara County.


Competition

The banking business in California, generally and specifically in the market areas served by the Bank, is highly competitive with respect to both loans and deposits. It is dominated by a relatively small number of major banks which have offices operating throughout California. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. In addition, many of the major banks operating in the Bank's service area offer certain specialized services, such as trust and international banking services, which SJNB does not offer directly. By virtue of their greater capitalization, the major banks also have substantially higher lending limits than the Bank. SJNB competes for loans and deposits with these major banks, as well as with savings and loan associations, credit unions, brokerage companies, mortgage companies, insurance companies, and other lending sources which have provided significant competition for banks with respect to deposits. Other entities, both governmental and private, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits.

At present there are approximately 139 banking offices in the geographic area served by SJNB, including offices of major chain banks and of smaller independent banks. There are also approximately 219 offices of savings and loan associations, credit unions and other financial institutions in the service area of SJNB.

The Bank also directly competes with other independent banks in their respective market areas. Presently, there are approximately eight other independent banks in the City of San Jose, and seven in the surrounding areas served by SJNB. Three of the independent banks--Heritage Bank of Commerce, Cupertino National Bank, and Silicon Valley Bank--emphasize commercial banking services and, therefore, create direct competition for the services that SJNB offers to the business and professional communities in its market area.

The Financial Services Division also competes with many of the major banks and the independent banks within in its marketing area. It also competes with companies solely in the factoring business. Such companies may offer products and services which traditionally are not offered by banking institutions.

The  trend  of  federal  and  state  legislation  has  significantly   increased
competition between banks and other financial institutions for both loans and deposits and is expected to continue to do so in the future.


Employees

At December 31, 1995, SJNB had 63 full-time officers and employees and 18 part-time employees for a total of 72.33 full time equivalents. Certain of the Bank's officers are also officers of the Company. None of the Bank's employees are represented by a union. Employee relations are believed to be good.


Supervision and Regulation

         The Company

The Company is a bank holding company registered under the Bank Holding Company Act of 1956 and is subject to the supervision of the Board of Governors of the Federal Reserve System ("Board"). As a bank holding company, the Company must obtain the approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. With certain limited exceptions, the Company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve Board determines that such activities are so closely related to banking as to be a proper incident thereof.

The Company and any subsidiary which it may acquire or organize in the future are deemed to be affiliates of the Bank within the meaning set forth in the Federal Reserve Act. This means, for example, that there are limitations on loans by the Bank to affiliates, on investments by the Bank in any affiliate's stock and on the Bank's taking any affiliate's stock as collateral for loans to any borrower. All affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions that are consistent with safe and sound banking practices. In this regard, the Bank generally may not purchase from any affiliate a low-quality asset (as that term is defined in the Federal Reserve
Act). Also, transactions by the Bank with an affiliate must be on substantially the same terms as would be available for non-affiliates.

The Company and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. For example, the Bank generally may not extend credit on the condition that the customer obtain some additional service from the Bank or the Company, or refrain from obtaining such service from a competitor.

          The Bank

As a national banking association, the Bank is subject to the National Bank Act and to supervision, regulation and regular examination by the Comptroller of the Currency ("Comptroller"). It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued pursuant thereto. The deposits of the Bank are insured up to the maximum legal limits by the Bank Insurance Fund, which is managed by the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is therefore subject to applicable provisions of the Federal Deposit Insurance Act and regulations of the FDIC. The statutes and regulations administered by these agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, dividends, and the establishment of new branches and other banking facilities.

(a)  Supervision and Examinations.

Federal law mandates frequent examinations of all banks (usually annually for the Bank), with the costs of examinations to be assessed against the bank being examined. In the case of the Bank, its primary regulator is the Comptroller

The FDIC has "back up" enforcement power over the Bank under Federal law. The FDIC may recommend and, in the absence of response by an institution's primary regulator, undertake enforcement action against any insured financial institution. Such "back up" enforcement action is permissible if ordered by the Board of Directors of the FDIC only upon a showing that an insured financial institution's conduct poses a risk to its insurance fund.

The federal banking regulatory agencies have substantial enforcement powers over the depository institutions that they regulate. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of any law or regulation. The penalties can be up to $5,000 per day that a violation continues when the violation is unintentional, or up to $1 million per day that a violation continues when the violation is willful. The amount of the penalty also depends on whether the violation is part of a pattern or causes a loss to the financial institution.

(b)  Brokered Deposits.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") places limits on brokered deposits and extends the limits to any bank that is not "well capitalized" or is notified that it is in "troubled condition." Previously, the limitations applied only to troubled banks. A well capitalized institution (which generally includes an institution that is considered well capitalized for purposes of the prompt corrective action regulations discussed below) may still accept brokered deposits without restriction, unless it has been informed by its appropriate federal regulatory agency that it is in "troubled condition." All other insured depository institutions are prohibited from accepting brokered deposits unless a waiver is obtained from the FDIC. If a waiver is obtained, the interest paid on such deposits may not exceed the rate paid for deposits in its normal market area, or the national rate as determined in the FDIC's regulation.

If a depository institution solicits deposits by offering interest rates significantly higher than rates being offered in its market area, it is deemed under FDICIA to be a deposit broker. Therefore, depending on its capital category, it may be prohibited from such practice, or need a prior waiver from the FDIC in order to offer such rates. The FDIC's regulations specify that an institution that is not well capitalized may offer rates that exceed the prevailing effective rates offered in the normal market area only if the institution obtains a waiver, but the institution may not offer rates more than 75 basis points above such prevailing rates.

The Bank is at this time considered well capitalized and not in a "troubled condition," and it is not, therefore, subject to the brokered deposit limitations. If the Bank's status changes in the future, these regulations could restrict the ability to attract such deposits.

(c)  Risk-Based Deposit Insurance Assessments.

In addition, FDICIA required the FDIC to develop and implement a system to account for risks attributable to different categories and concentrations of assets and liabilities in assessing deposit insurance premiums. The FDIC adopted a risk-assessment system effective January 1, 1994. Under this system, each bank's deposit insurance premium assessment is calculated based on the level of risk that the Bank Insurance Fund will incur a loss if that bank fails and the amount of the loss if such failure occurs. This requirement, along with the increased emphasis on exceeding capital measures, may cause banks such as SJNB to adjust their asset mix in order to affect their deposit insurance premium and their ability to engage in activities.

         Capital Regulations and Dividends

The Company and the Bank are subject to regulations and guidelines which provide minimum capital adequacy requirements and leverage requirements for bank holding companies and banks. The specific regulatory requirements are described in Item 6, "Management's Discussion and Analysis or Plan of Operation-Capital." Under FDICIA, there are five categories of capital compliance, ranging from "well capitalized," which means the bank has total risk-based capital of 10% or more, Tier 1 risk-based capital of 6% or more, and a leverage ratio of 5% or more, to "critically undercapitalized," which means that the bank has a leverage ratio of less than 2%. The Bank is in the "well capitalized" category at this time.

FDICIA requires the banking agencies to take corrective action against certain financial institutions, based upon the financial institution's compliance with the capital measurements. A financial institution is subject to corrective action if its total risk-based capital is less than 8%, or its Tier 1 risk-based capital ratio or leverage ratio is less than 4%. In addition, an institution having a total risk-based capital to assets ratio of less than 10%, a Tier 1 risk based ratio of less than 6%, or a leverage ratio of less than 5% may be subject to corrective action if it receives a less-than-satisfactory rating for assets, management, earnings or liquidity in an examination or if such ratios fall significantly below such standards. These corrective actions become increasingly more severe as institutions become more and more undercapitalized. Ultimately, the federal regulator is required to seize an institution within 90 days of its becoming "critically undercapitalized," unless the regulator can document that another course of action will better achieve the purposes of this section. The Bank has capital ratios in excess in all of such capital measurements and it is not subject to any corrective actions.

As required by FDICIA, the federal banking agencies now take credit risk concentrations and an individual institution's ability to manage such concentrations into account when they assess a bank's capital adequacy. Non-traditional investments and activities, such as the use of derivatives, are also taken into account in assessing capital requirements. The agencies can adjust the standards for risk-based capital on a case by case basis to take such risks into account, but there is no formula that a bank can use prior to evaluation by the agency to determine how credit concentration or nontraditional activities will affect its capital requirements.

The banking agencies adopted amendments to the risk-based capital rules in 1995 to take interest rate risk into account. Now, when the agencies assess the capital adequacy of a bank, they must take into account the effect on that bank's capital that would occur if interest rates moved up or down. The purpose of the amendment is to ensure that banks with high levels of interest rate risk have enough capital to cover the loss exposure.

The amendments to the capital rules do not specify how interest rate risks will be measured. The agencies proposed a measurement framework in 1995 to measure the interest rate risk to a particular bank. However, the agencies later announced in December of 1995 that they need more time to analyze the risk measurement proposal. It is not known whether the final measurement framework will affect the Bank's capital requirements.

The Company and the Bank are also subject to regulatory restrictions and guidelines with respect to the payment ofdividends. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

         Impact of Monetary Policies

Banking is a business in which profitability depends on rate differentials. In general, the difference between the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's investment portfolio and the interest rate paid by the Bank on its deposits and its other borrowings comprise the major portion of the Bank's earnings. To the extent that the Bank is not able to compensate for increases in the cost of deposits and other borrowings with greater income from loans, securities and fees, the net earnings of the Bank will be reduced. The interest rates paid and received by the Bank are highly sensitive to many factors which are beyond the control of the Bank, including the influence of domestic and foreign economic conditions.

The earnings and growth of the Bank are also affected by the monetary and fiscal policy of the United States government and its agencies, particularly the Board. These agencies can and do implement national monetary policy, which is used in part to curb inflation and combat recession. Among the instruments of monetary policy used by these agencies are open market transactions in United States Government securities, changes in the discount rates of member bank borrowings and changes in reserve requirements. The actions of the Board have had a significant effect on lending by banks, investments and deposits, and such actions are expected to continue to have a substantial effect in the future. However, the nature and timing of any further changes in such polices and their impact on the Bank cannot be predicted.

         Environmental Regulation

Federal, state and local regulations regarding the discharge of materials into the environment may have an impact on the Company and the Bank. Under federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity who is an owner or operator of contaminated property. State law provisions, which were modeled after federal law, impose substantially similar requirements. A resulting risk to the Company and the Bank is the possibility that property securing a loan made by the Bank may be environmentally impaired and not provide adequate security for the Bank. In addition, these statutes subject the Bank to a risk that it might be considered to be an owner or operator of such property and therefore liable for the costs associated with cleaning up the environmental damage.

California law provides some protection against the first risk, by establishing certain additional, alternative remedies for a lender in the situation where the property securing a loan is later found to be environmentally impaired. Primarily, the law permits the lender in such a case to pursue remedies against the borrower other than foreclosure under the deed of trust. Additional legislation is now pending in California to protect lenders against the second risk, but there can be no assurance that such legislation will be adopted.

The Environmental Protection Agency had adopted a rule that limited the environmental clean-up liability of a lender with limited interest in and control over contaminated property. In 1994, however, that rule was struck down by the federal courts, on the ground that the rule was not authorized by the statutory law. In spite of this, the EPA has continued to follow the rule's provisions in its enforcement policy. Although legislation to give lenders similar protection is pending in Congress, there can be no assurance that it will pass or that it will provide similar protection to lenders if it is enacted.

         New and Pending Legislation

(a)      Interstate Banking and Branching.

The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995 ("Interstate Banking Act") became effective October 2, 1995. The Interstate Banking Act implements in California a limited form of interstate branching. A bank from outside of California may now acquire a whole bank in California and merge the California bank into the out-of-state bank. The effect of such merger is that the out-of-state bank will have full branch offices in California. Federal law authorizing these mergers was passed in 1994 and became effective September 30, 1995.

Out of state banks may not establish branch offices in California by opening a new branch or acquiring one or more (but less than all) of the branches of a California bank. They may only acquire a whole bank that has been in existence for at least five years. As a result of the Interstate Banking Act, California banks may now be permitted to branch into other states that have also adopted early opt-in legislation.

There may be a gradual increase in the number of offices of foreign banks in California, and a possible decrease in banks headquartered in California, as such banks are acquired by out-of-state entities. It is too early to predict the specific effect of the Interstate Banking Act on the Bank and its particular market.

The Interstate Banking Act also authorizes California state-chartered banks to appoint unaffiliated banks in other states to act as an agent of the California state-chartered bank. The agent can accept deposits and evaluate loan applications on behalf of the principal bank. National banks may establish agency relationships only with affiliated banks. This expanded authority for state-chartered banks may place national banks in California at a disadvantage if many state-chartered bank use agency relationships with unaffiliated entities to increase their business.

(b)      New Community Reinvestment Act Regulations.

The federal banking agencies amended substantially their Community Reinvestment Act ("CRA") regulations in 1995. CRA requires banks to help meet the credit needs of their entire communities, including minorities and low and moderate income groups. Prior regulations required banks to adopt a CRA statement and prove to the regulators that the bank has engaged in activities to determine and meet the credit needs of minority and low and moderate income groups. Those regulations had been criticized on the ground that regulatory examinations to determine compliance focused on the processes a bank goes through rather than the results of the effort or actual performance.

Under the revised CRA regulations, the agencies determine a bank's rating under the CRA by evaluating its performance on lending, service and investment tests, with the lending test as the most important. The tests are to be applied in an "assessment context" that is developed by the agency for the particular institution. The assessment context takes into account demographic data about the community, the community's characteristics and needs, the institution's capacities and constraints, the institution's product offerings and business strategy, the institution's prior performance, and data on similarly situated lenders. Since the assessment context is developed by the regulatory agencies, there is substantial concern that a particular bank will not know until it is examined whether its CRA programs and efforts have been sufficient.

Larger institutions are required under the revised regulations to compile and report certain data on their lending activities in order to measure performance. Some of this data is already required under other laws, such as the Equal Credit Opportunity Act.

Small institutions (with less than $250 million in assets) will be examined on a "streamlined assessment method". The streamlined method will focus on the institution's loan to deposit ratio, degree of local lending, record of lending to borrowers and neighborhoods of differing income levels, and record of responding to complaints.

Large and small institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. Such a strategic plan must be submitted to the institution's regulator three months before its effective date and be published for public comment.

The Bank will be considered a small institution until it has assets of greater than $250 million at the ends of two years in a row. Therefore, the Bank expects that it may become subject to the full reporting requirements for 1997, and be subject to the service and investment tests starting in 1997. Therefore, the initial impact of this amendment on the business of the Bank will be less than the impact starting in 1997. At that time, the new regulations will increase the amount of reports the Bank is required to prepare and submit, and it could cause the Bank to change its asset mix, in order to meet the performance standards. The new regulations will increase the uncertainty of the Bank's business as the rating and examination procedures changes.

(c)      The Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 was enacted near the end of 1995 to implement procedural protections to discourage frivolous securities litigation. The Reform Act now requires certain specific pleadings to be made in connection with litigation involving securities fraud, and limits plaintiffs' rights of recovery against certain defendants. The Reform Act also provides a legislative safe harbor against liability for the release of certain "forward-looking" statements, such as projections.

This legislation should have several indirect effects on all publicly held companies, including the Company and the Bank. First, such companies should face less risk of being sued by investors over issues relating to disclosures and/or stock price. Second, companies may find that it is now easier to obtain the services of highly qualified persons to serve as officers and directors, as this legislation should reduce the risks such individuals face of being named in frivolous litigation. Finally, this should reduce, over time, insurance premiums for director and liability insurance.

(d)      Safety and Soundness Guidelines.

The federal banking agencies issued final safety and soundness guidelines in 1995, as required by FDICIA. The guidelines contain operational and managerial standards and prohibit certain compensation practices. The effect of the guidelines is to require on general standards of safe and sound business and banking practices with respect to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure and compensation. The banking agencies have indicated that the standards are the same as the agencies previously applied in their examinations of institutions, so the adoption should not affect individual institutions that comply with the regulations. If an agency determines that an institution is not in compliance with the guidelines, the institution must submit a plan to come into compliance to the regulator within 30 days of notification.

In addition, the agencies re-proposed guidelines for asset quality and earnings. If adopted, the proposal would set forth similar guidelines for institutions in the areas of monitoring asset quality and the quality and quantity of earnings that are similar to the operational and managerial standards.

The effect of these guidelines on the Bank, as adopted and re-proposed, depends on how they are implemented by the Bank's primary regulator, the Comptroller. The Bank expects that the guidelines may increase the Bank's cost of doing business, since it now must document its compliance with all the requirements in the guidelines.

(e)      Truth in Lending Act Amendments.

Amendments to the Truth in Lending Act were enacted in 1995. The amendments increase the tolerances for errors and reduce the potential liability of lenders for errors in disclosure. The legislation also places limitations on borrowers' rights to rescind consumer credit transactions based on the disclosures provided to the borrower by the lender. The amendments provide relief to banks and other consumer lenders generally from some of the uncertainty and potential liability that accompanies consumer lending.

(f)      Reduced Deposit Insurance Premiums.

During 1995 the FDIC reduced substantially the deposit insurance premiums paid by most banks. The Bank's premium was reduced, effective June 1, 1995, from 23 cents per $100 to 4 cents per $100 of insured deposits for most healthy banks. The premium assessment was further reduced for the first half of 1996 to zero cents per $100 of insured deposits for most healthy banks. Banks must still pay the legal minimum annual premium of $2,000. This has reduced and will reduce the Bank's cost of doing business by the amount of the reductions. The second reduction to the legal minimum premium has been criticized substantially by other governmental representatives and quasi-governmental groups, however, and there can be no assurance that the Bank will continue to pay such a small deposit insurance premium.

(g)      Proposed Legislation and Regulation.

Certain legislative and regulatory proposals that could affect the Company, the Bank and the banking business in general are pending or may be introduced, before the United States Congress, the California State Legislature, and federal and state government agencies. The United States Congress is considering numerous bills that could reform the banking laws substantially. Bills are also pending that would reduce the banking industry's regulatory burden, in areas such as Truth in Lending, Truth in Savings, and Real Estate Settlement Procedures Act disclosure requirements, and in various reporting requirements.

In addition, various legislative proposals to merge the Bank Insurance Fund ("BIF") with the Savings Association Insurance Fund ("SAIF"), and to address the current deposit insurance premium discrepancy between banks and savings associations, are currently under consideration. Banks insured by the BIF fund now pay substantially lower deposit insurance premiums than institutions insured by the SAIF fund. Should the funds be merged, the premiums paid by banks such as the Bank may increase substantially, which would increase the Bank's expenses.

Other proposals to permit banks to engage in related financial services, and to permit other financial services companies to offer banking-related services are pending and, if adopted, would increase competition to the Bank.

It is not known to what extent, if any, these proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationship of financial institutions. It is likely, however, that many of these proposals would subject the Company and the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and its cost of doing business.

In addition to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the effect that such legislation may have on the Bank's business.

Statistical Data

Certain consolidated statistical information concerning the business of the Company appears on pages 11 through 30 under the caption "Management's Discussion and Analysis of Plan of Operation" and in the Company's Consolidated Financial Statements on pages 31 through 49. ratios relating to the Company's Return on Equity and Assets appear on page 11. The "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Consolidated Financial Statements. Dollars are in thousands in the text, except as otherwise noted


ITEM 2:  PROPERTIES

The Company shares common quarters with SJNB at One North Market Street, San Jose, California. Purchased by the Bank in 1985, the building consists of approximately 24,000 square feet of basement, ground floor and second floor space.

In addition the Bank assumed CBB's lease for approximately 12,000 square feet located at 95 South Market Street, San Jose, California. Approximately 5,500 square feet is currently being occupied by a third party under a sublease which expires at the end of the term of the lease. Another sublease with a third party has been signed for 3,500 square feet. This sublease will commence as of May 1, 1996 and expire upon termination of the original CBB lease. The remaining space is being occupied by the Bank's Financial Services Division.

In the opinion of management, adequate insurance is being maintained on these properties.

The Bank has invested in loans secured by real property collateral. The Bank's policies with respect to such loans are described under the caption "Management's Discussion and Analysis or Plan of Operation - Loan Portfolio." The Bank's policies on real estate secured loans may be changed without a vote of security holders.


ITEM 3:  LEGAL PROCEEDINGS

Other than as set forth below, neither the Company nor the Bank are subject to any pending material legal proceedings, except legal proceedings arising in the ordinary course of the Bank's business, none of which are expected to have a material impact upon the financial position or results of operations.

The Bank has been named as a defendant in a lawsuit filed in the Santa Clara County Superior Court by Giannotta Properties, Inc. Giannotta Properties had borrowed money from the Bank and had given the Bank a security interest in certain real property as security for the loan. Giannotta Properties defaulted on the loan, the Bank declared a default and the foreclosure trustee conducted a foreclosure sale of the real property on January 17, 1995. The property was purchased at the foreclosure sale by a third party. The Bank recovered the full amount owed to it by the borrower. On January 18, 1995, the borrower filed this suit against the Bank, the foreclosure trustee, the third party that purchased the property at the foreclosure sale, and various other parties, by which it is making various allegations including a claim that the foreclosure sale was improperly conducted. Giannotta Properties claims $20 million in damages as a result of the conduct described in the allegations, which amount is unsubstantiated by the pleadings. The litigation is in the initial pleading stages and virtually no discovery has been conducted and no responses have been filed to the pleadings. It is too early to make any determination of the Bank's exposure for damages, if any. The Bank intends to defend this lawsuit vigorously.

During the second quarter of 1995, the Bank was served with a complaint by William Kaffer, Robert N. Greco and Gertrude E. Saynor, who allege that the Bank participated with Charles A. Herpick, Richard J. Bauer, James Herpick, Century Loan (Messrs. C. Herpick, Bauer, and J. Herpick and Century Loan are referred to as the "Century Defendants"), Santa Clara Land Title Company and other banks in a scheme to defraud the investors of Century Loan. The complaint was filed on May 18, 1995, in the Superior Court of Santa Clara County. In the complaint, the plaintiffs allege that the Century Defendants sold fictitious second trust deeds to the plaintiffs and the plaintiff class, and that the proceeds from such sales were used to make interest payments on fictitious trust deeds that had previously been sold to other investors. The plaintiffs alleged that the bank defendants, including the Bank, knew or should have known that 1) Century Loan was overleveraged and was commingling investors' funds and 2) that the banks extended credit to Century Loan in spite of such knowledge, enabling Century Loan to continue defrauding investors. The complaint also alleges that the bank defendants were co-conspirators of the Century Defendants, were agents of and joint ventures with the Century Defendants and aided and abetted the fraudulent scheme.

The Century Loan complaint asks for compensatory damages, punitive damages and other damages, interest, costs and fees. The named plaintiffs allege losses on the investments in trust deeds of approximately $1 million. On December 26, 1995, the Court issued a notice of decision indicating its intent to certify a class in the lawsuit on behalf of all investors who purchased trust deed investments from Century Defendants. It is not feasible to estimate losses suffered by the plaintiff class.

In the Company's answer to the complaint, it has denied all of the allegations and has asserted numerous defenses to the various allegations. Given the early stage of this action, it is not possible to make any determination of the Bank's exposure for damages, if any. The Bank intends to defend this lawsuit vigorously.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of January 26, 1996, the Company had 2,424,650 shares of Common Stock outstanding, held by approximately 1,800 shareholders. The Company's Common Stock is listed on the NASDAQ National Market System under the symbol "SJNB." The market makers of the common stock are: Everon Securities, Inc., Sandler O'Neill & Partners, Hoefer & Arnett, Incorporated, Sutro & Co., Dean Witter Reynolds, Inc. and Van Kasper & Co., Inc.


Stock Price

The following sets forth the high and low prices for the Company's Common Stock during the periods indicated, as reported by NASDAQ, and the per share cash dividends declared on the Common Stock. Prices are without retail mark-up, mark-down or commissions.

QUARTERLY COMMON STOCK PRICE
-----------------------------------------------------------------------------
                                                 Price
                                            of Common Stock         Cash
                                            High         Low      Dividends
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                             1994
-----------------------------------------------------------------------------
First Quarter                               8.38        7.50        -----
Second Quarter                              9.00        7.00        $0.08
Third Quarter                               9.75        7.50        -----
Fourth Quarter                              8.88        6.88        $0.08
-----------------------------------------------------------------------------
                             1995
-----------------------------------------------------------------------------
First Quarter                               8.13        7.25        -----
Second Quarter                              9.38        7.75        $0.09
Third Quarter                              11.75        9.13        -----
Fourth Quarter                             14.50        11.00       $0.12
-----------------------------------------------------------------------------
                             1996
-----------------------------------------------------------------------------
First Quarter (through January 26, 1996)   13.50        13.00       -----

The Company's Board of Directors will consider the advisability and amount of proposed dividends each year. Future dividends will be determined in light of the Company's earnings, financial condition, future capital funds, regulatory requirements and such other factors as the Board of Directors may deem relevant. The Company's primary source of funds for payment of dividends to its shareholders will be receipt of dividends and management fees from the Bank. The payment of dividends by banks is subject to various legal and regulatory restrictions. See "Supervision and Regulation - Capital Regulations and Dividends."

During 1993, the Company commenced a policy to pay regular dividends to its shareholders. In the future, it is the intention of the Company to continue dividend payments on a semi-annual basis in May and December, based upon financial results.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following presents selected financial data and ratios for the five years ended December 31, 1995:

(dollars in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                             As of and for the Years Ended December 31,
STATEMENT OF OPERATIONS DATA :                        1995         1994         1993         1992         1991
-------------------------------------------------------------------------------------------------------------------
Net interest income                                    $14,295       $9,749       $7,163       $5,866       $5,592
Provision for possible loan losses                     (1,045)        (600)        (625)        (698)      (1,575)
Other income                                               966          744          682          527          695
Other expenses                                         (8,797)      (6,676)      (5,276)      (4,645)      (5,056)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        5,419        3,217        1,944        1,050        (344)
Income taxes (recovery)                                  2,395        1,354          758          345        (153)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $3,024       $1,863       $1,186         $705       $(191)
===================================================================================================================
PER SHARE DATA:
-------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                              $1.20        $1.00        $0.70        $0.43      $(0.12)
Dividends per share                                        .21          .16          .14         ----          .27
Shareholders' equity per share                           11.02         9.92         9.86         9.28         8.90
Tangible shareholders' equity per share                   9.06         7.84         9.86         9.28         8.90
===================================================================================================================
BALANCE SHEET DATA:
-------------------------------------------------------------------------------------------------------------------
Balance sheet totals-end of year:
  Assets                                              $252,195     $205,949     $127,967     $107,357      $94,525
  Loans                                                170,800      149,407       97,958       77,001       74,745
  Deposits                                             196,692      180,287      109,712       91,432       79,419
  Shareholders' equity                                  26,658       23,442       16,064       15,084       14,292
Average balance sheet amounts:
  Assets                                              $222,913     $153,717     $117,627     $100,382      $98,228
  Loans                                                152,820      112,818       84,457       72,009       73,512
  Earning assets                                       202,996      140,445      106,999       91,169       87,571
  Deposits                                             183,282      133,897      100,899       84,663       82,286
  Shareholders' equity                                  24,898       18,210       15,551       14,701       14,867
===================================================================================================================
SELECTED RATIOS:
-------------------------------------------------------------------------------------------------------------------
Return on average equity                                12.15%       10.23%        7.63%        4.80%      (1.29%)
Return on average assets                                  1.36         1.21         1.01          .70        (.19)
Dividend payout ratio                                    16.67        17.18        19.22         ----         ----
Average equity to average assets                         11.17        11.85        13.22        14.65        15.13
Leveraged capital ratio                                   9.00         9.33        12.02        14.94        15.33
Nonperforming loans to total loans                         .52         3.67         3.75         1.85         5.71
Net chargeoffs to average loans                            .33         1.11          .14         1.88         1.04
Allowance for loan losses to total loans                  2.25         2.22         2.10         2.02         2.95
Allowance for loan losses to
  nonperforming loans                                   430.24        60.45        55.93       108.82        51.70
===================================================================================================================

The purpose of the following discussion is to address information pertaining to the financial condition and results of operations of the Company that may not be apparent from a review of the consolidated financial statements and related notes. It also incorporates certain statistical information that is required by Industry Guide 3 promulgated by the Securities and Exchange Commission. The discussion should be read in conjunction with the aforementioned consolidated financial statements, as found on pages 31 through 49. Dollars are in thousands in the text, except as otherwise noted. The interest earned and yields on nontaxable securities have been adjusted to a fully-taxable equivalent basis for all financial information presented in "Item 6: Management's Discussion and Analysis or Plan of Operations."

Merger with Business Bancorp (BB)

On October 1, 1994, the Company completed the purchase of BB and CBB. Because the acquisition was accounted for as a purchase, BB's results of operations for the period prior to the acquisition have not been included in the Company's results of operations. The impact of the changes in the Company are discussed below. See "Financial Review," "Earning Assets," "Funding," "Asset/Liability Management" and "Capital and Liquidity."


Financial Review

         Earnings Summary

For the year ended December 31, 1995, the Company reported net income of $3.0 million or $1.20 per share as compared to net income of $1.9 million or $1.00 per share in 1994 (a 62% increase). Net income for the year increased substantially over that of a year ago primarily due to the increase of $4.5 million in net interest income. The increase in net interest income is due partially to the acquisition of CBB as of the beginning of the last quarter of 1994 and to additional volume growth of $46 million throughout 1995. The increase in net interest income was offset by an increase in the loss provision and an increase in expenses which are primarily related to the acquisition and the increase in volumes.

As of December 31, 1995, consolidated assets were $252 million, net loans $167 million, and deposits $197 million. Total consolidated assets have increased $46 million from $206 million a year ago, or a 22% increase. Loan and deposit growth was generated by increased marketing and business development efforts of the Bank and the Bank's use of on-balance-sheet hedging of approximately $24 million.

         Net Interest Income

Net interest income is the principal source of the Company's operating earnings. It represents the interest earned on loans, investments, and money market investments less the interest paid on deposits and other sources of funds. Significant factors affecting net interest income are rates, volumes and mix of the loan and deposit portfolios.

Consolidated net interest income was $14.3 million in 1995, as compared to $9.8 million in 1994, on average earning assets of $203 million and $140 million, respectively. The $4.5 million increase in net interest income during 1995 was due primarily to an increase in the volume of earning assets. The acquisition of CBB added approximately $52 million in average earning assets for 1995, while the remainder of the growth of approximately $11 million was achieved through the success of the Bank's marketing efforts. The Bank's net interest margin for 1995 was fairly consistent with that in 1994 (7.07% in 1995 as compared to 6.97% in 1994). Two factors affected this result. First, the Bank received substantial interest income on a cash basis in 1995 (approximately $588) for loans that had been put on nonaccrual status in prior years. This had a significant positive impact on 1995's net interest margin, which is not expected to be continued in future periods. Offsetting this increase was the stable-to-declining interest rate environment in 1995, as well as the impact of the highly competitive market and the resulting pressure on loan interest rates. The Bank's average prime was 8.83% in 1995 as compared to 7.14% in 1994. The impact of these factors primarily offset each other.

Consolidated net interest income was $9.8 million in 1994, as compared to $7.2 million in 1993, on average earning assets of $140.4 million and $107.0 million, respectively. The $2.6 million increase in net interest income during 1994 was due to an increase in the volume of earning assets and an increase in the net interest margin. On an average basis for the year, the acquisition added approximately $13 million in average earning assets for 1994, while the remainder of the growth was achieved through the success of the Bank's marketing efforts. The increase in the net interest margin was due primarily to the increase in interest rates throughout 1994. The Bank's average prime was 7.14% in 1994 as compared to 6% in 1993. The impact of the rate increases resulted in increasing the net interest margin from 6.74% to 6.97%

The Company recognizes loan origination and certain commitment fees (net of origination costs) over the contractual lives of the related loans as an adjustment to yield. Loan fees contributed 6.2% of loan portfolio interest during 1995, 8.9% in 1994 and 11.6% in 1993. This decline in the proportion of loan fees to total loan interest is due mainly to the increase in the competitive atmosphere relating to loan pricing, the overall level of interest rates and the higher proportion of SBA loans included in the loan portfolio (SBA loans have lower origination fees).

Like interest income, interest expense increased significantly during 1995. Interest expense in 1995 was $6.7 million as compared to $3.2 million in 1994. This was mainly due to the increase in volumes and the higher interest rate environment. Interest expense as a percent of interest-bearing deposits increased from 3.31% in 1994 to 4.45% in 1995. The more rapid increase in interest costs also represents the impact of nonbank competition for bank deposits.

As an offset to the increase in interest income of $3.8 million in 1994, the Bank's interest expense increased by $1.2 million. Deposits are priced competitively based on local market rates. The average interest rate paid on interest sensitive deposit accounts increased to 3.31% in 1994 from 3.00% in 1993.

A substantial portion of the Bank's deposits (an average of 24% in 1995, 29% in 1994 and 35% in 1993) are non interest-bearing and therefore do not reprice when interest rates change. See "Funding." This is somewhat ameliorated by a significant amount of corporate account balances which are tied to earnings credits and utilized to offset bank service costs. The decline in the percentage of the non interest-bearing deposits is due to the acquisition of CBB, the more competitive market for deposits and the impact of the high interest rate environment.

Due to the nature of the Company's markets in which loans are generally tied to the prime rate, an increase in interest rates should positively affect the Company's future earnings, while a decline in interest rates would have a negative impact. As noted above, the level-to-declining interest rate environment during 1995 has had a negative impact on net interest income. Should the trend of declining interest rates continue, the Bank could experience an additional increase in its cost of funds relative to the rates earned on its earning assets and a decrease in its net interest margin. See "Asset/Liability Management."

The Company's net interest margin for the periods presented is high relative to its peer group, mainly due to its high proportion of non interest-bearing deposits, the impact of the Bank's Factoring Division and its SBA lending.

Net interest income also reflects the impact of nonperforming loans. Interest income on the loans is recorded on the accrual basis. However, the Company follows the practice of discontinuing the accrual of interest and reversing any accrued and unpaid interest when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection. For these loans, interest is recorded when payment is received. See "Asset Quality - Nonperforming Loans."

The effect of nonaccrual of interest income based on loans classified as nonaccrual (such definition provided by the SEC) at December 31, 1995, 1994 and 1993 is set forth in the following table:

NEGATIVE IMPACT OF NONACCRUAL LOANS
(dollars in thousands)                        For the Years
                                            Ended December 31,
---------------------------------------------------------------
                                           1995   1994    1993
---------------------------------------------------------------
Interest revenue which would have been
  recorded under original terms            $111   $359    $265
Interest revenue actually realized           11    121     126
===============================================================
Negative impact on interest revenue        $100   $238    $139
===============================================================

This table does not reflect the cash basis interest received on several significant loan collections, as such loans were not classified as nonaccrual as of the end of the year. See the above discussion regarding the collection of such income. The impact of such loans, which are not included in the above table, was significant in 1995. Approximately $588 of interest income was recognized on collection of previously nonaccrual loans, which resulted in a 29 basis point impact on the net interest margin.

The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin for the three years ended December 31, 1995.

AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands)
                                                      1995                          1994                          1993
---------------------------------------------------------------------------------------------------------------------------------
                                           Average              Average   Average              Average   Average           Average
Assets                                     Balance    Interest   Yield    Balance   Interest    Yield    Balance  Interest  Yield
---------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans, net (1)                           $152,820  $18,016    11.79%   $112,818   $11,517    10.21%    $84,457  $8,002   9.47%
  Securities held to maturity:
    Taxable (2)                              12,122      757      6.25      7,846       406      5.18      7,874     379    4.81
    Nontaxable (3)                            2,601      168      6.47      1,894       119      6.28      1,816     113    6.22
  Securities available for sale (4)          30,619    1,847      6.03     10,866       520      4.79      6,059     253    4.18
  Money market investments (5)                4,834      280      5.79      7,021       303      4.31      6,793     192    2.83
Interest rate hedging instruments              ----    (43 )      ----       ----        77      ----       ----     240
                                                                                                                            ----
-------------------------------------------------------------          ---------------------          -------------------
      Total interest-earning assets         202,996   21,025     10.36    140,445    12,942      9.22    106,999   9,179    8.58
-------------------------------------------------------------          ---------------------          -------------------
Allowance for possible loan losses          (3,574)                       (2,677)                        (1,911)
Cash and due from banks                      11,668                         8,367                          7,362
Bank premises and equipment, net              3,356                         2,614                          2,517
Other real estate owned                       1,213                         1,216                          1,197
Accrued interest receivable and
  other assets                                2,466                         1,716                          1,463
Core deposit intangibles and goodwill         4,788                         2,036                           ----
----------------------------------------------------                   -----------                    -----------
      Total                                $222,913                      $153,717                       $117,627
====================================================                   ===========                    ===========
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                 $30,915    1,158      3.74    $14,399       334      2.32     $6,623     108    1.63
    Money market and savings                 51,654    1,751      3.39     39,919     1,202      3.01     29,868     825    2.76
    Certificates of deposit:
      Less than $100                         15,519      826      5.32     13,245       516      3.89      9,403     331    3.52
      $100 or more                           40,305    2,232      5.54     27,668     1,091      3.94     19,612     700    3.57
-------------------------------------------------------------          ---------------------          -------------------
        Total certificates of deposit        55,824    3,058      5.48     40,913     1,607      3.93     29,015   1,031    3.55
-------------------------------------------------------------          ---------------------          -------------------
Other short-term borrowings                  11,663      716      5.88        272        16      5.88        171       6    3.45
-------------------------------------------------------------          ---------------------          -------------------
       Total interest-bearing liabilities   150,056    6,683      4.45     95,503     3,159      3.31     65,677   1,970    3.00
-------------------------------------------------------------          ---------------------          -------------------
Noninterest-bearing demand                   44,889                        38,666                         35,392
Accrued interest payable and
  other liabilities                           3,070                         1,338                          1,007
----------------------------------------------------                   -----------                    -----------
      Total liabilities                     198,015                       135,507                        102,076
----------------------------------------------------                   -----------                    -----------
Shareholders' equity                         24,898                        18,210                         15,551
---------------------------------------------------                    -----------                    -----------
       Total                               $222,913                      $153,717                       $117,627
====================================================---------          ===========----------          ===========--------
Net interest income and margin (6)                   $14,342     7.07%              $9,783       6.97%             $7,209   6.74%
=========================================           ===================           ====================           ================

(1) Includes amortized loan fees of $1,123 for 1995, $1,028 for 1994 and $931 for 1993. Nonperforming loans have been included in average loan balances.
(2) Includes dividend income of $30 received in 1995, $18 in 1994 and $15 in 1993.
(3) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($47 in 1995, $34 in 1994 and $33 in 1993).
(4) Includes dividend income of $233, $195 and $225 received in 1995, 1994 and 1993, respectively and includes $7 in 1993 for taxable equivalent adjustment.
(5) Includes $6 in 1993 for tax equivalent  adjustment.
(6) The net interest margin represents the net interest income as a percentage of average earning assets.



Interest margin is affected by changes in volume, changes in rates, and a combination of changes in volume and rates. Volume changes are caused by differences in the level of earning assets and interest-bearing deposits and borrowings. Rate changes result in differences of yields earned on assets and rates paid on liabilities. Changes not solely attributable to volume or rates have been allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of changes in each. The following table shows the effect on the interest differential of volume and rate changes for the years ended
December 31, 1995 and 1994.

VOLUME/RATE ANALYSIS
(dollars in thousands)
                                                        1995 vs. 1994                        1994 vs. 1993
-----------------------------------------------------------------------------------------------------------------
                                                   Increase (decrease)                  Increase (decrease)
                                                     due to change in                     due to change in
-----------------------------------------------------------------------------------------------------------------
                                             Average     Average      Total       Average     Average      Total
                                             Volume       Rate        Change      Volume       Rate        Change
-----------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (1)                                 $4,524      $1,975       $6,499      $2,857        $658       $3,515
  Securities:
    Taxable                                    255          96          351         (2)          29           27
    Nontaxable                                  46           3           49           4           2            6
    Available for sale                       1,161         166        1,327         225          42          267
  Money market investments                     219       (242)         (23)           6         105          111
-----------------------------------------------------------------------------------------------------------------
     Total interest income                   6,205       1,998        8,203       3,090         836        3,926
-----------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest checking                            536         288          824         166          60          226
  Money market and savings                     384         165          549         297          80          377
  Certificates of deposits:
    Less than $100                              99         211          310         146          38          184
    $100 or greater                            606         535        1,141         311          80          391
  Other short-term borrowings                  700        ----          700           5           6           11
-----------------------------------------------------------------------------------------------------------------
      Total interest expense                 2,325       1,199        3,524         925         264        1,189
-----------------------------------------------------------------------------------------------------------------
Interest rate hedging instruments             ----       (120)        (120)        ----       (163)        (163)
-----------------------------------------------------------------------------------------------------------------
Change in net interest income               $3,880        $679       $4,559      $2,165        $409       $2,574
=================================================================================================================

(1) The effect of the change in loan fees is included as an adjustment to the average rate.
(2) Include in the average rate column for interest income on loans is $588 of interest income on a cash basis of which $420 pertains to prior periods.

              Provision for Possible Loan Losses

The level of the allowance for possible loan losses (and therefore the related provision) reflects the Company's judgment as to the inherent risks associated with the loan, factoring and lease portfolios. Based on management's evaluation of such risks, additions of $1.0 million and $600 were made to the allowance for possible loan losses in 1995 and 1994, respectively. Management's determinations of the provision in 1995 and 1994 were based on the measurement of the possibility of future loan losses through various objective and subjective criteria and the impact of net chargeoffs.

Please refer to the section regarding the "Loan Portfolio" for a detailed discussion of asset quality and the allowance for possible loan losses.

              Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 1995 and 1994.

OTHER INCOME
(dollars in thousands)
                                                  1995                1994
--------------------------------------------------------------------------------
                                            Amount    Percent    Amount  Percent
--------------------------------------------------------------------------------

Depositor service charges                   $553      57.25%     $403     54.16%
Other operating income                       456       47.20      281      37.77
Gain on sale of SBA loans                   ----      ----         75      10.08
Net loss on securities available for sale   (43)      (4.45)     (15)     (2.01)
--------------------------------------------------------------------------------
    Total                                   $966     100.00%     $744    100.00%
================================================================================

Other income totaled $966 in 1995, which is an increase of $222 over $744 in 1994. The 1995 increase is primarily attributable to the acquisition of CBB at the beginning of the fourth quarter of 1994. In addition, other operating income increased mainly due to merchant credit card income and fees relating to the servicing of SBA loans.

Gains on sale of SBA loans amounted to 11.4% of income before income taxes in 1993 and 2.3% in 1994. In 1995, there were no gains on sale of SBA loans due to the Bank's decision to hold such loans and realize their inherent spreads over the Bank's cost of funds. The Bank's policy is to originate only variable rate SBA loans. As the yield adjusts for changes in interest rates, the risk of holding the SBA loans is mitigated.

Management believes that the government's SBA loan program will continue for the foreseeable future, and that the Bank will continue its program to originate such loans. Future gains on the sale of SBA loans will be dependent on the Bank's decision whether to sell such loans or maintain such loans for its own account.

              Other Expense

The components of other expense and the percentage of each component of average assets are set forth in the following table for the years ended December 31, 1995 and 1994.

OTHER EXPENSE AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
--------------------------------------------------------------------------------
                                        1995                   1994
                                       Amount     Percent     Amount     Percent
--------------------------------------------------------------------------------
Salaries and benefits                  $4,339      1.95%      $3,341      2.17%
Occupancy                                 740        .33         594        .39
Amortization of core deposit
  intangiblesand goodwill                 569        .26         166        .11
Legal and professional fees               476        .21         282        .18
Data processing                           458        .20         351        .23
Business promotion                        314        .14         273        .18
Regulators' assessments                   283        .13         361        .23
Client services                           247        .11         176        .11
Directors' fees and costs                 239        .11         161        .10
Loan and collection                       215        .10         235        .15
Advertising                               186        .08          81        .05
Stationery and supplies                   180        .08         132        .09
Net cost of other real estate owned        45        .02         130        .09
Other                                     506        .23         393        .26
--------------------------------------------------------------------------------
     Total                             $8,797      3.95%      $6,676      4.34%
================================================================================

Other expenses increased approximately $2.1 million or 32% in 1995 as compared to 1994. The increase is primarily related to the acquisition of CBB and other growth in loans and deposits and increases in salaries and benefits which relates to several staff additions for business development and the provision for incentive payments for exceeding predefined goals. In addition, other expense includes approximately $569 of amortization of goodwill and core deposit intangibles relating to the acquisition of CBB as compared to $166 in 1994.

During 1995, the FDIC reduced its premium on insurable deposits effective June 1995 from 23 cents per $100 of deposits to 4 cents. The impact of this was a savings to the Bank of approximately $190 which offset a portion of the 1995 increase in other expenses. The FDIC has announced that for the first six months of 1996 such rate for insured deposits will be $2 annually.

Other expenses increased approximately $1.4 million or 27% in 1994 as compared to 1993. The increase is primarily related to the acquisition and other growth in loans and deposits. Other expense includes approximately $166 of amortization relating to the acquisition of CBB.

The net costs of other real estate owned for the years ended December 31, 1995 and 1994 are summarized below:

NET COST OF OTHER REAL ESTATE OWNED
(dollars in thousands)
--------------------------------------------------------------------
                                                   1995        1994
--------------------------------------------------------------------
Costs relating to foreclosed properties             $26        $179
Rental income on foreclosed properties             (15)       (128)
Loss on dispositions                                 34          79
--------------------------------------------------------------------
  Net cost of other real estate owned               $45        $130
====================================================================

              Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

The effective tax rate was 44% in 1995 and 42% in 1994. The higher tax rate in 1995 was primarily due to the amortization of the nondeductible portion of intangibles arising in connection with the purchase of CBB.

              Quarterly Income

The following table shows the Company's unaudited quarterly income statement data for the years 1995 and 1994.

UNAUDITED QUARTERLY INCOME STATEMENT DATA
 (dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                        First quarter    Second quarter    Third quarter    Fourth quarter
                                       1995     1994      1995     1994     1995    1994     1995     1994
-------------------------------------------------------------------------------------------------------------
Net interest income                    $3,322    $1,995   $3,772   $2,196   $3,563  $2,252   $3,638   $3,306
Provision for possible loan losses      (210)     (150)    (500)    (150)    (180)   (100)    (155)    (200)
Other income                              256       205      186      141      278      65      246      333
Other expenses                        (2,186)   (1,427)  (2,196)  (1,511)  (2,225) (1,481)  (2,190)  (2,257)
-------------------------------------------------------------------------------------------------------------
Income before income taxes              1,182       623    1,262      676    1,436     736    1,539    1,182
Income taxes                            (531)     (249)    (561)    (270)    (629)   (295)    (674)    (540)
-------------------------------------------------------------------------------------------------------------
Net income                               $651      $374     $701     $406     $807    $441     $865     $642
=============================================================================================================

Net income per share                    $0.27     $0.22    $0.29    $0.24    $0.32   $0.26    $0.34    $0.26
=============================================================================================================

The Company reported net income of $865 for the quarter ended December 31, 1995 compared with net income of $642 for the 1994 fourth quarter. The results for the fourth quarter of 1995 as compared to the same quarter a year ago reflect an increase in volume of earning assets ($224 million in 1995 compared to $179 million in 1994) offset by a decrease in net interest margin (6.51% in 1995 compared to 7.33% in 1994).

The results for the fourth quarter of 1994 and later reflect the acquisition of CBB.

Earning Assets

              Investment Securities

The following table shows the book value composition of the securities portfolio at December 31, 1995, 1994 and 1993. At December 31, 1995, there were no issuers of securities for which the book value of specific securities held by the Bank exceeded 10% of the Company's shareholders' equity.

INVESTMENT SECURITIES COMPOSITION
 (dollars in thousands)                                    December 31,
--------------------------------------------------------------------------------
                                                  1995        1994         1993
--------------------------------------------------------------------------------
Investment securities held to maturity:
  U. S. Treasury                                 $4,265      $4,260      $4,343
  U. S. Government Agencies                       4,976       4,963       3,001
  State and municipal                             3,060       1,797       2,008
  Mortgage Backed                                 2,428       2,377      -----
  Other                                             519         462         245
--------------------------------------------------------------------------------
    Investment securities held to maturity       15,248      13,859       9,597
--------------------------------------------------------------------------------
Investment securities available for sale:
  U. S. Treasury                                  4,057       9,786       2,001
  U. S. Government Agencies                      34,578       4,955      -----
  Mortgage Backed                                     9          18      -----
  Mutual funds                                    3,898       3,947       5,154
--------------------------------------------------------------------------------
    Investment securities available for sale     42,542      18,706       7,155
--------------------------------------------------------------------------------
  Total                                         $57,790     $32,565      $16,752
================================================================================

Investment securities held to maturity include those securities which management has the ability and intent to hold to maturity. The Bank's policy is to acquire generally "A" rated or better state and municipal securities. The specific issues are monitored for changes in financial condition. Appropriate action would be taken if significant deterioration was noted. Management's policy is to reduce the market valuation risk of the investment portfolio by generally limiting portfolio maturities to 60 months or less. It is management's intent to maintain at least 50% of its investment securities portfolio in U. S. Treasury and U. S. Government Agencies securities.

Investment securities available for sale, which include all mutual funds, are acquired without the intent to hold until maturity. The Bank's weighted average maturity of the available for sale investment portfolio is 1.7%. It is estimated that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.6%. Any unrealized gain or loss is reflected in the carrying value of the security and reported net of income taxes in the equity section of the condensed consolidated balance sheets. Realized gains and losses are reported in the condensed consolidated statement of operations. The net unrealized gain on securities available for sale as of December 31, 1995 was $233.

Mortgage backed securities are considered to have increased risks associated with them because of the timing of principal repayments. At December 31, 1995, the Bank had the following securities which were mortgage-backed related securities:

-------------------------------------------- -------------- -----------
                                              Historical      Market
(dollars in thousands)                           Cost         Value
Federal Home Loan Mortgage  Corp.
   (U.S.Agency)                                  $2,428      $2,544
Federal National Mortgage Association
   (U.S. Agency)                                      9           9
Federated ARMs Funds *                            1,686       1,638
Overland Variable Rate
   Government Fund*                               1,263       1,184
-------------------------------------------- -------------- -----------
* The assets of these mutual funds are invested mainly in adjustable rate U.S. Treasury or Agency securities.

Gross unrealized gains on investment securities held to maturity were $244 as of December 31, 1995 as compared to an unrealized loss of $467 as of December 31, 1994. The unrealized gains result from the significant decrease in interest rates in 1995. The decrease in interest rates has an inverse effect on the value of securities for which the interest rate is fixed. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 1.9 years as of December 31, 1995. It is estimated that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.6%. This volatility decreases as the average maturity shortens. It is the intention of management to hold these securities to maturity. Therefore this increase in value will be realized over the life of the securities as greater than market interest income is recognized.

The average balance of money market investments, which include federal funds sold and liquid money market cash mutual funds, was $4.8 million in 1995 and $7.0 million in 1994. These balances represented 3% and 5% of average deposits for 1995 and 1994, respectively. They are maintained primarily for the short-term liquidity needs of the Bank. See "Liquidity."

              Loan Portfolio

The following table shows the Company's consolidated loans by type of loan or borrower.

LOAN PORTFOLIO
(dollars in thousands)
                                               December 31,
--------------------------------------------------------------------------------
                            1995        1994       1993        1992       1991
--------------------------------------------------------------------------------
Commercial                 $48,121    $49,018     $27,361     $20,555    $21,244
Real estate construction    14,488     16,343      15,492      14,907     19,263
Real estate-other           66,949     63,104      38,519      26,964     26,829
Consumer                     8,800      9,461       6,857       8,696      3,401
Other                       21,302      7,362       8,416       4,802      4,418
Unearned fee income          (793)      (888)       (746)       (537)      (410)
--------------------------------------------------------------------------------
  Loan portfolio           158,867    144,399      95,899      75,387     74,745
Loans available for sale    11,933      5,008       2,059       1,614     -----
--------------------------------------------------------------------------------
  Total loans             $170,800   $149,407     $97,958     $77,001    $74,745
================================================================================

During 1995 certain loans were reclassified, the impact of which was to reclassify approximately $2.1 million from Commercial to Other.

              General

The Company's loan portfolio consists primarily of short-term, floating rate loans for business and real estate purposes. At December 31, 1995, approximately 31% of the loan portfolio was commercial loans, 43% real estate-other, and 8.5% in real estate construction. SJNB's legal lending limit for any one borrower was approximately $3.7 million at December 31, 1995.

The commercial loan portfolio primarily consists of loans to small to medium-sized businesses with gross revenues up to $25 million, as well as loans to local professional businesspersons. SJNB's lending services include revolving credit loans, SBA loans, term loans, accounts receivable financing, factoring, equipment financing and letters of credit.

Included in commercial loans as of December 31, 1995 are factored accounts receivable of approximately $2.4 million or 1.4% of total loans. As of December 31, 1994, factored accounts receivable were $2.6 million or 1.7% of total loans. The Bank purchases accounts receivable from clients and then receives payment directly from the party obligated for the receivable. To date, there have been no significant losses relating to the Bank's factoring program.

The real estate-other loans include term loans (up to a ten year maturity) on income producing commercial properties.

The real estate construction portfolio (8.5% of the loan portfolio) consists of 67% residential, 33% commercial. They are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project and the underlying financial strength of the borrower. Each loan is monitored as to its incurred costs, sales price and sales cycle.

Consumer loans consist primarily of loans to individuals for personal uses, such as home equity loans, installment purchases, premier lines (unsecured lines of credit) and overdraft protection loans, and a variety of other consumer purposes. Other loans include loans primarily to real estate mortgage brokers (approximately $1.2 million), loans to real estate developers for short-term investment purposes (approximately $3.3 million) and leases.

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

Approximately 59% of the loan portfolio is directly related to real estate or real estate interests, when real estate construction loans, real estate-other loans, prime equity loans (included in consumer loans of $4.6 million) and certain other loans to real estate developers and other investors for short-term investment purposes (approximately 4.6% of the loan portfolio) are included. Approximately 31% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

Inherent in any loan portfolio are risks associated with certain types of loans. The Company attempts to limit these risks through stringent loan policies and review procedures that are applied at the time of origination. Included in these policies are specific maximum loan-to-value (LTV) limitations as to various categories of real estate related loans. These ratios are as follows:


                                               Maximum LTV
 Category of Real Estate Collateral               Ratio
----------------------------------------------------------
Raw land                                           50%
Land Development                                   60%
Construction:
  1-4 Single family residence,
    Less than $500                                 75%
    Greater than $500                              70%
  Other                                            70%
Term loans  (construction take-out                 70%
and commercial)
Other improved property                            70%
Prime equity loans                                 75%
-----------------------------------------------------------

Any term loans on income producing properties must have a minimum debt service coverage of at least 1.2 to 1 for non-owner occupied property and at least 1.1 to 1 for owner occupied.

One of the significant risks associated with real estate lending is the risk associated with the possible existence of environmental risks or hazards on or in property affiliated with the loan. The Bank mitigates such risk through the use of an Environmental Risk Questionnaire for all loans secured by real estate. A Phase I environmental report is required if indicated by the questionnaire or if for any other reason it is determined appropriate. Other reasons would include the industrial use of environmentally sensitive substances or the proximity to known other environmental problems. A Phase II report is required in certain cases, depending on the outcome of the Phase I report.

              Activity

Total loans were $171 million at December 31, 1995 and averaged $153 million for the year. At December 31, 1994, loans were $149 million and averaged $113 million during the year. The increase in loans of $22 million during 1995 relates to the overall growth in the Bank's loan portfolio. The most significant area of growth was the increase in SBA loans (included in commercial loan category) of $14 million. During 1995 approximately $2.1 million of commercial loans were reclassified to Other. Real estate-other increased $3.8 million due to strength of the real estate environment in Santa Clara County. Other loans also increased due to the growth of loans for other investment purposes.

The economic climate in Northern California has been generally strong in 1995. However, the competitive environment within the Bank's marketplace has become more aggressive with competition between lenders for additional loan growth causing more competitive pricing. To the extent that such competitive pricing continues during 1996 and the Bank finds it necessary to meet such competition, the Bank's net interest margins could decline.

              Asset Quality

              Allowance for Possible Loan Losses

A consequence of lending activities is that losses will be experienced. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. The allowance for possible loan losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for possible loan losses charged to expense and decreased by the amount of chargeoffs net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectable (in whole or in part) and should be charged against the allowance is a matter of judgment. Similarly, the adequacy of the allowance for possible loan losses and the level of the related provision for possible loan losses is determined (after full review) on a judgmental basis including consideration of:

o Economic conditions,
o Borrowers' financial condition,
o Loan impairment,
o Evaluation of industry trends,
o Industry concentrations,
o Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management,
o Continuing evaluation of the performing loan portfolio,
o Monthly review and evaluation of problem loans identified as having loss potential,
o Quarterly review by the Board of Directors, and o Off-balance sheet risks.

In addition to the continuing internal assessment of the loan portfolio (and off-balance sheet credit risk, such as letters of credit, etc.), the consolidated financial statements are examined by independent accountants. The Company also retains a consultant who performs credit reviews on a quarterly basis and then provides an assessment of the adequacy of the allowance for possible loan losses. Examinations of the loan portfolio are also conducted periodically by the federal banking regulators.

The Company utilizes a method of assigning a minimum and maximum loss ratio for each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.) Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. In addition, the methodology considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk and concentrations of credit. The methodology provides a systematic approach for the measurement of the possible existence of future loan losses. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans and exposure to potential losses. Management believes that the allowance for possible loan losses, determined as described above, to be an adequate allowance against losses inherent in the loan portfolio.

The allowance for possible loan losses includes the allocation for impaired loans while the amount remaining is considered a general reserve available against the total loan portfolio and off-balance sheet credit exposure. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or other new information. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible losses on loans. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination. The most recent examination conducted in October 1995 did not result in any recommended adjustments to the Bank's established reserves.

There is uncertainty concerning the future economic trends. Accordingly, it is not possible to predict the effect such uncertainty may have on the level of the provision for possible loan losses in future periods.

The following table summarizes the activity in the allowance for possible loan losses for the five years ended December 31, 1995:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (dollars in thousands)                                            Years Ended December 31,
-------------------------------------------------------------------------------------------------------------
                                                       1995       1994        1993        1992        1991
-------------------------------------------------------------------------------------------------------------
Balance, beginning of the year                        $3,311      $2,057      $1,553      $2,207      $1,396
-------------------------------------------------------------------------------------------------------------
Chargeoffs by loan category:
  Commercial                                             233         148         389         137         533
  Real estate-other                                      220         637           5        -----          304
  Real estate construction                               154         -----       -----       687         183
  Consumer                                                89          73          90           4           9
  Other                                                -----         824          26         980       ----
-------------------------------------------------------------------------------------------------------------
    Total chargeoffs                                     696       1,682         510       1,808       1,029
-------------------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                              42         192          21         221         151
  Real estate-other                                       27          10           5         173          42
  Real estate construction                             -----      -----          200      -----       -----
  Consumer                                                16           7          16          29          72
  Other                                                  102         222         147          33      -----
-------------------------------------------------------------------------------------------------------------
    Total recoveries                                     187         431         389         456         265
-------------------------------------------------------------------------------------------------------------
Net chargeoffs                                           509       1,251         121       1,352         764
-------------------------------------------------------------------------------------------------------------
Provision charged to expense                           1,045         600         625         698       1,575
Allowance relating to California Business Bank         -----       1,905      -----       -----       -----
-------------------------------------------------------------------------------------------------------------
Balance, end of the year                              $3,847      $3,311      $2,057      $1,553      $2,207
=============================================================================================================

Ratios:
Net chargeoffs to average loans                        0.33%       1.11%       0.14%       1.88%       1.04%
Allowance to total loans at the end of the year        2.25        2.22        2.10        2.02         2.95
Allowance to nonperforming loans at end of the year    430.24      60.45       55.93      108.82       51.72
===============================================================================================================

Net chargeoffs were $509 or .33% of average loans during 1995. During 1994, the Company experienced net chargeoffs of $1.2 million or 1.11%. The decrease in net chargeoffs in 1995 as compared to 1994 results primarily from the 1994 charge-off of two unrelated loans. The first involved a chargeoff of $750 relating to a real estate mortgage broker who is believed to have defrauded the Bank and numerous investors by creating fictitious mortgages and obtaining funds from either the Bank or the investors to fund such fraudulent mortgages. Also in 1994, the Bank charged-off a fully reserved loan in the amount of $469 which it had acquired from CBB. Real estate-other loss includes the loan which was acquired from CBB, and Other includes the real estate mortgage broker loan.

Commercial loan losses in 1995 and 1994 involved loans to several borrowers, none of which were individually significant.

The allowance for possible loan losses as a percent of loans was 2.25% at December 31, 1995, and 2.22% at December 31, 1994. The allowance for possible loan losses as a percent of nonperforming loans was approximately 430% at December 31, 1995 as compared to 60% at December 31, 1994. Nonperforming loans at December 31, 1995 were $894 compared to $5.5 million at December 31, 1994. See "Nonperforming Loans" below.

Based on an evaluation of individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for possible loan losses as follows for the past five years:

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(dollars in thousands)
                                Amount of Allowance Allocation at December 31,
--------------------------------------------------------------------------------
                                1995       1994       1993      1992       1991
--------------------------------------------------------------------------------

  Commercial                   $1,193     $1,192      $459       $499      $711
  Real estate construction        176        310       181        374       358
  Real estate-other             1,134      1,051       567        359     1,069
  Consumer                        169        219        99         38        31
  Other                           337         94       101         22        38
  Unallocated                     838        445       650        261      -----
--------------------------------------------------------------------------------
    Total                      $3,847     $3,311    $2,057     $1,553    $2,207
================================================================================


                                      Percent of Loans in Each Category
                                       to Total Loans at December 31,
--------------------------------------------------------------------------------
                                1995        1994     1993       1992       1991
--------------------------------------------------------------------------------

  Commercial                    30.86%     33.96%    27.85%     26.51%    28.38%
  Real estate construction       8.45      10.87     15.69      19.23     25.74
  Real estate-other             43.15      43.97     40.98      36.86     35.84
  Consumer                       5.13       6.29      6.95      11.22      4.54
  Other                         12.41       4.90      8.53       6.18      5.50
--------------------------------------------------------------------------------
    Total                      100.00%    100.00%   100.00%    100.00%   100.00%
================================================================================


The allowance for possible loan losses is maintained without any internal allocation to the segments of the loan portfolio. The above schedule is being presented in accordance with the Securities and Exchange Commission's requirements to provide an allocation of the allowance. The allocation is based on subjective estimates that take into account historical loss experience and management's current assessment of the relative risk characteristics of the portfolio as of the reporting date noted above and as described more fully under the section "Asset Quality - Allowance for Possible Loan Losses".

              Nonperforming Loans

Loans for which the accrual of interest has been suspended and other loans with principal or interest contractually past due 90 days or more are set forth in the following table:

NONPERFORMING LOANS
 (dollars in thousands)
                                                                                       December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                   1995        1994       1993       1992         1991
---------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                          $866      $5,395    $3,678      $1,427       $3,698
Other loans with principal or interest contractually past
  due 90 days or more                                                 28          83      ----        ----          571
---------------------------------------------------------------------------------------------------------------------------
    Total                                                           $894      $5,478    $3,678      $1,427       $4,269
===========================================================================================================================

Nonperforming loans declined significantly during 1995. The primary reason for the decline was the collection of a $2.5 million loan placed on nonaccrual status in 1993. In addition, the Bank has placed significant emphasis on reducing the nonaccrual loans acquired from CBB. Nonperforming loans at December 31, 1995 include loans to four borrowers, of which two loans totaling $783, are secured by real estate.

During both 1994 and 1993 the amount of nonperforming loans increased significantly. The increase in 1994 was due to the acquisition of the CBB loans. The increase in 1993 was due to placing a single loan, a $2.5 million real estate-other loan, on nonaccrual in July 1994. The loan was collected in June 1995.

Potential nonperforming loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews as of December 31, 1995, management has identified no loans which management has known information about that causes doubts regarding the borrowers' ability to comply with present repayment terms, such that the loan(s) might subsequently be classified as nonperforming.

              Other Real Estate Owned

At December 31, 1995, the Bank had three properties totaling $664 which were acquired through the foreclosure process. Prior to recording a foreclosure, the Bank provides for any expected loss in its allowance for possible loan losses. A summary of the properties at December 31, 1995 and 1994 are as follows:

----------------------------------------------------------------------------
(dollars in thousands)                                 Carrying Value
----------------------------------------------------------------------------
             Description of Property                  1995        1994
----------------------------------------------------------------------------
Two vacant parcels, currently subject to a
 one-year sewer moratorium                            $304         $304
Single family residence ("SFR"), Piedmont              225      -----
Raw land, 11.7 acres in San Jose, CA                   135      -----
Other properties, which were liquidated             -----         1,191
----------------------------------------------------------------------------
     Total                                            $664       $1,495
============================================================================

At the time of foreclosure, any difference between the loan balance and the net realizable value of the collateral is charged to the allowance for possible loan losses. Foreclosed property is recorded at the lower of its revised basis or fair value, less estimated selling costs. Any subsequent decline in value is charged directly to the income statement. See "Financial Review - Other Expense" for the analysis of the net cost of other real estate owned for 1995 and 1994.

              Commitments and Lines of Credit

It is the Bank's policy not to issue formal commitments or lines of credit except to a limited number of well-established and financially responsible local commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs.

Occasionally, such commitments are in the form of a letter of credit to facilitate the customer's particular business transaction. Commitments and lines of credit typically mature within one year. These commitments involve (to varying degrees) credit risk in excess of the amount recognized as either an asset or liability in the statement of financial position. The Company controls credit risk through its credit approval process. The same credit policies are used when entering into such commitments.

As of December 31, 1995, the Company had undisbursed loan commitments to extend credit under normal lending arrangements as follows:

------------------------------------------------------------
UNDISBURSED LOAN COMMITMENTS
(dollars in thousands)
------------------------------------------------------------
Loan Category                                       Amount
------------------------------------------------------------
Commercial                                          $27,270
Real estate-other                                     2,991
Real estate construction                             13,267
Consumer                                              5,633
Other                                                16,302
------------------------------------------------------------
    Total                                           $65,463
============================================================

In addition, there was approximately $3.3 million for commitments under unused letters of credit.

Funding

Deposits represent SJNB's principal source of funds. Most of the Bank's deposits
are  obtained  from   professionals,   small  to  medium-sized   businesses  and
individuals  within the Bank's  market area.  SJNB's  deposit  base  consists of non-interest  and  interest-bearing  demand  deposits,  savings and money market accounts,  and  certificates  of deposit.  The following  table  summarizes  the composition of deposits as of December 31, 1995, 1994 and 1993.

DEPOSIT CATEGORIES
 (dollars in thousands)
                                           December 31, 1995          December 31, 1994        December 31, 1993
-------------------------------------------------------------------------------------------------------------------
                                                   Percentage                 Percentage                Percentage
                                       Total        of Total      Total       of Total       Total       of Total
                                      Amount        Deposits      Amount      Deposits       Amount     Deposits
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand            $52,775        26.83%      $54,002        29.95%      $36,677      33.43%
Interest-bearing demand                34,641         17.61       29,041         16.11        8,208        7.48
Money market and savings               51,201         26.03       47,170         26.16       32,400       29.53
Certificates of deposit:
  Less than $100                       14,730          7.49       16,038          8.90       10,157        9.26
  $100 or more                         43,345         22.04       34,036         18.88       22,270       20.30
-------------------------------------------------------------------------------------------------------------------
    Total                            $196,692       100.00%     $180,287       100.00%     $109,712     100.00%
===================================================================================================================

Deposits increased 9% from $180 million at December 31, 1994 to $197 million at December 31, 1995. The increase is primarily centered in interest-bearing
accounts  and  is  related  to  the   servicing   of  accounts  for   homeowners
associations. In addition, other interest-bearing accounts showed increases mainly due to a combination of factors including the development of customers with significant cash balances, aggressive pricing of rates and the purchase of certain wholesale deposits.

The Bank has been able to attract a high proportion of its deposits in the form of non interest-bearing deposits. The Bank's primary business is commercially oriented and therefore significant non interest-bearing deposits are maintained by its commercial customers.

The Bank also raises a substantial amount of funds through certificates of deposit of greater than $100. These deposits are usually at interest rates greater than other types of deposits and are more sensitive to interest rate changes. Historically, the Bank's overall cost of funds has been significantly less than its peer group. However, as these certificates of deposit are usually more interest rate sensitive, their repricing in an increasing interest rate environment could negatively impact the Bank's net interest margin without a corresponding increase in rates earned on its earning assets. See "Liquidity."


Asset/Liability Management

The Company defines interest rate sensitivity as the measurement of the mismatch in repricing characteristics of assets, liabilities and off-balance sheet instruments at a specified point in time. This mismatch (known as interest rate sensitivity gap) represents the potential mismatch in the change in the rate of interest revenue accrual and interest expense that would result from a change in interest rates. Mismatches in interest rate repricing among assets and liabilities arise primarily from the interaction of various customer businesses (i.e., types of loans versus the types of deposits maintained) and from management's discretionary investment and funds gathering activities. The Company attempts to manage its exposure to interest rate sensitivity. However, due to its size and direct competition from the major banks, the Company must offer products which are competitive in the market place, even if less than optimum with respect to its interest rate exposure.

The Company's natural balance sheet position is asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This natural position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. See "Net Interest Income."

The following table quantifies the Company's  interest rate exposure at December
31, 1995 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. At December 31, 1995, the Company was, as noted above, asset sensitive in the near term. This table displays a static view of the Company's interest rate sensitivity position and does not consider the dynamics of the balance sheet and interest rate movements.

DISTRIBUTION OF REPRICING OPPORTUNITIES
At December 31, 1995
(dollars in thousands)
                                            After three      After six      After one
                                   Within    months but      months but     year but    After
                                    three    within six      within one     within      five
                                   months      months         year          five years  years   Total
-----------------------------------------------------------------------------------------------------
Money market investments           $3,200                                             $3,200
Investment securities-taxable       -----      $2,798       $1,509         $7,881      -----    12,188
Investment securities-non-taxable   -----       -----        1,048          1,105       $907     3,060
Securites available for sale        5,397       2,983        6,047         28,106          9    42,542
Loans                             148,528         846          826         10,193     10,407   170,800
-----------------------------------------------------------------------------------------------------
 Total earning assets             157,125       6,627        9,430         47,285     11,323   231,790
-----------------------------------------------------------------------------------------------------
Interest checking, money market
  and savings                      85,842       -----        -----          -----      -----    85,842
Certificates of deposit:
 Less than $100                     6,569       3,305        2,708          1,751        397    14,730
  $100 or more                     21,778      15,195        3,529          2,643        200    43,345
Repurchase agreements              22,000       -----        -----          -----      -----    22,000
Other borrowings                    2,000       -----        -----          -----        634     2,634
-----------------------------------------------------------------------------------------------------
 Total interest-bearing           138,189      18,500        6,237          4,394      1,231   168,551
liabilities
------------------------------------------------------------------------------------------------------
Interest rate gap                 $18,936    ($11,873)      $3,193        $42,891    $10,092   $63,239
======================================================================================================
Cumulative interest rate gap      $18,936      $7,063      $10,256        $53,147    $63,239
===========================================================================================
Interest rate gap ratio              1.14        0.36         1.51          10.76       9.20
===========================================================================================
Cumulative interest rate gap ratio   1.14        1.05         1.06           1.32       1.38
===========================================================================================

To counter its natural interest rate position, the Bank entered into an interest rate "floor" in the amount of $10 million which expires in May 1999. The Bank has paid a fixed premium of $47 for which it will receive the amount of interest on $10 million based on the difference of 7% and prime when prime is less than 7%. This protects the Bank against decreases in its net income when the prime decreases. Settlement is done quarterly and the Bank records the impact of this hedge on an accrual basis.

During the second and third quarters of 1995, the Bank executed several transactions which are intended to mitigate its exposure to a decline in general market interest rates. The transactions involved the purchase of three U.S. Agency securities for an aggregate cost of $24 million which were financed through the use of 90 day repurchase agreements. The repurchase agreements are shown as short-term borrowings on the Company's balance sheet. The securities are fixed rate with maturities of $7 million in November 1997, $10 million in May 1998 and $7 million in July 1998. The repurchase agreements' interest rates range from 5.70% to 5.90% and mature through March 1996. As these repurchase agreements expire they will be renewed at the prevailing rates.

A large proportion of the Bank's deposits are non interest-bearing demand deposits and are not included in the above table as they are not interest rate sensitive. The average balance of these deposits was $45 million in 1995. There is no benefit to the Bank with respect to these deposits when market interest rates decline. This reduces the Bank's net interest margin when rates decline.

The maturities and yields of the investment portfolio at December 31, 1995 are shown below:

MATURITY AND YIELDS OF  INVESTMENT  SECURITIES
At December 31, 1995 (dollars in thousands)
------------------------------------------------------------------------------------------------------
                                                                   Maturity
------------------------------------------------------------------------------------------------------
                                                              After one year
                               Carrying    Within one year      within five         After ten years
                                 Value    Amount     Yield    Amount     Yield     Amount     Yield
------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                  $4,265    $3,307     4.43%      $958     7.05%       ----      ----
  U. S. Government Agencies        4,976     1,000      4.12     3,976      6.65       ----      ----
  State and municipal              3,060     1,298      6.84     1,762      7.92       ----      ----
  Mortgage Backed                  2,428      ----      ----     2,428      7.90       ----      ----
  Other                              519      ----      ----      ----      ----       $519     6.00%
---------------------------------------------------          ----------          -----------
    Total                         15,248     5,605               9,124                  519
---------------------------------------------------          ----------          -----------
Securities available for sale:
  U. S. Treasury                   4,057     3,041      6.93     1,016      6.69       ----      ----
  U. S. Government Agencies       34,578     7,038      5.97    27,540      6.13       ----      ----
  Mortgage Backed                      9      ----      ----      ----      ----          9      0.00
  Mutual funds                     3,898     3,898      5.43      ----      ----       ----      ----
---------------------------------------------------          ----------          -----------
    Total                         42,542    13,977              28,556                    9
---------------------------------------------------          ----------          -----------
  Total                          $57,790   $19,582     5.71%   $37,680     6.42%       $528     5.90%
======================================================================================================

The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at December 31, 1995. Approximately 86% of the commercial and real estate loan portfolio is priced with floating interest rates which limits the exposure to interest rate risk on long-term loans.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)
                                                            Balances maturing    Interest Rate Sensitivity
------------------------------------------------------------------------------------------------------------
                                                                                  Predeter-
                                Balances at                   One                    mined       Floating
                                 December     One year     year to      Over       interest     interest
                                 31, 1995      or less   five years  five years     rates         rates
------------------------------------------------------------------------------------------------------------
Commercial                        $52,958     $34,748     $14,058      $4,152       $1,917       $51,041
============================================================================================================
Real estate-other                 $74,045      $6,024     $31,657     $36,364      $18,019       $56,026
============================================================================================================
Real estate construction          $14,488     $12,928      $1,560       -----         $552       $13,936
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


Capital and Liquidity

         Capital

The Company's book value per share was $11.02 and $9.92 as of December 31, 1995 and 1994, respectively. Tangible book value per share was $9.06 and $7.84 at December 31, 1995 and 1994, respectively, due to the goodwill and core deposit intangibles generated by the acquisition of CBB. Shareholders' equity was $27 million and $23 million as of December 31, 1995 and 1994, respectively. The Federal Reserve Board's risk-based capital guidelines require that total capital be in excess of 8% of total assets on a risk-weighted basis. Under the guidelines for a bank holding company, capital requirements are based upon the composition of the consolidated asset base and the risk factors assigned to those assets. The guidelines characterize an institution's capital as being "Tier 1" capital (defined to be principally shareholders' equity less certain intangibles such as goodwill and core deposit intangibles) and "Tier 2" capital (defined to be principally the allowance for possible loan losses and other supplemental capital). The guidelines require the Company to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The Comptroller of the Currency also requires SJNB to maintain adequate capital. The Comptroller's current regulations require national banks to maintain Tier 1 capital (the leveraged ratio) equal to at least 3% to 5% of total assets, depending on the Comptroller's evaluation of the bank.

The Comptroller also adopted risk-based capital requirements. Like the Federal Reserve's guidelines, the amount of capital the Comptroller will require a bank to maintain will be based upon the composition of its asset base and risk factors assigned to those assets. The guidelines require the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The table below summarizes the various capital ratios of the Bank and the Company for the years ended December 31, 1995 and 1994.

Risk-based and Leverage Capital Ratios
(dollars in thousands)
Company                                December 31,               December 31,
-------                                    1995                       1994
                                       -----------------------------------------
Risk-based                                Amount      Ratio     Amount     Ratio
---------                              -----------------------------------------
Tier 1 capital                            $21,589    11.34%    $18,530    10.93%
Tier 1 capital minimum requirement          7,617      4.00      6,781      4.00
                                       -----------------------------------------
  Excess                                  $13,972     7.34%    $11,749     6.93%
                                       =========================================
Total capital                             $24,046    12.63%    $20,724    12.23%
Total capital minimum requirement          15,233      8.00     13,561      8.00
                                       -----------------------------------------
  Excess                                   $8,813     4.63%     $7,163     4.23%
                                       =========================================
Risk-adjusted assets                     $190,417             $169,514
                                       ============          ===========

Leverage
--------
Tier 1 capital                            $21,589     9.00%    $18,530     9.33%
Minimum leverage ratio requirement (1)      9,596      4.00      7,942      4.00
                                       -----------------------------------------
  Excess                                  $11,993     5.00%    $10,588     5.33%
                                       =========================================
Average total assets                     $239,899             $198,542
                                       ============          ===========

Bank
----
Risk-based
Tier 1 capital                             20,819    10.94%    $17,477    10.34%
Tier 1 capital minimum requirement          7,614      4.00      6,759      4.00
                                       -----------------------------------------
  Excess                                  $13,205     6.94%    $10,718     6.34%
                                       -----------------------------------------
Total capital                             $23,275    12.23%    $19,664    11.64%
Total capital minimum requirement          15,228      8.00     13,518      8.00
                                       -----------------------------------------
  Excess                                   $8,047     4.23%     $6,146     3.64%
                                       =========================================

Risk-adjusted assets                     $190,345             $168,976
                                       ============          ===========

Leverage
--------
Tier 1 capital                            $20,819     8.67%     $17,477    8.81%
Minimum leverage ratio requirement (1)      9,607      4.00       7,934     4.00
                                         ---------------------------------------
  Excess                                  $11,212     4.67%      $9,543    4.81%
                                         =======================================
Average total assets                     $240,163              $198,341
                                         ==============       ============


(1) The required ratio is determined on an individual bank basis as a result of factors considered by the Company's and Bank's regulators. To date, however, the regulators have not established this amount. The Company and the Bank believe that they may be required to maintain a leverage capital ratio at levels higher than the minimum required ratio of 4% based on management's analysis.

         Liquidity

Management strives to maintain a level of liquidity sufficient to meet customer requirements for loan funding and deposit withdrawals. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan demand, capital expenditures, and prevailing and anticipated economic conditions. SJNB's business is generated primarily through customer referrals and employee business development efforts. The Bank utilizes brokered deposits on a limited basis to satisfy temporary liquidity needs.

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks and short-term, marketable investments. On December 31, 1995, consolidated liquid assets totaled $35 million or 14% of consolidated total assets as compared to $31 million or 15% of consolidated total assets on December 31, 1994. In addition to the liquid asset portfolio, SJNB also has available $9 million in lines of credit with three major commercial banks, approximately $4 million of credit available at the Federal Reserve Discount Window and $12 million in SBA guaranteed loans which are available for sale and could be sold within a 30 day period. SJNB is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. In their normal course of business, commercial clients maintain balances in large certificates of deposit. The stability of these balances hinges upon, among other factors, market conditions and each business' seasonality. Large certificates of deposit amounted to 22% of total deposits on December 31, 1995, as compared to 19% for 1994.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On December 31, 1995, approximately 34% of total consolidated assets had maturities under one year and 86% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity.

There are no material commitments for capital expenditures in 1996.


Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1995 or 1994.


ITEM 7:  FINANCIAL STATEMENTS

The following section includes the Company's Consolidated Financial Statements:

            Independent Auditors' Report

            Consolidated Balance Sheets - December 31, 1995
                  and 1994

            Consolidated Statements of Income for the Years
                  Ended December 31, 1995 and 1994

            Consolidated Statements of Shareholders' Equity
                  for the Years Ended December 31, 1995 and 1994

            Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1995 and 1994

            Notes to Consolidated Financial Statements.

                          Independent Auditors' Report

The Board of Directors
SJNB Financial Corp.:

We have audited the accompanying consolidated balance sheets of SJNB Financial Corp. and subsidiary (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJNB Financial Corp. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

San Jose, California
January 10, 1996



----------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Balance Sheets
December 31, 1995 and 1994
(in thousands)
----------------------------------------------------------------------------------------------------
Assets                                                                         1995          1994
----------------------------------------------------------------------------------------------------
Cash and due from banks                                                        $12,574      $14,591
Money market investments                                                         3,200      -----
Investment securities:
  Held to maturity (Market value: $15,492 at December 31, 1995
    and $13,392 at December 31, 1994)                                           15,248       13,859
  Available for sale                                                            42,542       18,706
----------------------------------------------------------------------------------------------------
    Total investment securities                                                 57,790       32,565
----------------------------------------------------------------------------------------------------
Loans                                                                          158,867      144,399
Loans available for sale                                                        11,933        5,008
Allowance for possible loan losses                                             (3,847)      (3,311)
----------------------------------------------------------------------------------------------------
  Loans, net                                                                   166,953      146,096
----------------------------------------------------------------------------------------------------
Premises and equipment, net                                                      3,494        3,022
Other real estate owned                                                            664        1,495
Accrued interest receivable and other assets                                     2,764        3,267
Intangibles, net of accumulated amortization of $735
  at December 31, 1995 and $166 at December 31, 1994                             4,756        4,913
---------------------------------------------------------------------------------------------------
     Total                                                                    $252,195      $205,949
====================================================================================================

Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------
Deposits:
  Non-interest-bearing                                                         $52,775      $54,002
  Interest-bearing                                                             143,917      126,285
----------------------------------------------------------------------------------------------------
     Total deposits                                                            196,692      180,287
----------------------------------------------------------------------------------------------------
Other short-term borrowings                                                     24,000      -----
Accrued interest payable and other liabilities                                   4,845        2,220
----------------------------------------------------------------------------------------------------
     Total liabilities                                                         225,537      182,507
----------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares;
     issued and outstanding, 2,418 shares
     in 1995 and 2,363 shares in 1994                                           19,627       19,421
  Retained earnings                                                              6,798        4,278
  Net unrealized gain (loss) on securities available for sale                      233        (257)
----------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                 26,658       23,442
----------------------------------------------------------------------------------------------------
Commitments and contingencies                                                    ----          ----
----------------------------------------------------------------------------------------------------
     Total                                                                    $252,195     $205,949
====================================================================================================

See accompanying Notes to Consolidated Financial Statements.

>


-----------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Income
For the years ended December 31, 1995 and 1994
-----------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                         1995         1994
-----------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                    $18,016      $11,517
  Interest on money market investments                                              280          300
  Interest on investment securities held to maturity                                878          491
  Interest and dividends on investment securities available for sale              1,847          521
  Other interest and investment income                                             (43)           79
-----------------------------------------------------------------------------------------------------
    Total interest income                                                        20,978       12,908
-----------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit of $100 or more                                       2,232        1,091
    Other                                                                         4,451        2,068
-----------------------------------------------------------------------------------------------------
    Total interest expense                                                        6,683        3,159
-----------------------------------------------------------------------------------------------------
    Net interest income                                                          14,295        9,749
-----------------------------------------------------------------------------------------------------
Provision for possible loan losses                                                1,045          600
-----------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                                                      13,250        9,149
-----------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                       553          403
  Other operating income                                                            456          356
  Net loss on sale of securities available for sale                                (43)         (15)
-----------------------------------------------------------------------------------------------------
     Total other income                                                             966          744
-----------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                           4,339        3,341
  Occupancy                                                                         740          594
  Other                                                                           3,718        2,741
-----------------------------------------------------------------------------------------------------
     Total other expenses                                                         8,797        6,676
-----------------------------------------------------------------------------------------------------
     Income before income taxes                                                   5,419        3,217
Income taxes                                                                      2,395        1,354
-----------------------------------------------------------------------------------------------------
     Net income                                                                  $3,024       $1,863
=====================================================================================================
Net income per share                                                              $1.20        $1.00
=====================================================================================================
Average common share equivalents outstanding                                      2,522        1,854
=====================================================================================================

See accompanying Notes to Consolidated Financial Statements.


-------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 1995 and 1994
                                                                                                Net Unrealized
                                                                                                 Gain (Loss)      Total
                                                                                                on Securities    Share-
                                                                        Common     Retained        Available     holders'
(in thousands, except per share amounts)                     Shares      Stock     Earnings         for Sale      Equity
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1993                                   1,629     $13,329      $2,735                       $16,064
Issuance of common stock for Business Bancorp,
  net of $165 registration costs                                733       6,090        ----            ----         6,090
Stock options exercised                                           1           2        ----            ----             2
Cash dividends ($.16 per share)                                ----        ----       (320)            ----         (320)
Net income for the year ended
  December 31, 1994                                            ----        ----       1,863            ----         1,863
Net unrealized loss on securities available for sale           ----        ----        ----           $(257)        (257)
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1994                                   2,363      19,421       4,278            (257)       23,442
-------------------------------------------------------------------------------------------------------------------------
Stock options exercised                                          71         351        ----            ----           351
Stock buyback                                                  (16)       (145)        ----            ----         (145)
Cash dividends ($.21 per share)                                ----        ----       (504)            ----         (504)
Net income for the year ended
  December 31, 1995                                            ----        ----       3,024            ----         3,024
Net unrealized gain on securities available for sale           ----        ----                         490           490
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995                                   2,418     $19,627      $6,798            $233       $26,658
=========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.



---------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 1995 and 1994
---------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                              1995        1994
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                       $3,024      $1,863
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                            1,045         600
      Depreciation and amortization                                                   424         321
      Amortization of intangibles                                                     569         166
      Deferred tax (benefit)                                                         (86)         268
      Loss on sale of securities available for sale                                    43          15
      Write down of other real estate owned                                         -----          40
      Net gain on sale of other real estate owned                                      19      -----
      Increase in loans available for sale, net                                   (6,925)     (1,283)
      Amortization of  premium on investment securities, net                        (129)        (18)
      Decrease in accrued interest receivable and other assets                          6         303
      Increase (decrease) in accrued interest payable and other liabilities         2,470       (477)
---------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                   460       1,798
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale or maturities of securities available for sale                14,162       6,016
  Maturities of securities held to maturity                                           425       2,520
  Purchase of securities available for sale                                      (37,148)    (14,310)
  Purchase of securities to be held until maturity                                (1,762)     (2,319)
  Proceeds from the sale of other real estate owned                                 1,761      -----
  Loans, net                                                                     (15,926)     (4,957)
  Capital expenditures                                                              (896)       (580)
  Cash and equivalents acquired in acquisition of BB, net
    of purchase payments                                                            -----       5,660
---------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                  (39,384)     (7,970)
---------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                    16,405      11,429
  Other short-term borrowings                                                      24,000     (1,400)
  Cash dividends                                                                    (504)       (320)
  Common stock repurchased                                                          (145)      -----
  Proceeds from stock options exercised                                               351           2
---------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                40,107       9,711
---------------------------------------------------------------------------------------------------------
          Net increase in cash and equivalents                                      1,183       3,539
Cash and equivalents at beginning of year                                          14,591      11,052
---------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                                $15,774     $14,591
=========================================================================================================
Other cash flow information:
  Interest paid                                                                     $6,388      $2,998
  Income taxes paid                                                                 $1,185        $795
=========================================================================================================
Noncash transactions:
  Transfer of loans to other real estate owned                                        $950      $1,211
=========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
December 31, 1995 and 1994

NOTE 1 - Summary of Significant Accounting Policies

SJNB Financial Corp. ("Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on April 18, 1983. Its principal office is located at One North Market Street, San Jose, California.

The Company owns 100% of the issued and outstanding common shares of San Jose National Bank (referred to herein as "SJNB" or "the Bank"). The Bank was incorporated on November 23, 1981 and commenced business in San Jose, California on June 10, 1982. Its main office is located at One North Market Street, San Jose, California. SJNB engages in the general commercial banking business with special emphasis on the banking needs of the business and professional communities in San Jose and the surrounding areas. The Financial Services Division is located at 95 South Market, San Jose California, where it engages in the factoring of accounts receivable.

The accounting policies of SJNB Financial Corp. and San Jose National Bank (collectively, the "Company") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry.

a.  Consolidation

The consolidated financial statements include the accounts of SJNB Financial Corp. and its wholly-owned subsidiary, San Jose National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

b.  Investment Securities

The Company accounts for its securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) as follows:

Held to maturity-Investment securities purchased with the intent and ability to hold them until maturity are classified as held to maturity. Such securities are carried at cost, adjusted for accretion of discounts and amortization of premiums.

Available for sale-Investment securities that are acquired without the intent to hold until maturity are classified as available for sale. Such securities are valued at market value. Market value adjustments are reported as a separate component of shareholders' equity until realized.

Investment securities purchased are recorded as of their trade date. Accretion of discounts and amortization of premiums arising at acquisition are included in income using methods approximating the interest method. Gains or losses on sales of securities, if any, are determined based on the specific identification method.

c.  Loans and Allowance for Possible Loan Losses

Loans generally are stated at the principal amount outstanding. Interest on loans is credited to income on a simple interest basis. Loan origination fees and direct origination costs are deferred and amortized to income by a method approximating the level yield method over the estimated lives of the underlying loans. The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The allowance for possible loan losses is a valuation allowance maintained to provide for future loan losses through charges to current operating expense. The allowance is based upon a continuing review of loans by management which includes consideration of changes in the character of the loan portfolio, current and anticipated economic conditions, past lending experience and such other factors which, in management's judgment, deserve recognition in estimating potential loan losses. In addition, regulatory examiners may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 (collectively referred to as SFAS No. 114) on January 1, 1995. SFAS No. 114 requires entities to measure certain impaired loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loan's market value or the fair value of collateral if the loan is secured. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

d.  Loans Available for Sale

The unsold guaranteed portion of SBA loans has been designated as being available for sale, and accordingly, these loans are being accounted for on a lower of aggregate cost or market basis. Any market value adjustments are recorded as an adjustment to the Company's income.

e.  Sales of Loans

When loans or participating interests in loans are sold without recourse, gains and losses are recognized at the time of sale. Gains or losses recognized are equal to the premium less estimated future servicing costs and profits. Any premiums or discounts related to loan sales are amortized on a basis that approximates the effective yield over the estimated remaining life of the loan.

f.  Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are charged to expense over the estimated useful lives of the assets on a straight-line basis as follows:

     Buildings                         30 years
     Furniture and equipment         3-10 years
     Improvements                    7-15 years

g.  Other Real Estate Owned

Other real estate owned is comprised of real estate acquired through foreclosure. Such foreclosures are recorded at the lower of cost or fair value less estimated selling costs. Subsequent valuation adjustments are made if fair value less estimated selling costs falls below the carrying amount. Holding costs are expensed as incurred.

h. Intangibles

Goodwill, representing the excess of the purchase price over the fair value of net assets acquired, results from the Company's acquisition of Business Bancorp and its subsidiary California Business Bank on October 1, 1994. Goodwill is being amortized using the straight-line method over 15 years.

Core deposit intangibles resulting from the acquisition of Business Bancorp and California Business Bank on October 1, 1994 are amortized using an accelerated method over ten years.

On a periodic basis, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable. Should such a change indicate that the value of such intangibles may be impaired, an evaluation of the recoverability would be performed prior to any writedown of the assets.

i.  Interest Rate Instruments

Interest rate instruments are entered into in conjunction with the Bank's asset/liability management. As these contracts are entered into only after meeting the accounting criteria for a hedge, and as long as they continue to meet such criteria, changes in market value are deferred and the net settlements are accrued as adjustments to interest income. The Bank currently has outstanding an interest rate floor arrangement which does not meet the accounting criteria for a hedge and which therefore is accounted for on a mark to market basis.

j.  Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Under the asset and liability method, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

k.  Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year plus shares issuable assuming exercise of all employee stock options, except where anti-dilutive.

In October 1995, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." SFAS No. 123 permits a company to choose either a new fair value based method of accounting for its stock-based compensation (stock options) or the current Accounting Principles Board Opinion 25 (APB 25) intrinsic value based method of accounting for its stock-based compensation. SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangement under APB 25. The Company has elected to continue to use current practice under APB 25, but is unable to determine the impact of the required disclosures as it is still reviewing the requirements of SFAS No. 123.

l.  Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and money market investments. Cash flow amounts for the year ended December 31, 1994 are net of the effects of the acquisition of Business Bancorp.

m.  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent asset and liabilities to prepare these financial statement in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

n.  Impairment of Long-Lived Assets

In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Upon adoption, the Company identified no long-lived assets or identifiable intangibles which were impaired.

NOTE 2 - Acquisitions

The Company completed the purchase of Business Bancorp ("BB"), the holding company for California Business Bank, N.A. ("CBB"), effective as of October 1, 1994. The purchase price was approximately $11.4 million, of which $6.3 million (55%) was paid in common stock of SJNB Financial Corp. (733,000 shares) and $5.1 million (45%) was paid in cash.

The Company accounted for this acquisition as a purchase and, accordingly, the results of operations for BB have been included in the Consolidated Financial Statements from October 1, 1994, the acquisition date. The following unaudited pro forma combined consolidated financial information gives effect to the acquisition as if it had been consummated on January 1, 1993.

------------------------------------------------------------
                                     Years Ended December 31
(dollars in thousands,
  except per share data)                 1994         1993
Net interest income                    $12,690      $10,690
Income before income taxes               2,095        2,399
Net income                               1,010        1,229
Net income per share                       .41          .51
------------------------------------------------------------

This unaudited pro forma information may not be indicative of the results that would actually have occurred in the combination had been in effect on January 1, 1993 or which may be obtained in the future. The unaudited pro forma information does not include any potential benefit from possible efficiencies obtained by combining the two bank operations.

In November 1995, the Company entered into an agreement to acquire Astra Financial Inc. (Astra). Astra is an asset based lending company based in San Jose, California. Its outstanding factoring receivables were approximately $2.2 million as of December 31, 1995. The estimated purchase price of Astra is approximately $760 including a covenant not to compete and compensation to the sole owner of Astra. The purchase price is contingent and may be increased based upon the first year's performance not to exceed a total of $1.2 million. The acquisition will be accounted for as a purchase transaction and closed on January 2, 1996.

NOTE 3 - Cash and Due from Banks

The Federal Reserve requires the Bank to maintain average reserve balances for certain deposit balances. Such required reserves were approximately $2.0 million and $1.2 million as of December 31, 1995 and 1994, respectively.

NOTE 4 - Investment Securities

Investment securities as of December 31, 1995 and 1994 are summarized as follows:

(dollars in thousands)                     1995                1994
--------------------------------------------------------------------------------
                                                   Market                 Market
                                           Cost     Value       Cost       Value
--------------------------------------------------------------------------------
Held to Maturity:
  U.S. Treasury                           $4,265    $4,293     $4,260     $4,101
  U.S. Government agencies                 4,976     5,052      4,963      4,752
  State and municipal (nontaxable)         3,060     3,084      1,797      1,762
  Mortgage Backed                          2,428     2,544      2,377      2,315
--------------------------------------------------------------------------------
   Total held to maturity                 14,729    14,973     13,397     12,930
Federal Reserve Bank Stock                   519       519        462        462
--------------------------------------------------------------------------------
   Total                                  15,248    15,492     13,859     13,392
--------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury                            3,998     4,057      9,989      9,786
  U. S. Government Agencies               34,129    34,578      4,960      4,955
  Mortgage Backed                              9         9         19         18
  Mutual funds                             4,018     3,898      4,180      3,947
--------------------------------------------------------------------------------
   Total available for sale               42,154    42,542     19,148     18,706
--------------------------------------------------------------------------------
    Total invest. securities portfolio   $57,402   $58,034    $33,007    $32,098
================================================================================

As of December 31, 1995 and 1994 investment securities with carrying values of approximately $34 million and $5 million, respectively, were pledged as collateral for deposits of public funds and other purposes. Investment in Federal Reserve Bank stock is carried at cost, which is approximately equal to its market value.

The following tables provide the scheduled maturity and weighted average yields of the Company's investment securities portfolio as of December 31, 1995 and 1994:

                                                                                                                   Weighted
 December 31, 1995                              Amortized       Unrealized      Unrealized        Market            Average
(dollars in thousands)                            Cost            Gain           (Loss)           Value             Yield
---------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U.S. Treasury Securities:
    Maturing within 1 year                        $3,307           -----           ($11)          $3,296             4.43%
    Maturing after 1 year but within 5 years         958             $39           -----             997              7.05
  U.S. Government Agencies:
    Maturing within 1 year                         1,000           -----             (9)             991              4.12
    Maturing after 1 year but within 5 years       3,976             101            (16)           4,061              6.65
  State and municipal:
    Maturing within 1 year                         1,298               4             (2)           1,300              4.89
    Maturing after 1 year but within 5 years       1,762              22           -----           1,784              5.60
 Mortgaged Backed
    Maturing after 1 year but within 5 years       2,428             116           -----           2,544              7.90
  Other securities:
    Maturing after ten years                         519           -----           -----             519              6.00
---------------------------------------------------------------------------------------------------------------------------
    Securities held to maturity                   15,248             282            (38)          15,492              5.93
---------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury Securities:
    Maturing within 1 year                         2,999              42           -----           3,041              6.93
    Maturing after 1 year but within 5 years         999              17           -----           1,016              6.69
  U.S. Government Agencies:
    Maturing within 1 year                         7,022              17             (1)           7,038              5.97
    Maturing after 1 year but within 5 years      27,107             433           -----          27,540              6.13
  Mortgaged Backed-Maturing in more than 10 years      9           -----           -----               9
  Mutual funds-Overnight availability              4,018           -----           (120)           3,898              5.43
---------------------------------------------------------------------------------------------------------------------------
    Securities available for sale                 42,154             509           (121)          42,542              6.11
---------------------------------------------------------------------------------------------------------------------------
  Total investment securities                    $57,402            $791          $(159)         $58,034             6.06%
===========================================================================================================================

 December 31, 1994
---------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U.S. Treasury Securities:
    Maturing after 1 year but within 5 years      $4,260           -----          $(159)          $4,101             5.01%
  U.S. Government Agencies:
    Maturing after 1 year but within 5 years       4,963              $1           (212)           4,752              6.14
  State and municipal:
    Maturing within 1 year                           427           -----             (2)             425              4.63
    Maturing after 1 year but within 5 years       1,370           -----            (32)           1,338              4.74
 Mortgaged Backed
    Maturing after 1 year but within 5 years       2,377           -----            (63)           2,314              7.90
  Other securities:
    Maturing after ten years                         462           -----           -----             462              6.00
---------------------------------------------------------------------------------------------------------------------------
    Securities held to maturity                   13,859               1           (468)          13,392              5.91
---------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury Securities:
    Maturing within 1 year                         3,992           -----            (57)           3,935              4.96
    Maturing after 1 year but within 5 years       5,997           -----           (146)           5,851              5.45
  U.S. Government Agencies:
    Maturing within 1 year                         3,960           -----             (4)           3,956              5.66
    Maturing after 1 year but within 5 years       1,000           -----             (1)             999              7.63
  Mortgaged Backed-Maturing in more                   19           -----             (1)              18
than 10 years
  Mutual funds-Overnight availability              4,180           -----           (233)           3,947              5.55
---------------------------------------------------------------------------------------------------------------------------
    Securities available for sale                 19,148           -----           (442)          18,706              5.52
---------------------------------------------------------------------------------------------------------------------------
     Total investment securities                 $33,007              $1          $(910)         $32,098             5.68%
===========================================================================================================================

The weighted average yields above have not been adjusted for tax benefits available on tax-exempt state and municipal investments. Mutual funds consist of several funds invested in U. S. Government securities and government issued adjustable rate mortgages (ARMS).

Interest income earned on U. S. Treasury, U. S. Government agencies and state and municipal securities for the years ended December 31, 1995 and 1994 are as follows:
-----------------------------------------------------
                                     Interest Income
(dollars in thousands)                1995     1994
-----------------------------------------------------
Securities held to maturity:
 U.S. Treasury                         $214     $193
 U.S. Government Agencies               306      148
 State and municipal (nontaxable)       120       85
 Mortgage Backed                        208       47
 Federal Reserve Bank                    30       18
Securities available for sale:
 U.S. Treasury                          417      294
 U.S. Government agencies             1,200       31
 Mortgage Backed                        (3)        1
 Mutual funds                           233      195
-----------------------------------------------------
  Interest income                    $2,725   $1,012
=====================================================


NOTE 5 - Loans

A summary of loans as of December 31, 1995 and 1994 is as follows:

(dollars in thousands)                    1995       1994
------------------------------------------------------------
Commercial                              $48,121     $49,018
Real estate construction                 14,488      16,343
Real estate other                        66,949      63,104
Consumer                                  8,800       9,461
Other                                    21,302       7,362
Unearned fee income                       (793)       (889)
------------------------------------------------------------
 Loan portfolio                         158,867     144,399
Loans available for sale                 11,933       5,008
------------------------------------------------------------
  Total                                 170,800     149,407
Less allowance for possible loan losses (3,847)      (3,311)
-----------------------------------------------------------
  Loans, net                           $166,953    $146,096
===========================================================


Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor contracts is reliant upon the economic stability of the Santa Clara Valley, which in some degree relies on the stability of high technology companies in its "Silicon Valley." Loans are generally made on the basis of a secure repayment source, which is based on a detailed cash flow analysis; however, collateral is generally a secondary source for loan qualification.

Approximately 43% of the Company's loan portfolio is made up of real estate other than construction. This category of real estate loans includes loans on income-bearing commercial properties. In addition, 8.5% of the loan portfolio is made up of real estate construction loans. These loans consist of approximately 67% residential and 33% commercial. Included in Consumer loans are prime equity loans of $4.6 million or approximately 2.7% of the total loan portfolio. Included in the category "Other" are loans to real estate developers for short-term investment purposes and loans to nondevelopers for real estate investment purposes that amount to approximately 4.6% of the total loan portfolio. This amounts to approximately 59% of the loan portfolio which is directly related to real estate or real estate interests. Approximately 31% of the total loan portfolio is commercial loans; however, no particular industry represents a significant portion of such loans.

Loans available for sale consist of the guaranteed portion of the SBA loans. The Bank provides servicing of loans sold to permanent investors. The amount of loans being serviced at December 31, 1995 and 1994 was approximately $12 million and $27 million, respectively.

The following is an analysis of the allowance for possible loan losses for the years ended December 31, 1995 and 1994:


(dollars in thousands)                   1995             1994
--------------------------------------------------------------
Balance, beginning of year              $3,311         $2,057
Provisions for possible loan losses      1,045            600
Charge-offs                              (696)         (1,682)
Recoveries                                 187            431
Allowance relating to the acquisition
 of California Business Bank             -----          1,905
--------------------------------------------------------------
Balance, end of year                    $3,847         $3,311
==============================================================


At December 31, 1995, the recorded investment in loans for which impairment in accordance with SFAS Nos. 114 and 118 totaled $936 with a corresponding valuation allowance of $302. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $2.8 million. The Company recognized $549 of interest on impaired loans (during the portion of the year they were impaired), of which $543 related to impaired loans for which interest income is recognized on the cash basis.

The balance of nonaccrual loans as of December 31, 1995 and 1994 was approximately $894 and $5.5 million, respectively. Nonaccrual loans as of December 31, 1994 includes a single loan in the amount of approximately $2.5 million, which was collected in June 1995. The effect on interest income had these loans been performing in accordance with contractual terms was $111 in 1995 and $359 in 1994. Income actually recognized on these loans was $11 in 1995 and $121 in 1994.

The Company has made loans to executive officers, directors and their affiliates in the ordinary course of business. An analysis of activity with respect to such loans during the years ended December 31, 1995 and 1994 is as follows:

(dollars in thousands)                    1995     1994
----------------------------------------------------------
Balance, beginning of year               $4,206    $2,673
New loans disbursed                         471     3,225
Repayments of loans                      (2,859)  (1,692)
----------------------------------------------------------
Balance, end of year                     $1,818    $4,206
==========================================================


As of December 31, 1995, loans of approximately $8.5 million were pledged as collateral for the Federal Reserve Discount Window. The Bank did not utilize the Discount Window for any borrowings during 1995.

NOTE 6 - Premises and Equipment

A summary of premises and equipment as of December 31, 1995 and 1994 is as follows:

(dollars in thousands)                            1995        1994
-------------------------------------------------------------------
Land                                              $829        $829
Buildings and improvements                       3,312       2,704
Furniture and equipment                          2,258       2,147
-------------------------------------------------------------------
  Premises and equipment                         6,399       5,680
Less accumulated depreciation and amortization (2,905)     (2,658)
-------------------------------------------------------------------
  Premises and equipment, net                  $3,494      $3,022
===================================================================


NOTE 7 - Time Deposits

As of December 31, 1995 and 1994, the Bank had $43 and $34 million, respectively, in time deposits in denominations of $100 or more. Interest expense for these deposits was $2.2 million and $1.1 million in 1995 and 1994, respectively.

NOTE 8 - Other Short-term Borrowings

Other short-term borrowings include federal funds purchased and securities sold under agreements to repurchase and information relating to these borrowings are summarized below:

(dollars in thousands)
-----------------------------------------------------------------------
Federal funds purchased
  Balance at December 31                               $2,000    -----
  Weighted average interest rate at year end            5.25%    -----
  Maximum amount outstanding at any month end           9,000   $1,200
  Average outstanding balance                             355      182
  Weighted average interest rate paid                   6.17%    2.72%
Securities sold under agreements to
  repurchase
  Balance at December 31,                             $22,000    -----
  Weighted average interest rate at year end            5.77%    -----
  Maximum amount outstanding at any month end          23,553    -----
  Average outstanding balance                          10,827    -----
  Weighted average interest rate paid                   5.95%    -----


The  Company's   bank   subsidiary  has  informal   arrangements   with  various
correspondents providing short-term credit for liquidity requirements; such informal lines aggregated $9 million at December 31, 1995.

NOTE 9 - Income Taxes

Income tax expense for the years ended December 31, 1995 and 1994 consists of the following:

(dollars in thousands)                      1995         1994
--------------------------------------------------------------
Current:
  Federal                                 $2,108         $520
  State                                      373          156
--------------------------------------------------------------
     Total current                         2,481          676
--------------------------------------------------------------
Deferred:
  Federal                                   (81)          631
  State                                      (5)           47
--------------------------------------------------------------
    Total deferred                          (86)          678
--------------------------------------------------------------
       Income taxes                       $2,395       $1,354
==============================================================

Total income tax expense differed from the amount computed by applying the U. S. federal income tax rates in years ended December 31, 1995 and 1994 of 34% to income before income taxes as a result of the following:

(dollars in thousands)                                 1995          1994
---------------------------------------------------------------------------
Computed "expected " tax expense                      $1,842       $1,094
California franchise tax, net of federal income tax      368          203
Amortization of intangible assets                        230           56
Federal tax-exempt investment income                    (42)         (33)
Change in valuation account                                7           11
Other                                                   (10)           23
---------------------------------------------------------------------------
     Income taxes                                     $2,395       $1,354
===========================================================================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, are presented below:
4
(dollars in thousands)                      1995              1994
-------------------------------------------------------------------
Deferred tax assets:
  Provision for possible loan losses        $1,353            $236
  Deferred loan fees                         -----             194
  Securities available for sale              -----             171
  Purchase accounting adjustments            -----             146
  Foreclosure income                            48              85
  State taxes                                -----              53
  Deferred compensation                         65              50
  Other                                      -----              27
-------------------------------------------------------------------
    Total gross deferred tax assets          1,466             962
-------------------------------------------------------------------
    Less valuation allowance                 (280)            (273)
-------------------------------------------------------------------
    Net deferred tax assets                  1,186             689
-------------------------------------------------------------------
Deferred tax liabilities:
  Purchase accounting adjustments             503            -----
  Securities available for sale               155            -----
  State taxes                                 143            -----
  Depreciation and amortization               195              136
  Excess servicing                             29              152
-------------------------------------------------------------------
    Total gross deferred tax liabilities    1,025              288
-------------------------------------------------------------------
      Net deferred tax assets                $161             $401
===================================================================

Deferred tax assets related to purchase accounting adjustments include the tax effect of fair market value adjustments of the assets and liabilities acquired from BB and CBB. The Company believes that the net deferred tax asset is realizable through sufficient taxable income within the carryback periods and the current year's taxable income.

NOTE 10 - Detail of Other Expense

Other expense for the years ended December 31, 1995 and 1994 consists of the following:

(dollars in thousands)                            1995      1995
-------------------------------------------------------------------
Amortization of core deposit intangibles
  and goodwill                                    $569      $166
Legal and professional fees                        476       282
Data processing                                    458       351
Business promotion                                 314       273
Regulator's assessments                            283       361
Client services                                    247       176
Directors' fees and costs                          239       161
Loan and collection                                215       235
Advertising                                        186        81
Stationery and supplies                            180       132
Net cost of other real estate owned                 45       130
Other                                              506       394
-------------------------------------------------------------------
Total                                           $3,718    $2,741
===================================================================


NOTE 11 - Stock Option Plan

The Company has two stock option plans under which incentive stock options or nonqualified stock options may be granted to certain key employees or directors to purchase authorized, but unissued, common stock of the Company. Shares may be purchased at a price not less than the fair market value of such stock on the date of the grant. All stock options become exercisable at least 40% one year after the date of grant and at least 20% in each of the following three years. They expire no later than ten years after the date of the grant. The number of shares granted to the directors is set by a predefined formula based on the profitability of the Company. A prior plan expired during 1992 and the unused shares authorized under the prior plan may not be the subject of stock options granted under the current plans. The prior plan provided that all stock options expire no later than five years after the date of grant. The number of shares subject to outstanding options under the prior plan was 144,384 as of December 31, 1995.

Activity under the stock plans is as follows:

                                                    Per
Options                               Number       Share
-----------------------------------------------------------
Balances, December 31,  1993         245,371    $4.25-7.87
  Granted                             17,100     7.25-8.38
  Cancelled                          (1,640)     4.25-8.13
  Exercised                            (360)     4.25-4.37
-----------------------------------------------------------
Balances, December 31, 1994          260,471    $4.25-8.38
-----------------------------------------------------------
  Granted                            140,125    7.50-14.07
  Cancelled                          (8,300)     4.25-9.31
  Exercised                         (70,987)     4.25-7.38
-----------------------------------------------------------
Balances, December 31, 1995          321,309   $4.25-13.75
===========================================================

Options available for grant at December 31, 1995 and 1994 were 309,355 and 141,180, respectively. Options to purchase 163,432 shares of stock were exercisable as of December 31, 1995.

NOTE 12 - Commitments and Contingent Liabilities

In the normal course of business, there are outstanding commitments, such as commitments to extend credit, which are not reflected in the consolidated financial statements. These commitments involve, to varying degrees, credit risk in excess of the amount recognized as either an asset or liability in the consolidated balance sheet. The Company controls the credit risk through its credit approval process. The same credit policies are used when entering into such commitments. Management does not anticipate any loss from such commitments. As of December 31, 1995, amounts committed to extend credit under normal lending agreements aggregated approximately $65 million for undisbursed loan commitments and approximately $3.0 million for commitments under unused standby letters of credit and other guarantees.

The Bank utilizes various financial instruments with off-balance sheet risk to reduce its exposure to fluctuations in interest rates. These financial instruments involve, to varying degrees, credit and interest rate risk in excess of the amount recognized as either an asset or liability in the statement of financial position.

The credit risk is the possibility that a loss may occur because a party to a transaction failed to perform according to the terms of the contract. Interest rate risk is the possibility that future changes in market prices will cause a financial instrument to be less valuable or more onerous. The Bank attempts to control the credit risk arising from these instruments through its credit approval process and through the use of risk control limits and monitoring procedures. Interest rate risk is managed by various asset and liability methods including the utilization of interest rate hedging vehicles.

Also at December 31, 1995, the Bank had outstanding an interest rate floor in the amount of $10 million for a period of five years. The Bank has paid a fixed premium for which it will receive, through May 10, 1999, the amount of interest on $10 million based on the difference of 7% and prime when prime is less than 7%. This will protect the Bank against decreases in its net income when prime decreases to less than 7%. The current fair market value of the floor is approximately $64.

The Company is obligated under its lease agreement for 95 South Market under a noncancelable operating lease through September 2004. The lease is subject to periodic adjustment based on changes in the CPI. The following table shows future minimum payments under the lease as of December 31, 1995:

-------------------------------------- ---------------------
                                           Year Ending
(in thousands)                             December 31,
-------------------------------------- ---------------------
1996                                            $228
1997                                             228
1998                                             228
1999                                             228
2000                                             228
Thereafter                                       855
                                       ---------------------
Total minimum lease payments                  $1,995
------------------------------------------------------------

Total minimum lease payments to be received under noncancelable operating subleases at December 31, 1995 are approximately $1.5 million; these payments are not reflected in the above table.

There is ordinary routine litigation incidental to the business pending against the Company but, in the opinion of management, liabilities (if any) arising from such claims will not have a material effect upon the consolidated financial statements of the Company.

NOTE 13 - Fair Value of Financial Instruments

In 1995, the Company implemented Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments," which requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, set forth below for the Company's financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the financial statements and notes in this Annual Report.

Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for most of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management's estimates of the values, and they are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the financial instruments, and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. The Company has not included certain material items in its disclosure, such as the value of the long-term relationships with the Company's deposit customers, since these intangibles are not financial instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 as of December 31, 1995:

(dollars in thousands)
-------------------------------------------------------------------------------
                                                           Carrying      Fair
Financial assets                                            Value       Value
-------------------------------------------------------------------------------
Cash and due from banks                                    $12,574     $12,574
Money market investments                                     3,200       3,200
Investment securities                                       57,790      58,034
Loans, net                                                 166,953     167,207
Accrued interest receivable                                  1,698       1,698

Financial liabilities
-------------------------------------------------------------------------------
Deposits                                                   197,189     197,102
Federal funds purchased, securities sold under
  repurchase agreements and other borrowings                24,714      24,672

Off-balance sheet
Financial Instruments
-------------------------------------------------------------------------------
Interest rate floor contract purchased                          31          64

Cash and due from banks and money market investments - These are valued at their carrying amounts included in the consolidated statement of financial condition, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Investment securities - For securities held to maturity and carried at amortized cost, as well as available for sale securities, current market prices or quotations were used to determine fair value. Stock held in the Federal Reserve Bank of San Francisco has no trading market, is required as part of being a member of the Federal Reserve system, and is redeemable at par; therefore, its fair value is presented at cost.

Loans - The  carrying  amount of loans is net of  unearned  fee  income  and the reserve for possible loan losses. The fair valuation calculation process differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and loan rate. Discount rates presented in the paragraphs below have a wide range due to the Company's mix of fixed and variable rate products.

The fair value of loans is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans with similar characteristics and remaining maturity. Most of the discount rates applied to these loans are between 10.6% and 11.2% at December 31, 1995.

Additionally, the allowance for loan losses was applied against the estimated fair value of loans to recognize future defaults of contractual cash flows.

Fair value for nonperforming loans is based on discounting estimated cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values, where appropriate.

Loans available for sale - Loans available for sale are valued based on quoted prices for SBA guaranteed loans.

Accrued  interest   receivable  -  The  carrying  amounts  of  accrued  interest receivable approximate their fair values.

Deposits - SFAS No. 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and money market and savings deposit accounts, is equal to the amount payable on demand at the measurement date. Although FASB's requirement for these categories is not consistent with market practice of using prevailing interest rates to value these amounts, the amount included for these deposits in the previous table is their carrying value.

The fair value of certificates of deposit and other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for like deposits with similar remaining maturities.

Other short-term borrowings - A reasonable estimate of the fair value of federal funds sold is the carrying amount because of the relatively short period of time between the origination of the instrument and its expected maturity.

The fair value of the Company's securities sold under repurchase agreements is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for such instruments with similar remaining maturities.

Accrued interest payable - The carrying amounts of accrued interest payable approximate their fair values.

Commitment to extend credit - The majority of the Company's commitments to extend credit carry variable and current market interest rates if converted to loans. Because these commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the table.

Derivative financial instruments - The fair value of the interest rate floor generally reflects the estimated amounts the Company would receive based upon dealer quotes, to terminate such agreements at the reporting date.

Limitations - These fair value disclosures are made solely to comply with the requirements of SFAS No. 107. The calculations represent management's best estimates; however, due to the lack of broad markets and the significant items excluded from this disclosure, the calculations do not represent the underlying value of the Company. The information presented in this footnote is based on market quotes and fair value calculations as of December 31, 1995. These amounts have not been updated since year end; therefore, the valuations may have changed significantly since that point in time.

NOTE 14 - SJNB Financial Corp.
(Parent Company Only)


The following are the financial statements of SJNB Financial Corp. (parent company only):

--------------------------------------------------------------------------------
Balance Sheets
December 31, 1995 and 1994
(dollars in thousands)                                        1995        1994
--------------------------------------------------------------------------------
Assets
Cash and equivalents                                           $710        $529
Loans, net of allowance for possible loan losses
  of $57 in 1994                                               -----        455
Investment in the Bank                                       25,889      22,389
Other assets                                                     74          74
--------------------------------------------------------------------------------
      Total assets                                          $26,673     $23,447
================================================================================
Liabilities and Shareholders' Equity
Total liabilities-Accounts payable                              $15          $5
--------------------------------------------------------------------------------
Common stock, no par value; authorized, 20,000 shares
   issued and and outstanding, 2,418 shares
   in 1995 and 2,363 shares in 1994                          19,627      19,421
Retained earnings                                             6,798       4,278
Net unrealized gain (loss) on securities available for sale     233       (257)
--------------------------------------------------------------------------------
     Total shareholders' equity                              26,658      23,442
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity             $26,673     $23,447
================================================================================


--------------------------------------------------------------------------------
Statements of Income
For the Years Ended December 31, 1995 and 1994
(dollars in thousands)                                        1995        1994
--------------------------------------------------------------------------------
Equity in undistributed income of the Bank                   $3,010        $900
Cash dividend received from Bank                              -----         900
Interest income and fees on loans                               123         105
Reduction of provision for possible loan losses                  57         100
Other income (expense)                                        (156)        (98)
--------------------------------------------------------------------------------
Income  before taxes                                          3,034       1,907
Income tax                                                     (10)        (44)
--------------------------------------------------------------------------------
Net income                                                   $3,024      $1,863
================================================================================


-------------------------------------------------------------------------------------
Statements of Cash Flows
For the Years Ended December 31, 1995 and 1994
(dollars in thousands)                                          1995         1994
-------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                      $3,024       $1,863
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Recovery of provision for possible loan losses              (57)        (100)
        Decrease (increase) in other assets                        ----            76
        Increase (decrease) in liabilities                            10         (70)
        Equity in undistributed income of the Bank               (3,010)        (901)
--------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities       (33)          868
--------------------------------------------------------------------------------------
  Cash flows from investing activities:
    Decrease in loans, net                                           512          678
    Capital contribution to the Bank                                ----      (1,000)
    Cash dividend                                                  (504)        (320)
    Common stock repurchased                                       (145)
    Stock options exercised                                          351            2
    Net cash used in the acquisition of BB                          ----      (2,089)
--------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities        214      (2,729)
--------------------------------------------------------------------------------------
  Net increase in cash and equivalents                               181      (1,861)
  Cash and equivalents at beginning of year                          529        2,390
--------------------------------------------------------------------------------------
  Cash and equivalents at end of year                               $710         $529
======================================================================================

Noncash transactions:
  Acquisition of BB's assets at fair market value:
    Fair value of assets acquired                                    ----      $11,374
   Payment for purchase of BB                                        ----      (5,136)
                                                                -----------------------
      Common stock issued                                            ----       $6,238
=======================================================================================

NOTE 15- Regulatory Matters

The Company and the Bank are subject to their respective regulator's policies governing capital adequacy. Such regulators adopted regulations for determining capital adequacy that involve assigning assets to four broad risk categories and that establish minimum capital ratios based on these assignments. The regulations require a ratio of capital to risk-weighted assets of 8.00% and a minimum Tier 1 ratio (as defined by the regulations) of 4.00%. As of December 31, 1995, the Company and the Bank qualified for the top capital category of "well capitalized" under the regulations.

The ability of the Company to pay dividends largely depends upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Company in the form of loans, advances or dividends. Under national banking law, the Bank may not declare dividends in any calendar year that exceed certain legal limitations without the approval of the Office of the Comptroller of the Currency. The restricted equity of the Bank as of December 31, 1995 was approximately $20 million.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10:EXECUTIVE COMPENSATION


ITEM 11:SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 12:CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3), the information in Items 9, 10, 11, and 12 of Part III is furnished by way of incorporation by reference from those sections of the Registrant's 1996 proxy statement containing the information required by Items 401, 402, 403, 404 and 405 of Regulation S-B. The Registrant intends to file a definitive copy of its 1996 proxy statement by April 29, 1996.


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

         The following exhibits are filed as part of this report:

(2)a.The Plan of Acquisition and Merger by and between SJNB Financial Corp. and Business Bancorp (as amended) is hereby incorporated by reference to Annex A filed with Registration Statement on Form S-4, Amendment No. 2 Commission File No. 33-79874, filed with the Securities and Exchange Commission on August 3, 1994.

(2)b.The Stock Acquisition Agreement by and among San Jose National Bank, Astra Financial Inc. and Thomas D. Griffin, dated November 17, 1995, and related side letters dated December 14, 1995, and January 5, 1996 and the Estension Agreement dated January 5, 1996 are filed with this Report.

(3)a.The Certificate of Amendment to Articles of Incorporation filed June 17, 1988 and restated Articles of Incorporation are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(3)b.Amendments to the Registrant's bylaws dated January 25, 1995, February 22, 1995, and March 22, 1995 and the Registrant's restated bylaws are hereby incorporated by reference to Exhibit (3)(ii) of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1995.

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

*(10)g. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit (10) f. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995.

*(10)h. The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from
     Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)i.  The  form of Stock  Option  Agreement  being  utilized  under  the 1992
     Employee Stock Option Plan is hereby incorporated by reference from Exhibit
     4.3 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)j. The Registrant's 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit (10) i. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

*(10)k. Amendment No. 1 to the 1992 Director Stock Option Plan is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995.

*(10)l.  The  form of Stock  Option  Agreement  being  utilized  under  the 1992
     Director Stock Option Plan is hereby incorporated by reference from Exhibit
     (10) j. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

*(10)m. Agreement between James R. Kenny and SJNB Financial Corp. dated June 18,
     1991 and amendment dated January 9, 1992 is hereby incorporated by reference from Exhibit (10) f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(10)n. Systems Management Services Agreement by and between Systematics, Inc. and San Jose National Bank dated March 1, 1990, and amendments dated April 5, 1990, July 10, 1990 and January 27, 1992 are hereby incorporated by reference from Exhibit (10) g. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(10)o. Agreement for Item Processing Services by and between Datatronix Financial Services and San Jose National Bank dated April 13, 1992 is hereby incorporated by reference from Exhibit (10) m. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(10)p. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(10)q. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995 and September 21, 1995, for premises at 95 South Market Street, San Jose CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

(22) Subsidiary of Registrant.

(23) Consent of KPMG Peat Marwick, LLP.

(27) Financial Data Schedule.

*  Indicates management contract or compensation plan or arrangement.


(b)  Reports on Form 8-K

         None

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 24, 1996                               SJNB Financial Corp.

By:  S/James R. Kenny                           By:  S/Eugene E. Blakeslee
     James R. Kenny                                  Eugene E. Blakeslee
     President and Chief                             Executive Vice President &
     Executive Officer                               Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/James R. Kenny                                  S/F. Jack Gorry
----------------------------                      ------------------------------
James R. Kenny                                    F. Jack Gorry, Director
President, Chief Executive Officer                January 24, 1996
and Director
January 24, 1996                                  S/Arthur K. Lund
                                                  ------------------------------
S/Eugene E. Blakeslee                             Arthur K. Lund, Director
----------------------------                      January 24, 1996
Eugene E. Blakeslee
Executive Vice President and                      S/Louis Oneal
Chief Financial Officer and                       ------------------------------
Chief Accounting Officer                          Louis Oneal, Director
January 24, 1996                                  January 24, 1996

S/Ray S. Akamine                                  S/Diane Rubino
----------------------------                       -----------------------------
Ray S. Akamine, Director                          Diane Rubino, Director
January 24, 1996                                  January 24, 1996

S/Robert A. Archer                                S/Douglas L. Shen
----------------------------                      ------------------------------
Robert A. Archer                                  Douglas L. Shen, Director
Chairman and Director                             January 24, 1996
January 24, 1996
                                                  S/John W. Weinhardt
S/Albert V. Bruno                                 ------------------------------
----------------------------                      John W. Weinhardt
Albert V. Bruno, Director                         Vice Chairman and Director
January 24, 1996                                  January 24, 1996

S/William H. Curtis                               S/Gary S. Vandeweghe
------------------------------             ------------------------------
William H. Curtis, Director                       Gary S. Vandeweghe, Director
January 24, 1996                                  January 24, 1996

S/Rod Diridon
-----------------------------
Rod Diridon, Director
January 24, 1996

S/Dominic A. Fanelli
-----------------------------
Dominic A. Fanelli, Director
January 24, 1996

S/Jack G. Fischer
-----------------------------
Jack G. Fischer, Director
January 24, 1996

                              SJNB Financial Corp.

                                   Form 10-KSB

                                    Exhibits

                                December 31, 1995


The following exhibits are filed as part of this report:
(2)a.The Plan of Acquisition  and Merger by and between SJNB Financial Corp. and
     Business  Bancorp (as Page amended) is hereby  incorporated by reference to
     Annex A filed with  Registration  Statement  on Form S-4,  Amendment  No. 2
     Commission  File No.  33-79874,  filed  with the  Securities  and  Exchange
     Commission on August 3, 1994.                                                  N/A


(2)b.The Stock Acquisition  Agreement by and among San Jose National Bank, Astra
     Financial Inc. and Thomas D. Griffin,  dated November 17, 1995, and related side letters dated December 14, 1995, and January 5, 1996 and the Extension
     Agreement dated January 5, 1996 are filed with this Report.                     57

(3)a.The  Certificate of Amendment to Articles of  Incorporation  filed June 17,
     1988 and restated  Articles of  Incorporation  are hereby  incorporated  by reference to Exhibit (3) b. of the Registrant's  Annual Report on Form 10-K
     for the fiscal year ended December 31, 1988.                                   N/A

(3)b.Amendments to the Registrant's  bylaws dated January 25, 1995, February 22,
     1995, and March 22, 1995 and the  Registrant's  restated  bylaws are hereby incorporated by reference to Exhibit (3)(ii) of the Registrant's  Quarterly
     Report on Form 10-QSB for the quarterly period ended March 31, 1995.           N/A

*(10)a. The Registrant's  Stock Option Plan is hereby  incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as
     filed on October 4, 1989 and amended  January  24, 1992 under  Registration
     No. 33-31392.                                                                  N/A

*(10)b. The form of Incentive  Stock Option  Agreement  being utilized under the
     Stock Option Plan is hereby  incorporated  by reference from Exhibit 4.2 of
     Amendment No. 1 to the Registrant's  Registration Statement on Form S-8, as
     filed on January 24, 1992, under Registration No. 33-31392.                    N/A

*(10)c. The form of Stock Option Agreement being utilized under the Stock Option
     Plan is hereby  incorporated by reference from Exhibit 4.3 of Amendment No.
     1 to the  Registrant's  Registration  Statement  on Form  S-8,  as filed on
     January 24, 1992, under Registration No. 33-31392.                             N/A

*(10)d.  Amendment  No. 3 to the Stock  Option  Plan is hereby  incorporated  by reference  from  Exhibit  4.4  of  Amendment  No.  1  to  the  Registrant's
     Registration  Statement  on Form S-8, as filed on January 24,  1992,  under
     Registration No. 33-31392.                                                     N/A

*(10)e.  Amendment  No. 4 to the Stock  Option  Plan is hereby  incorporated  by reference  from  Exhibit  4.5  of  Amendment  No.  2  to  the  Registrant's
     Registration  Statement  on Form  S-8,  as filed on June  22,  1992,  under
     Registration No. 33-31392.                                                     N/A

*(10)f. The Registrant's 1992 Employee Stock Option Plan is hereby  incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on
     Form S-8, as filed on September 4, 1992,  under  Registration No. 33-51740.    N/A

*(10)g.  Amendment  No. 1 to the  1992  Employee  Stock  Option  Plan is  hereby incorporated by reference to Exhibit (10) f. of the Registrant's  Quarterly
     Report on Form 10-QSB for the quarterly period ended June 30, 1995.            N/A

*(10)h.  The form of Incentive Stock Option  Agreement being utilized under the
       1992 Employee Stock Option Plan is hereby  incorporated by reference from
       Exhibit 4.2 of the  Registrant's  Registration  Statement on Form S-8, as
       filed on September 4, 1992, under Registration No. 33-51740.                 N/A

*(10)i.  The form of Stock  Option  Agreement  being  utilized  under  the 1992
       Employee  Stock  Option Plan is hereby  incorporated  by  reference  from
       Exhibit 4.3 of the  Registrant's  Registration  Statement on Form S-8, as
       filed on September 4, 1992, under Registration No. 33-51740.                 N/A

*(10)j. The Registrant's 1992 Director Stock Option Plan is hereby  incorporated by reference from Exhibit (10) i. of the Registrant's Annual Report on Form
     10-KSB for the fiscal year ended December 31, 1992.                            N/A

*(10)k.  Amendment  No. 1 to the  1992  Director  Stock  Option  Plan is  hereby incorporated by reference to Exhibit (10) i. of the Registrant's  Quarterly
     Report on Form 10-QSB for the quarterly period ended June 30, 1995.            N/A

*(10)l.  The  form of Stock  Option  Agreement  being  utilized  under  the 1992
     Director Stock Option Plan is hereby incorporated by reference from Exhibit
     (10) j. of the  Registrant's  Annual  Report on Form  10-KSB for the fiscal
     year ended December 31, 1992.                                                  N/A

*(10)m. Agreement between James R. Kenny and SJNB Financial Corp. dated June 18,
     1991  and  amendment  dated  January  9,  1992 is  hereby  incorporated  by reference  from Exhibit (10) f. of the  Registrant's  Annual Report on Form
     10-K for the fiscal year ended December 31, 1991.                              N/A

(10)n.   Systems Management Services Agreement by and between Systematics, Inc.
       and San Jose  National  Bank dated March 1, 1990,  and  amendments  dated
       April 5, 1990, July 10, 1990 and January 27, 1992 are hereby incorporated by reference  from Exhibit (10) g. of the  Registrant's  Annual Report on
       Form 10-K for the fiscal year ended December 31, 1991.                       N/A

(10)o.    Agreement  for Item  Processing  Services by and  between  Datatronix
       Financial  Services  and San Jose  National  Bank dated April 13, 1992 is hereby incorporated by reference from Exhibit (10) m. of the Registrant's
       Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.    N/A

(10)p. Sublease dated April 5, 1982, for premises at 95 South Market Street, San
     Jose,  CA is hereby  incorporated  by  reference  to Exhibit (10) n. of the
     Registrant's Annual Report on Form 10-KSB for thefiscal year ended December
     31, 1994.                                                                      N/A

(10)q.   Sublease by and between  McWhorter's  Stationary and San Jose National
       Bank,  dated July 6, 1995,  and as amended  August 11, 1995 and September
       21, 1995, for premises at 95 South Market  Street,  San Jose CA is hereby incorporated  by  reference  to  Exhibit  (10)  o.  of  the  Registrant's
       Quarterly  Report on Form 10-QSB for the quarterly period ended September
       30, 1995.                                                                    N/A

(22)   Subsidiary of Registrant.                                                    99

(23)   Consent of KPMG Peat Marwick, LLP.                                           100

(27)   Financial Data Schedule.                                                     2

*  Indicates management contract or compensation plan or arrangement.


Item 13.  Exhibits and Reports on Form 8-K

(a)    Exhibits