Form 10QSB
period 1996-03-31
SJNB FINANCIAL CORP
filed 1996-05-08
CIK 721161

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934


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

2,441,175 shares of common stock outstanding as of April 30, 1996

Transitional Small Business Disclosure Format;
  Yes       No   X

PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1. - FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

           Condensed Consolidated Balance Sheets                            3

           Condensed Consolidated Statements of Operations                  4

           Condensed Consolidated Statements of Cash Flows                  5

           Notes to Unaudited Condensed Consolidated Financial Stmnts       6


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION                                              7-26


PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                                  27

Item 2.  CHANGES IN SECURITIES                                              27

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                    27

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                27

Item 5.  OTHER INFORMATION                                                  27

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                27-29

SIGNATURES                                                                  30

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)

                                                         March 31,  December 31,
                                 Assets                    1996         1995
- --------------------------------------------------------------------------------
Cash and due from banks                                    $13,941     $12,574
Money market investments                                     2,000       3,200
Investment securities:
  Held to maturity (Market value: $15,375 at 3/31/96
    and $15,492 at December 31, 1995)                       15,264      15,248
  Available for sale                                        48,190      42,542
- --------------------------------------------------------------------------------
     Total investment securities                            63,454      57,790
- --------------------------------------------------------------------------------
Loans                                                      166,942     158,867
Loans available for sale                                    12,612      11,933
Allowance for possible loan losses                         (3,859)     (3,847)
- --------------------------------------------------------------------------------
  Loans, net                                               175,695     166,953
- --------------------------------------------------------------------------------
Premises and equipment, net                                  3,527       3,494
Other real estate owned                                        664         664
Accrued interest receivable and other assets                 3,038       2,764
Intangibles, net of accumulated amortization of $860 at
   March 31, 1996 and $735 at December 31, 1995              5,039       4,756
- --------------------------------------------------------------------------------
     Total                                                $267,358    $252,195
================================================================================

                  Liabilities and Shareholders' Equity
- --------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                      $50,547      $52,775
   Interest-bearing                                        153,190      143,917
- --------------------------------------------------------------------------------
     Total deposits                                        203,737      196,692
- --------------------------------------------------------------------------------
Other short-term borrowings                                 31,567       24,000
Accrued interest payable and other liabilities               5,025        4,845
- --------------------------------------------------------------------------------
     Total liabilities                                     240,329      225,537
- --------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares;
     issued and outstanding, 2,434 shares at 3/31/96
     and 2,418 shares at December 31, 1995                  19,711       19,627
  Retained earnings                                          7,392        6,798
  Net unrealized gain (loss) on securities available         (74)          233
      for sale
- --------------------------------------------------------------------------------
     Total shareholders' equity                             27,029       26,658
- --------------------------------------------------------------------------------
Commitments and contingencies                                ----         ----
- --------------------------------------------------------------------------------
     Total                                                $267,358     $252,195
================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.


                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)
                                                                                Quarter ended
                                                                                  March 31,
                                                                          --------------------------
                                                                             1996           1995
- ----------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                   $4,914        $4,161
  Interest on investment securities held to maturity                              226           224
  Interest and dividends on investment securities available for sale              682           230
  Interest on money market investments                                             30            31
  Other interest and investment income                                            (2)          (18)
- ----------------------------------------------------------------------------------------------------
    Total interest income                                                       5,850         4,628
- ----------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit over $100                                             621           415
    Other                                                                       1,308           891
- ----------------------------------------------------------------------------------------------------
    Total interest expense                                                      1,929         1,306
- ----------------------------------------------------------------------------------------------------
    Net interest income                                                         3,921         3,322
- ----------------------------------------------------------------------------------------------------
Provision for possible loan losses                                                 20           210
- ----------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                                                     3,901         3,112
- ----------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                     133           131
  Other operating income                                                          127           131
  Net loss on securities available for sale                                      ----           (6)
     Total other income                                                           260           256
- ----------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                         1,402         1,075
  Occupancy                                                                       171           207
  Other                                                                           900           904
- ----------------------------------------------------------------------------------------------------
     Total other expenses                                                       2,473         2,186
- ----------------------------------------------------------------------------------------------------
     Income before income taxes                                                 1,688         1,182
Income taxes                                                                      729           531
- ----------------------------------------------------------------------------------------------------
     Net income                                                                  $959          $651
====================================================================================================

Net income per share                                                            $0.37         $0.27
====================================================================================================
Weighted average number of shares outstanding                                   2,578         2,430
====================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)
                                  Quarter ended
                                                                                               March 31,
                                                                                      ----------------------------
                                                                                          1996           1995
- --------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                              $959           $651
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                                    20            210
      Depreciation and amortization                                                        118            104
      Amortization on intangibles                                                          125            140
      Net loss on securities available for sale                                           ----              6
      Net gain on sale of other real estate owned                                         ----             10
      Increase in loans available for sale, net                                          (678)        (2,012)
      Amortization of premium on investment securities, net                                (2)           (51)
      (Increase) decrease in accrued interest receivable and other assets              (1,172)            897
      Increase (decrease) in accrued interest payable and other liabilities              (193)            475
- --------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                            (823)            430
- --------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of securities available for sale                                    1,079          4,202
  Maturities of securities held to maturity                                               ----            145
  Purchase of securities available for sale                                            (7,251)        (3,998)
  Purchase of securities held to maturity                                                 ----          (809)
  Cash and equivalents used to acquire Astra Financial Corp.                             (650)           ----
  Loans, net                                                                           (6,367)         10,110
  Capital expenditures                                                                   (151)          (461)
- --------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                         (13,340)          9,189
- --------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                          7,045        (4,876)
  Other short-term borrowings                                                            7,567          9,000
  Cash dividends                                                                         (365)           ----
  Proceeds from stock options exercised                                                     83             43
- --------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                     14,330          4,167
- --------------------------------------------------------------------------------------------------------------
          Net increase in cash and equivalents                                             167         13,786
Cash and equivalents at beginning of year                                               15,774         14,591
- -------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                  $15,941        $28,377
==============================================================================================================
Other cash flow information:
  Interest paid                                                                         $4,398         $1,266
                                                                                  ============================
  Income taxes paid                                                                       $965           ----
==============================================================================================================
Noncash transactions:
  Transfer of loans to other real estate owned                                            ----           $256
  Unrealized gain (loss) on securities available for sale, net of tax                   $(307)            128

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

           Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.


Note B     Acquisition of Astra Financial Services

           In November 1995, the Company entered into an agreement to acquire Astra Financial Inc. (Astra). Astra is an asset based lending company located in San Jose, California. Its outstanding factoring receivables were approximately $2.2 million as of December 31, 1995. The estimated purchase price of Astra is approximately $760 including a covenant not to compete and compensation to the sole owner of Astra. The purchase price is contingent and may be increased based upon the first year's performance not to exceed a total of $1.2 million. The acquisition was accounted for as a purchase transaction and closed on January 2, 1996.

Note C     Net Deferred Tax Asset

           As of March 31, 1996 the net deferred tax asset was approximately $376 and $1,186 at December 31, 1995 which is included in the category "Accrued interest receivable and other assets" on the Company's condensed consolidated balance sheet. The Company believes that the net deferred tax asset is realizable through sufficient taxable income within the carryback periods and the current year's taxable income.

Note D     Net Income Per Share of Common Stock

           The weighted average number of common stock shares and common stock equivalent shares used in computing net income per share of common stock are set forth below for the periods indicated:

            Weighted Average Number of Shares Outstanding
                                                        Quarter ended
                                                          March 31,
                                                 ------------------------------
                                                       1996       1995
                                                 ------------------------------
            Weighted average number of shares
              outstanding during the period            2,426      2,362
            Common stock equivalents                     152         68
                                                 ==============================
            Total                                      2,578      2,430
                                                 ==============================


           In October 1995, the Financial Accounting Standard Board (FASB) issued a Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." SFAS No. 123 permits a company to choose either a new fair value based method of accounting for its stock-based compensation (stock options) or the current Accounting Principles Board Opinion 25 (APB 25) intrinsic value based method of accounting for its stock-based compensation. SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB
           25. The Company has elected to continue to use current practice under APB 25, but is unable to determine the impact of the required disclosures as it is still reviewing the requirements of SFAS No. 123.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" and the "Bank"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 1996 and the liquidity and financial condition of the Company and SJNB as of March 31, 1996 and December 31, 1995.

All dollar amounts in the text in this Item 2 are in thousands, except per share amounts or as otherwise indicated.

The following presents selected financial data and ratios as of and for the three months ended March 31, 1996 and 1995:

Summary of Financial Results

The Company reported net income of $959 or $.37 per share for the quarter ended March 31, 1996, compared with net income of $651 or $.27 per share for the first quarter of 1995. The improvement in earnings is due primarily to additional volume growth and a reduction in the loan loss provisions.

Net Interest Income

Net interest income for the quarter ended March 31, 1996 increased $599 as compared to the same quarter a year ago. Net interest income is dependent upon volume and net interest margin. The Bank's average earning assets for the same period increased by $57 million, primarily as the result of the addition of $30 million of on-balance-sheet hedge instruments (average of $27 million for the first quarter 1996 versus none in 1995) and significant growth in the Bank's loan portfolio. See the discussion in the sections "Loan Portfolio" and "Asset/Liability Management" below.

The Bank's net interest margin decreased from 7.51% in the first quarter of 1995 to 6.69% in the first quarter of 1996. This decrease is mainly due to the collection of a loan and the recovery of interest income of approximately $94 in 1995 and none in 1996. Net interest margin in 1995 without this recovery would be 7.30% as compared to the 6.69% in 1996. Offsetting the impact of the interest recovery in 1995 is the impact of factoring. During the first quarter of 1995 factoring represented 1.7% of the average loans outstanding, while in the same period in 1996, factoring accounted for 2.6%. As factoring yields are significantly greater than other loan products, the impact is to increase the net interest margin.

The competitive environment within the Bank's marketplace has become more aggressive and the competition among banks for both loan and deposit growth has caused more competitive pricing. To the extent that such competitive pricing continues, the Bank's net interest margins could continue to decline. See "Loans" and "Funding".

A substantial portion (25% for the three months ended March 31, 1996 and 25% for the three month period ended March 31, 1995) of the Bank's average deposits are non-interest-bearing and therefore do not reprice when interest rates change. See "Funding." Due to the nature of the Company's market in which loans are generally tied to the prime rate, an increase in interest rates should positively affect the Company's net interest income. Conversely stable or declining rates will have an adverse impact on net interest income. The Bank utilizes various vehicles to hedge its interest rate position. See "Asset/Liability Management."

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

The effect of nonaccrual of interest income based on loans classified as nonaccrual at March 31, 1996 and 1995, is set forth in the following table:

IMPACT OF NONACCRUAL LOANS
(dollars in thousands)                                        Quarter ended
                                                                March 31,
                                                         -----------------------
                                                            1996        1995
- --------------------------------------------------------------------------------
Interest revenue which would have been
  recorded under original terms                              $6        $119
Interest revenue actually realized (reversed)                 2        (98)
- --------------------------------------------------------------------------------
Negative impact on interest revenue                          $8         $21
================================================================================

This table does not reflect the cash basis interest received on several significant loan collections, as such loans were not classified as nonaccrual as of March 31, 1996 and 1995. When interest payments are received on a loan that has been on nonaccrual, those interest payments are included in interest income in the period the payments are received. See the above discussion regarding the collection of such income and its impact on net interest income for the first quarter of 1995.

The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three months ended March 31, 1996 and 1995.

SELECTED FINANCIAL DATA AND RATIOS
- --------------------------------------------------------------------------------
                                                            For the quarters
                                                             ended March 31,
                                                      --------------------------
SELECTED ANNUALIZED OPERATING RATIOS:                      1996         1995
- --------------------------------------------------------------------------------
Return on average equity                                   14.42%       11.04%
Return on average tangible equity                           20.13        16.85
Return on average assets                                     1.50         1.32
Net chargeoffs to average loans                               .13          .31
Average equity to average assets                            10.37        11.97
Average tangible equity to average tangible assets           8.56         9.77
================================================================================

                                                               At March 31,
PER SHARE DATA:                                             1996         1995
- --------------------------------------------------------------------------------
Shareholders' equity per share                             $11.10       $10.23
Tangible equity per share                                   $9.03        $8.19

SELECTED FINANCIAL POSITION RATIOS:
- --------------------------------------------------------------------------------
Leverage capital ratio                                      8.68%        9.98%
Nonperforming loans to total loans                            .27         3.13
Nonperforming assets to total assets                          .43         2.76
Allowance for possible loan losses to total loans            2.15         2.41
Allowance for possible loan losses
  to nonperforming loans                                   802.16        76.94
Allowance for possible loan losses
 to nonperforming assets                                   336.98        58.37
================================================================================

AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands)
                                                                          Quarter ended March 31,
                                                 ---------------------------------------------------------------------------
                                                                 1996                                  1995
- ----------------------------------------------------------------------------------------------------------------------------
                                                     Average                  Average     Average                   Average
Assets                                               Balance     Interest    Yield (1)    Balance      Interest    Yield (1)
- ----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans, net (2)                                     $173,495      $4,914      11.39%     $145,639       $4,161      11.59%
  Securities held to maturity:
    Taxable (3)                                        12,195         190        6.27       12,069          206        6.92
    Nontaxable (4)                                      3,059          50        6.63        2,149           34        6.44
  Securities available for sale (5)                    45,480         682        6.03       17,483          230        5.34
  Money market investments                              2,373          30        5.08        2,469           31        5.10
Interest rate hedging instruments                        ----         (2)        ----         ----         (25)        ----
- --------------------------------------------------------------------------            --------------------------
      Total interest-earning assets                   236,602       5,864        9.97      179,809        4,637       10.46
- --------------------------------------------------------------------------            --------------------------
Allowance for possible loan losses                    (3,965)                              (3,408)
Cash and due from banks                                13,785                               10,861
Bank premises and equipment, net                        3,540                                3,165
Other real estate owned                                   664                                1,310
Accrued interest receivable and
  other assets                                          2,357                                3,097
Core deposit intangibles and
  goodwill, net                                         5,099                                4,870
- --------------------------------------------------------------                        -------------
      Total                                          $258,082                             $199,704
==============================================================                        =============
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                           $37,330         261        2.81      $28,739          240        3.38
    Money market and savings                           53,092         406        3.08       48,896          414        3.43
    Certificates of deposit:
      Less than $100                                   14,273         195        5.49       15,770          184        4.73
      $100 or more                                     43,414         621        5.75       33,385          415        5.04
- --------------------------------------------------------------------------            --------------------------
        Total certificates of deposits                 57,687         816        5.69       49,155          599        4.94
- --------------------------------------------------------------------------            --------------------------
Other borrowings                                       30,403         446        5.90        3,389           54        6.45
- --------------------------------------------------------------------------            --------------------------
       Total interest-bearing liabilities             178,512       1,929        4.35      130,179        1,307        4.07
- --------------------------------------------------------------------------            --------------------------
Noninterest-bearing demand                             48,457                               43,111
Accrued interest payable and
  other liabilities                                     4,355                                2,509
- --------------------------------------------------------------                        -------------
      Total liabilities                               231,324                              175,799
- --------------------------------------------------------------                        -------------
Shareholders' equity                                   26,758                               23,905
- --------------------------------------------------------------                        =============
       Total                                         $258,082                             $199,704
==============================================================------------            =============-------------
Net interest income and margin (6)                                 $3,935       6.69%                    $3,330       7.51%
=================================================             ========================             =========================

 (1)  Rates are presented on an annualized basis.
 (2)     Includes loan fees of $240 for 1996,  and $284 for 1995.  Nonperforming loans have been included in average loan balances.
 (3)  Includes dividend income of $8 received in 1996 and $7 in 1995.
 (4)  Adjusted to a fully taxable equivalent basis using the federal statutory rate ($14 in 1996 and $9 in 1995).
 (5)  Includes dividend income of $54 and $59 received in 1996 and 1995.
 (6)  The net interest margin represents the fully taxable equivalent net interest income as a percentage

Interest margin is affected by changes in volume, changes in rates, and a combination of changes in volume and rates. Volume changes are caused by differences in the level of earning assets, deposits and borrowings. Rate changes result in differences in yields earned on assets and rates paid on liabilities. Changes not solely attributable to volume or rates are allocated to volume and rate in proportion to the relationship to the absolute dollar amounts of changes in each. The following table shows the effect on the interest differential of volume and rate changes for the quarters ended March 31, 1996 and 1995.

VOLUME/RATE ANALYSIS
(dollars in thousands)
                        Quarter ended March 31, 1996 vs.
                          Quarter ended March 31, 1995
- --------------------------------------------------------------------------------
                               Increase (decrease)
                                due to change in
- --------------------------------------------------------------------------------
                                          Average       Average         Total
                                          Volume          Rate         Change
- --------------------------------------------------------------------------------
Interest income:
  Loans (1)                                $843          $(90)          $753
  Securities:
    Taxable                                   2           (18)          (16)
    Nontaxable                               15              1            16
    Available for sale                      373             79           452
  Money market investments                  (1)                          (1)
- --------------------------------------------------------------------------------
     Total interest income                1,232           (28)         1,204
- --------------------------------------------------------------------------------
Interest expense
  Interest checking                          78           (57)            21
  Money market and savings                   27           (35)           (8)
  Certificates of deposits:
    Less than $100                         (20)             31            11
    $100 or greater                         128             78           206
  Other short-term borrowings               434           (42)           392
- --------------------------------------------------------------------------------
      Total interest expense                647           (25)           622
- --------------------------------------------------------------------------------
Interest rate hedging instruments          ----             23            23
- --------------------------------------------------------------------------------
Change in net interest income              $585            $20          $605
================================================================================
 (1) The effect of the change in loan fees is included as an adjustment to the average rate.

Provision for Possible Loan Losses

The level of the allowance for possible loan losses and therefore the related provision reflect the Company's judgment as to the inherent risks associated with the loan and lease portfolios. Based on management's evaluation of such risks, additions of $20 and $210 were made to the allowance for possible loan losses for the quarters ended March 31, 1996 and 1995, respectively. Management's determinations of the provision in 1996 and 1995 were based on an analysis of the possibility of future loan losses through various objective and subjective criteria and the impact of net charge-offs. The primary cause for the decrease in the first quarter of 1996 was due to the improved credit quality of the Bank's loan portfolio. Please refer to the section regarding the "Loan Portfolio" for a detailed discussion of loan quality and the allowance for possible loan losses.

Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the quarters ended March 31, 1996 and 1995.

OTHER INCOME
(dollars in thousands)
                                                    Quarter ended March 31,
                                             -----------------------------------
                                              1996                1995
                                             Amount    Percent   Amount  Percent
- --------------------------------------------------------------------------------
Depositor service charges                     $133    51.15%      $131    51.17%
Other operating income                         127     48.85       131     51.17
Net loss on securities available for sale     ----      ----       (6)    (2.34)
- --------------------------------------------------------------------------------
    Total                                     $260   100.00%      $256   100.00%
================================================================================


Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
                                              Quarter ended March 31,
                                      ------------------------------------------
                                                1996                1995
                                          Amount   Percent    Amount    Percent
                                                      *                    *
- --------------------------------------------------------------------------------
Salaries and benefits                     $1,402     2.17%     $1,075     2.15%
Amortization of core deposit
  intangibles and goodwill                   125       .19        140       .28
Data processing                              127       .20        109       .22
Legal and professional fees                  119       .18         63       .13
Business promotion                            98       .15         87       .17
Furniture and equipment                       89       .14         89       .18
Occupancy                                     82       .13        118       .24
Advertising                                   60       .09         46       .09
Loan and collection                           59       .09         42       .08
Directors' fees and costs                     58       .09         60       .12
Client services paid by bank                  49       .08         62       .12
Stationery and supplies                       47       .07         40       .08
Regulators assessments                        18       .03        128       .26
Net cost of foreclosed property                5       .01       (11)     (.02)
Other                                        135       .21        138       .28
- --------------------------------------------------------------------------------
     Total                                $2,473     3.83%     $2,186     4.38%
================================================================================
 * The percentages are calculated by annualizing the quarterly expense, and comparing that amount to average assets for the respective periods ended March 31, 1996 and 1995.

Total other expenses for the first quarter of 1996 increased $287 from the same period a year ago. The increases relate primarily to salaries and benefits mainly due to the addition of staff relating to the acquisition of a factoring company as of January 2, 1996, and an increase in volume and incentive accruals. In addition, legal and professional fees increased mainly due to litigation costs in regards to the litigation described in the Form 10KSB for the year ended December 31, 1995. These increases were offset by a decrease in FDIC premiums on insured deposits.

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

The effective tax rate of 43% for the three months ended March 31, 1996 is affected by several items, the most significant of which are the amortization of the intangibles' estimates for tax exempt income and the California Franchise Tax Enterprise Tax Zone Credit. The effective tax rate for the year ended December 31, 1995 was 44%.

Financial Condition and Earning Assets

Consolidated assets increased to $267 million at March 31, 1996 compared to $252 million at December 31, 1995. The increase consisted primarily of securities available for sale and loans and was funded by an increase in the Bank's core interest-bearing deposit accounts. See "Funding." In addition, there was an increase in other short-term borrowings of $7 million relating primarily to the Bank's hedging activities. See "Asset/Liability Management."

Money Market Investments

Money market investments, which include federal funds sold, decreased to $2 million at March 31, 1996 from $3.2 million at December 31, 1995. This decrease was related to the growth in loans.

Securities

The following table shows the  composition of the securities  portfolio at March
31, 1996 and December 31, 1995. There were no issuers of securities for which the book value of specific securities held by the Bank exceeded 10% of the Company's shareholders' equity, except U.S. Government Securities.

SECURITIES PORTFOLIO
 (dollars in thousands)

                                                    March 31, 1996                      December 31, 1995
- ---------------------------------------------------------------------------------------------------------------
                                     Amortized    Unrealized    Market    Amortized    Unrealized   Market
                                       Cost      Gain (Loss)     Value       Cost     Gain (Loss)   Value
- -------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                      $4,267         $16        $4,283      $4,265         $28     $4,293
  U. S. Government Agencies            4,978          21         4,999       4,976          76      5,052
  State and municipal (nontaxable)     3,057          14         3,071       3,060          24      3,084
  Mortgage backed                      2,443          60         2,503       2,428         116      2,544
  Federal Reserve Bank Stock             519        ----           519         519        ----        519
- -------------------------------------------------------------------------------------------------------------
    Securities held to maturity       15,264         111        15,375      15,248         244     15,492
- -------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                       3,998          40         4,038       3,998          59     4,057
  U. S. Government Agencies           34,183          73        34,256      34,129         449    34,578
  Mortgage backed                      6,113        (84)         6,029           9        ----         9
  Mutual funds                         4,032       (165)         3,867       4,018       (120)     3,898
- -------------------------------------------------------------------------------------------------------------
    Securities available for sale     48,326       (136)        48,190      42,154         388    42,542
- -------------------------------------------------------------------------------------------------------------
  Total                              $63,590       $(25)       $63,565     $57,402         $632   $58,034
=============================================================================================================

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

Unrealized gains on securities held to maturity were $111 as of March 31, 1996 as compared to an unrealized gain of $244 as of December 31, 1995. Unrealized gains result from the impact of current market rates being less than those rates at the time in which the Bank purchased the securities. The decline in the unrealized gains from December 31, 1995 is a result of an increase in interest rates during the quarter ended March 31, 1996. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 1.67 years as of March 31, 1996. It is estimated that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.51%. This volatility decreases as the average maturity shortens. It is the intention of management to hold these securities to maturity and therefore any increase in value will be recognized over the life of the securities as the interest income is recognized.

Securities available for sale, which include all mutual funds, are acquired without the intent to hold until maturity. Any unrealized gain or loss is reflected in the carrying value of the security and reported net of income taxes in the equity section of the condensed consolidated balance sheets. Realized gains and losses are reported in the condensed consolidated statement of operations. The unrealized loss on securities available for sale as of March 31, 1996 was $136 as compared to an unrealized gain of $388 as of December 31, 1995. The Bank's weighted average maturity of the available for sale portfolio was approximately 1.77 years as of March 31, 1996. It is estimated that for each 1% change in interest rates the value of the Company's available for sale securities will change by 1.56%.

A substantial portion of the large increase in the available for sale securities consists of $6 million of mortgage backed securities purchased as part of a hedge transaction. The mortgage backed securities have fixed rates with fixed maturities no later than November 2000, and the purchases were financed by short term repurchase agreements. See "Asset and Liability Management."

Mortgage backed securities are considered to have increased risks associated with them because of the timing of principal repayments. At March 31, 1996, the Bank had the following securities which were mortgage-backed related securities:

                                          Historical    Market
(dollars in thousands)                       Cost       Value
- -------------------------------------------------------------
Federal Home Loan Mortgage Corp.
   (U.S. Agency)                            $8,549     $8,521
Federal National Mortgage Association
   (U.S. Agency)                                 6         10
Federated ARMs Funds *                       1,686      1,633
Overland Variable Rate
   Government Fund*                          1,263      1,170
- -------------------------------------------------------------

* The assets of these mutual funds are invested mainly in adjustable rate U. S. Treasury or Agency securities.

Interest income earned on the securities portfolio for the quarters ended March 31, 1996 and 1995 are as follows:

INTEREST AND DIVIDEND INCOME ON INVESTMENT SECURITIES
(dollars in thousands)                                   Quarter ended
                                                           March 31,
                                                    -------------------------
                                                       1996         1995
- -----------------------------------------------------------------------------
Securities held to maturity:
  U.S. Treasury                                          $54          $53
  U.S. Government agencies                                76           95
  State and municipal (nontaxable)                        36           25
  Mortgage backed                                         52           52
  Federal Reserve Bank Stock                               8            7
Securities available for sale:
  U.S. Treasury                                           69          134
  U. S. Government Agencies                              519           37
  Mortgage backed                                         40          (1)
  Mutual funds                                            54           59
- ----------------------------------------------------------------------------
     Interest and dividend income                       $908         $461
=============================================================================

Loan Portfolio

The following table provides a breakdown of the Company's consolidated loans by type of loan or borrower:

LOAN PORTFOLIO
(dollars in thousands)
                                  March 31, 1996             December 31, 1995
- --------------------------------------------------------------------------------
                                        Percentage                    Percentage
                             Total       of Total         Total        of Total
                            Amount         Loans          Amount         Loans
- --------------------------------------------------------------------------------
Commercial                  $55,054        30.66%        $48,121          28.17%
Real estate construction     16,041          8.94         14,488            8.48
Real estate-other            66,116         36.82         66,949           39.20
Consumer                      8,958          4.99          8,800            5.15
Other                        21,516         11.98         21,302           12.47
Unearned fee income           (743)         (.41)          (793)           (.46)
- --------------------------------------------------------------------------------
  Loan portfolio            166,942        92.98%        158,867          93.01%
Loans available for sale     12,612          7.02         11,933            6.9
- --------------------------------------------------------------------------------
  Total loans              $179,554       100.00%       $170,800         100.00%
================================================================================

Consolidated loans increased to $180 million at March 31, 1996 from $171 million at December 31, 1995. The increase in the loan portfolio can be attributed to the success of the Bank's business development efforts in regards to commercial and real estate construction loans. Improvement in weather conditions has also caused an increase in real estate construction loans.

Economic conditions in Northern California have begun to level off during early 1996. At the same time, the competitive environment within the Bank's marketplace has become more aggressive and the competition between lenders for additional loan growth has caused more competitive pricing. The Bank's net interest margin has declined from 7.30% (excluding effect of recovery of interest on non-accrual loans) for the quarter ended March 31, 1995 to 6.69% for the quarter ended March 31, 1996. To the extent that such competitive pricing continues throughout 1996 and the Bank finds it necessary to meet such competition, the Bank's net interest margins could continue to decline.

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor contracts is reliant upon the economic stability of Santa Clara County, which in some degree relies on the stability of high technology companies in its "Silicon Valley." Although there has been no sign of an employment slow down, the semiconductor industry statistics measuring orders versus sales (book to bill ratio) has declined to 80% in March, 1996, the lowest level in several years. This could suggest a possible slow down in the semiconductor industry, which would impact Santa Clara County as a whole. Loans are generally made on the basis of a secure repayment source and collateral is generally a secondary source for loan qualification.

Approximately 57% of the loan portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other, real estate equity lines (included in the Consumer category) (2%), mortgage warehouse line (1%) and loans to real estate developers for short-term investment purposes (2%) and loans for real estate investments purposes made to non-developers (3%). The latter three types are included in the Other category. Approximately 31% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

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

One of the significant risks associated with real estate lending is the possible existence of environmental risks or hazards on or in property affiliated with the loan. The Bank mitigates such risk through the use of an Environmental Risk Questionnaire for all loans secured by real estate. A Phase I environmental report is required if indicated by the questionnaire or if for any other reason it is determined appropriate. Other reasons would include the industry use of environmentally sensitive substances or the proximity to other known environmental problems. A Phase II report is required in certain cases, depending on the outcome of the Phase I report.

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

In addition to the continuing internal assessment of the loan portfolio (and off-balance sheet credit risk, such as letters of credit, etc.), the consolidated financial statements are examined by independent accountants. Additionally, the Company retains a consultant who performs credit reviews on a quarterly basis and who provides an assessment of the adequacy of the allowance for possible loan losses. Also, examinations of the loan portfolio are conducted periodically by the Federal banking regulators.

The Company utilizes a method of assigning a minimum and maximum loss ratio for each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.). Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan is evaluated on the basis of whether it is impaired and for such loans, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach for the measurement of the possible existence of future loan losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective, in addition to subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. Management believes that the allowance for possible loan losses was determined as described above and therefore believes it to be an adequate allowance against losses inherent in the loan portfolio at March 31, 1996.

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

There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

The allowance for possible loan losses was approximately $3.9 million at March 31, 1996, or 2.15% of total loans outstanding. The following schedule provides an analysis of the allowance for possible loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (dollars in thousands)
                                                 Quarter ended       Year ended
                                                   March 31,        December 31,
                                             -----------------------------------
                                                   1996       1995          1995
- --------------------------------------------------------------------------------
Balance, beginning of the period                  $3,847     $3,311       $3,311
Charge-offs by loan category:
  Commercial                                          50        230          233
  Real estate-construction                          ----       ----          154
  Real estate-other                                   21          8          220
  Consumer                                            12       ----           89
  Other                                               93       ----         ----
- --------------------------------------------------------------------------------
    Total charge-offs                                176        238          696
- --------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                          84         18           42
  Real estate-other                                    4        ----          27
  Consumer                                            30          6           16
  Other                                             ----        100          102
- --------------------------------------------------------------------------------
    Total recoveries                                 118        124          187
- --------------------------------------------------------------------------------
Net charge-offs                                       58        114          509
- --------------------------------------------------------------------------------
Provision charged to expense                          20        210        1,045
Allowance relating to Astra Financial Corp.           50       ----         ----
- --------------------------------------------------------------------------------
Balance, end of the period                        $3,859     $3,407       $3,847
================================================================================

Ratios:
Net charge-offs to average loans, annualized        .13%        .31%        .33%
Allowance to total loans at end of period           2.15        2.41        2.25
Allowance to nonperforming loans at end of period 802.16       76.94      430.24
================================================================================

During the three months ended March 31, 1996, the Company charged off $176 and recovered $118 on loans previously charged off. This compares to $238 and $124, respectively, for the three months ended March 31, 1995. There were no trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The allowance for possible loan losses was 802% of nonperforming loans at March 31, 1996 compared to 430% at December 31, 1995. This increase relates mainly to the reduction of nonperforming loans through collection efforts and foreclosure.

Based on an evaluation of individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for possible loan losses as follows as of March 31, 1996 and December 31, 1995:

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(dollars in thousands)
                               March 31, 1996                 December 31, 1995
- --------------------------------------------------------------------------------
                                        Percentage                    Percentage
                          Amount of    of loans to      Amount of    of loans to
                          Allowance    total loans      Allowance    total loans
- --------------------------------------------------------------------------------
Commercial                $1,605         33.67%         $1,193         30.86%
Real estate construction     217           8.93            176           8.45
Real estate-other          1,366          40.84          1,134          43.15
Consumer                     195           4.99            169           5.13
Other                        218          11.57            337          12.41
Unallocated                  258            ---            838            ---
- --------------------------------------------------------------------------------
    Total                 $3,859        100.00%         $3,847        100.00%
================================================================================

The allowance for possible loan losses is maintained without any internal allocation to the segments of the loan portfolio. The above schedule is being presented in accordance with the Securities and Exchange Commission's requirements to provide an allocation of the allowance. The allocation is based on subjective estimates that take into account historical loss experience and management's current assessment of the relative risk characteristics of the portfolio as of the reporting dates noted above and as described more fully under the section "Asset Quality - Allowance for Possible Loan Losses." During the first quarter of 1996, Management changed its method of determining the allocation, which caused a shift of the unallocated portion to specified loan categories.

Nonperforming Loans

Loans for which the accrual of interest has been suspended and other loans with principal or interest contractually past due 90 days or more are set forth in the following table.

NONPERFORMING LOANS
 (dollars in thousands)
                                                      March 31,    December 31,
                                                        1996            1995
- --------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                $235             $866
Other loans with principal or interest contractually
  past due 90 days or more                                 246               28
- --------------------------------------------------------------------------------
    Total                                                 $481             $894
================================================================================

The Company follows the practice of discontinuing the accrual of interest and reversing any accrued and unpaid interest when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

As of March 31, 1996, the Company had approximately $481 of nonperforming loans, consisting of five loans, none of which were individually significant. At December 31, 1995, there were four loans which were included as nonperforming loans. Of these loans, two were secured by commercial or residential real estate in the amount of $783.

Management conducts an ongoing evaluation and review of the loan portfolio in order to identify potential nonperforming loans. Management considers loans which are classified for regulatory purposes, loans which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of March 31, 1996, management has not identified any borrowers with respect to which known information causes management to have doubts about the borrower's abilities to comply with present repayment terms, such that the loans might subsequently be classified as nonperforming. Changes in general or local economic conditions or specific industry segments, rising interest rates, declines in real estate values and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing such loans.

Other Real Estate Owned

At March 31, 1996 and December 31, 1995, the Bank had three properties which were acquired through the foreclosure process in the amount of $664. A summary of the properties are as follows:

(dollars in thousands)                                                          Carrying Value
Description of Property                                                 March 31, 1996 December 31, 1995
- -----------------------                                                 -------------- -----------------
Two vacant parcels, currently subject to a one-year sewer moratorium        $304          $304
SFR in Piedmont, CA                                                          225           225
Raw land, 11.7 acres in San Jose, CA                                         135           135
                                                                       =============== ==================
     Total                                                                  $664          $664
                                                                       =============== ==================

At the time of foreclosure, any difference between the loan balance and the net realizable value of the collateral is charged to the allowance for possible loan losses. Foreclosed property is recorded at the lower of its revised basis or fair value, less estimated selling costs. Any subsequent decline in value is charged directly to the income statement. As of April 19, 1996, the 11.7 acres of raw land was sold for approximately $179.

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

As of March 31, 1996 and December 31, 1995, the Company had undisbursed loan commitments to extend credit under normal lending arrangements as follows:

UNDISBURSED LOAN COMMITMENTS
(dollars in thousands)                          March 31,    December 31,
Loan Category                                     1996             1995
- ------------------------------------------------------------------------------
Commercial                                       $27,362          $27,270
Real estate construction                          10,617           13,267
Real estate-other                                  2,113            2,991
Consumer                                           5,502            5,633
Other                                             15,208           16,302
- -----------------------------------------------------------------------------
    Total                                        $60,802          $65,463
==============================================================================

In addition there was approximately $2.5 million for commitments under unused letters of credit at March 31, 1996.

Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
 (dollars in thousands)
                                     March 31, 1996            December 31, 1995
- --------------------------------------------------------------------------------
                                             Percentage               Percentage
                                 Total        of Total       Total     of Total
                                 Amount       Deposits       Amount    Deposits
- --------------------------------------------------------------------------------
Noninterest-bearing demand      $50,547         24.81%      $52,775      26.83%
Interest-bearing demand          38,840          19.06       34,641       17.61
Money market and savings         55,683          27.33       51,201       26.03
Certificates of deposit:
  Less than $100                 13,885           6.82       14,730        7.49
  $100 or more                   44,782          21.98       43,345       22.04
- --------------------------------------------------------------------------------
    Total                      $203,737        100.00%     $196,692     100.00%
================================================================================

Consolidated deposits as of March 31, 1996, were $204 million compared to $197 million at December 31, 1995. The increase in deposits relates to the growth of interest-bearing core deposits. Noninterest-bearing deposits have declined from $53 million as of December 31, 1995 to $51 million as of March 31, 1996. The decline in these deposits is due the impact of customers who have converted such deposits to interest-bearing deposits. The growth in interest-bearing deposits has been due to the successful business development efforts of the Bank's business development officers and higher interest rates.

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

To counter its natural interest rate position, the Bank entered into an interest rate "floor" in the amount of $10 million which expires in May 1999. The Bank has paid a fixed premium of $47 for which it will receive the amount of interest on $10 million based on the difference of 7% and prime when prime is less than 7%. This will protect the Bank against decreases in its net income when the prime decreases to less than 7% . Settlement is done quarterly and the Bank records the impact of this hedge on an accrual basis.

During 1995 and the first quarter of 1996, the Bank executed several transactions which are intended to mitigate its exposure to a decline in general market interest rates. The transactions involved the purchase of five U.S. Agency and mortgage backed securities for an aggregate cost of $30 million which were financed through the use of repurchase agreements. The repurchase agreements are shown as short-term borrowings on the Company's balance sheet. The securities are fixed rate and $7 million matures in November 1997, $10 million matures in May 1998, $7 million matures in July 1998 and $4 million in November 2000 and $2 million in December 2000. The repurchase agreements interest rates range from 5.25% to 5.45% and mature through June 1996..

The following table quantifies the Company's interest rate exposure at March 31, 1996 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. At March 31, 1996, the Company was, as noted above, asset sensitive in the near term. This table displays a static view of the Company's interest rate sensitivity position and does not consider the dynamics of the balance sheet and interest rate movements.

DISTRIBUTION OF REPRICING OPPORTUNITIES
March 31, 1996
(dollars in thousands)
                                                     After three    After six    After one
                                          Within     months but    months but    year but      After
                                           three     within six    within one     within       five
                                          months       months         year      five years     years       Total
- --------------------------------------------------------------------------------------------------------------------
Money market investments                     $2,000         -----         -----       -----       -----      $2,000
Investment securities-taxable                 2,818           528        $1,061      $6,144      $1,656      12,207
Investment securities-non-taxable             -----           600           447       1,433         577       3,057
Securities available for sale                 6,941         3,085         6,190      27,937       4,037      48,190
Loans                                       155,221           752         1,505      12,467       9,608     179,553
- --------------------------------------------------------------------------------------------------------------------
 Total earning assets                       166,980         4,965         9,203      47,981      15,878     245,007
- --------------------------------------------------------------------------------------------------------------------
Interest checking, money market
  and savings                                94,523         -----         -----       -----       -----      94,523
Certificates of deposit:
 Less than $100,000                           6,864         2,273         2,809       1,919          20      13,885
  $100,000 or more                           30,842         6,004         4,883       3,053       -----      44,782
Repurchase agreements                        30,067         -----         -----       -----       -----      30,067
Other borrowings                              1,500            20         -----         268         610       2,398
- --------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities         163,796         8,297         7,692       5,240         630     185,655
- --------------------------------------------------------------------------------------------------------------------
Interest rate gap                            $3,184      $(3,332)        $1,511     $42,741     $15,248     $59,352
====================================================================================================================
Cumulative interest rate gap                 $3,184        $(148)        $1,363     $44,104     $59,352
========================================================================================================
Interest rate gap ratio                        1.02          0.60          1.20        9.16       25.20
========================================================================================================
Cumulative interest rate gap ratio             1.02          1.00          1.01        1.24        1.32
========================================================================================================

The maturities and yields of the investment portfolio at March 31, 1996 are shown below:

MATURITY  AND YIELDS OF  INVESTMENT  SECURITIES  At March 31,  1996  (dollars in thousands)
                                                                               Maturity
                                               --------------------------------------------------------------------------
                                                                           After one year
                                    Carrying      Within one year        within five years        After ten years
                                      Value      Amount      Yield      Amount       Yield       Amount      Yield
- ----------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                    $4,267     $3,304       4.43%        $963       7.05%         ----        ----
  U. S. Government Agencies          4,978      1,000        4.12       3,978        6.66         ----        ----
  State and municipal                3,057      1,297        6.86       1,760        7.94         ----        ----
  Mortgage backed                    2,443       ----        ----       2,443        7.90         ----        ----
  Other                                519       ----        ----        ----        ----         $519       6.00%
- ------------------------------------------------------            ------------            -------------
    Total                           15,264      5,601                   9,144                      519
- ------------------------------------------------------            ------------            -------------
Securities available for sale:
  U. S. Treasury                     4,038      4,038        6.87        ----        ----         ----        ----
  U.S. Government Agencies          34,256      8,061        5.95      26,195        6.13         ----        ----
  Mortgage backed                    6,029       ----        ----       6,019        5.57           10        ----
  Mutual funds                       3,867      3,867        6.21        ----        ----         ----        ----
- ------------------------------------------------------            ------------            -------------
    Total                           48,190     15,966                  32,214                       10
- ------------------------------------------------------            ------------            -------------
  Total                            $63,454    $21,567       5.91%     $41,358       6.30%         $529       5.89%
===================================================================================================================

The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at March 31, 1996. Approximately 89% of the commercial and real estate loan portfolio is priced with floating interest rates which limits the exposure to interest rate risk on long-term loans.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)
                                               Balances maturing    Interest Rate Sensitivity
                                      ---------------------------------------------------------
                                                                          Predeter-
                          Balances at                One                   mined     Floating
                           March 31,   One year    year to      Over      interest   interest
                             1996      or less    five years  five years    rates      rates
- ------------------------------------------------------------------------------------------------
Commercial                 $60,456     $38,154    $17,342      $4,960      $2,071     $58,385
================================================================================================
Real estate construction   $16,040     $13,866     $2,174        ----        $653     $15,387
================================================================================================
Real estate-other          $73,326      $5,867    $31,702     $35,757     $20,702     $52,624
================================================================================================

The above table does not take into account the possibility that a loan may be renewed at the time of maturity. In most circumstances, the Company treats a renewal request in substantially the same manner in which it considers the request for an initial extension of credit. The Company does not have a policy to automatically renew loans.

Capital and Liquidity

Capital

The Company's book value per share was $11.10 and $11.02 on March 31, 1996 and December 31, 1995, respectively. The increase reflects net income per share of $.37 less cash dividends per share of $.15 and the impact of the change in the unrealized gain (loss) of assets held for sale. Shareholders' equity was $27.0 million and $26.7 million as of March 31, 1996 and December 31, 1995, respectively.

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

The capital of the Company and SJNB exceed the amount required by the various capital guidelines. The table below summarizes the various capital ratios of the Company and the Bank at March 31, 1996 and December 31, 1995.

Risk-based and Leverage Capital Ratios
(dollars in thousands)
Company                                  March 31, 1996        December 31, 1995
- -------                                -----------------------------------------
Risk-based                             Amount       Ratio      Amount      Ratio
                                       -----------------------------------------
Tier 1 capital                         $21,964     10.87%     $21,589     11.34%
Tier 1 capital minimum requirement       8,086       4.00       7,617       4.00
                                       -----------------------------------------
  Excess                               $13,878      6.87%     $13,972      7.34%
                                       =========================================
Total capital                          $24,570     12.15%     $24,046     12.63%
Total capital minimum requirement       16,172       8.00      15,233       8.00
                                       -----------------------------------------
  Excess                                $8,398      4.15%      $8,813      4.63%
                                       =========================================
Risk-adjusted assets                  $202,145               $190,417
                                       =======               ========

Leverage
Tier 1 capital                         $21,964      8.68%     $21,589      9.00%
Minimum leverage ratio requirement(1)   10,118       4.00       9,596       4.00
                                       -----------------------------------------
  Excess                               $11,847      4.68%     $11,993      5.00%
                                       =======================================
Average total assets                  $252,943               $239,899
                                       =======               ========

Bank
Risk-based
Tier 1 capital                         $21,482     10.63%     $20,819     10.94%
Tier 1 capital minimum requirement       8,083       4.00       7,614       4.00
                                       -----------------------------------------
  Excess                               $13,399      6.63%     $13,205      6.94%
                                       -----------------------------------------
Total capital                          $24,086     11.92%     $23,275     12.23%
Total capital minimum requirement       16,165       8.00      15,228       8.00
                                       -----------------------------------------
  Excess                                $7,921      3.92%      $8,047      4.23%
                                       =========================================
Risk-adjusted assets                  $202,065               $190,345
                                       =======               ========

Leverage
Tier 1 capital                         $21,482      8.48%     $20,819      8.67%
Minimum leverage ratio requirement (1)  10,137       4.00       9,607       4.00
                                       -----------------------------------------
  Excess                               $11,345      4.48%     $11,212      4.67%
                                       =========================================
Average total assets                  $253,422               $240,163
                                       =======               ========

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

The Bank's  source of  liquidity  consists  of its  deposits  with other  banks, overnight funds sold to correspondent banks, and short-term marketable investments. At March 31, 1996, consolidated liquid assets totaled $38 million or 14% of consolidated total assets as compared to $35 million or 14% of consolidated total assets on December 31, 1995. In addition to the liquid asset portfolio, SJNB also has available $9 million in lines of credit with five major commercial banks, a repurchase line with a maximum limit of $40 million (of which approximately $30 million has been utilized), a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $4 million and $13 million of SBA guaranteed loans which are available for sale and could be sold within a 30 day period.

SJNB is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions and each business' seasonality. Large certificates of deposit amounted to 22% of total deposits on March 31, 1996 and December 31, 1995.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On March 31, 1996, approximately 32% of total consolidated assets had maturities under one year and 86% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity. There are no material commitments for capital expenditures in 1996.

Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See the discussion regarding asset/liability management. Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1995 or the first quarter of 1996.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank is a party to any material pending legal proceedings other than as previously disclosed. Material legal proceedings were reported in the Form 10KSB for the year ended December 31, 1995. On March 7, 1996, the Federal Bankruptcy Court dismissed the adversary proceedings against the Bank and other defendants for lack of prosecution in the claims made by Gianotta Properties, Inc. . On April 6, 1996, the attorney on behalf of Gianotta filed with the Bankruptcy Court a Motion for Order from Relief from Order of Dismissal based on his argument that he did not receive notice of the hearing on March 7, 1996.

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

(2)b.The Stock Acquisition Agreement by and among San Jose National Bank, Astra Financial Inc. and Thomas D. Griffin, dated November 17, 1995, and related side letters dated December 14, are hereby incorporated by reference to Exhibit (2) b. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(3) a. The Certificate of Amendment to Articles of Incorporation filed June 17, 1988 and restated Articles of Incorporation are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(3)b.Amendments to the Registrant's bylaws dated February 28, 1996 and the Registrant's restated bylaws as of February 28, 1996.

*(10)a The Registrant's Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on October 4, 1989 and amended January 24,1992 under Registration No. 33-31392.

*(10). The form of Incentive Stock Option Agreement being utilized under the Stock Option Plan is hereby incorporated by reference from Exhibit 4.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-8, as filed on January 24, 1992, under Registration No. 33-31392.

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

*(10)j.  j.  The  Registrant's   1992  Director  Stock  Option  Plan  is  hereby
     incorporated by reference from Exhibit (10) i. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

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

*(10)m. Agreement  between James R. Kenny and SJNB Financial  Corp. and San Jose
     National Bank dated March 27, 1996.

*(10)n. Agreement  between Eugene E. Blakeslee and SJNB Financial  Corp. and San
     Jose National Bank dated March 27, 1996.

(10)o. Systems Management Services Agreement by and between Systematics, Inc. and San Jose National Bank dated March 1, 1990, and amendments dated April 5, 1990, July 10, 1990 and January 27, 1992 are hereby incorporated by reference from Exhibit (10) g. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(10)p. Agreement for Item Processing Services by and between Datatronix Financial Services and San Jose National Bank dated April 13, 1992 is hereby incorporated by reference from Exhibit (10) m. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(10)q. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(10)r. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995 and September 21, 1995, for premises at 95 South Market Street, San Jose CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

(10)s. Sublease by and between Greater Unified Management Businesses, Inc. (dba as Logistics) and SJNB Financial Corp., dated January 15, 1996, and as amended March 19, 1996, for premises at 95 South Market Street, San Jose CA.
(27) Financial Data Schedule.

* Indicates management contract or compensation plan or arrangement.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SJNB FINANCIAL CORP.
                                  (Registrant)



Date:  May 6, 1996                               S/ James R. Kenny
                                              -----------------------------
                                                 James R. Kenny
                                                 President and
                                                 Chief Executive Officer



Date: May 6, 1996                               S/ Eugene E. Blakeslee
                                              -----------------------------
                                                Eugene E. Blakeslee
                                                Executive Vice President and
                                                Chief Financial Officer