Form 10QSB
period 1996-09-30
SJNB FINANCIAL CORP
filed 1996-11-13
CIK 721161

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF --- 1934


                For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934



                         For the transition period from
                                       to

                          Commission File Number:                0-11771

                              SJNB FINANCIAL CORP.
           (Exact name of small business issuer as specified in its charter)

             California                                         77-0058227
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA                      95113
(Address of principal executive off                              (Zip Code)

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

 2,567,480 shares of common stock outstanding as of November 10, 1996

Transitional Small Business Disclosure Format;
   Yes       No   X

PART I - FINANCIAL INFORMATION


                                                                            Page
Item 1. - FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   Condensed Consolidated Balance Sheets                                       3

   Condensed Consolidated Statements of Operations                             4

   Condensed Consolidated Statements of Cash Flows                             5

   Notes to Unaudited Condensed Consolidated Financial Statements              6


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION                                                7-28


PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                                    29

Item 2.  CHANGES IN SECURITIES                                                29

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                      29
------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  29
------

Item 5.  OTHER INFORMATION                                                    29

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  29-31

SIGNATURES                                                                    32



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)

                                                               September 30,    December 31,
                                      Assets                      1996             1995
--------------------------------------------------------------------------------------------
Cash and due from banks                                          $16,568         $12,574
Money market investments                                           1,500           3,200
Investment securities:
  Held to maturity (Fair value: $15,408 at September 30, 1996
    and $15,492 at December 31, 1995)                             15,316          15,248
  Available for sale                                              55,964          42,542
--------------------------------------------------------------------------------------------
     Total investment securities                                  71,280          57,790
--------------------------------------------------------------------------------------------
Loans                                                            178,664         158,867
Loans available for sale                                          12,420          11,933
Allowance for possible loan losses                               (3,998)         (3,847)
--------------------------------------------------------------------------------------------
  Loans, net                                                     187,086         166,953
--------------------------------------------------------------------------------------------
Premises and equipment, net                                        3,548           3,494
Other real estate owned                                              304             664
Accrued interest receivable and other assets                       3,106           2,764
Intangibles, net of accumulated amortization of $1,110 at
   September 30, 1996 and $735 at December 31, 1995                4,790           4,756
--------------------------------------------------------------------------------------------
     Total                                                      $288,182        $252,195
============================================================================================

                       Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                            $55,739         $52,775
   Interest-bearing                                              174,016         143,917
--------------------------------------------------------------------------------------------
     Total deposits                                              229,755         196,692
--------------------------------------------------------------------------------------------
Other short-term borrowings                                       25,256          24,000
Accrued interest payable and other liabilities                     3,500           4,845
--------------------------------------------------------------------------------------------
     Total liabilities                                           258,511         225,537
--------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares;
    issued and outstanding, 2,525 shares at September 30, 1996
    and 2,418 shares at December 31, 1995                        20,170          19,627
  Retained earnings                                               9,557           6,798
  Net unrealized gain (loss) on securities available for sale      (56)             233
--------------------------------------------------------------------------------------------
     Total shareholders' equity                                  29,671          26,658
--------------------------------------------------------------------------------------------
Commitments and contingencies                                     ----            ----
-------------------------------------------------------------------------------------------
     Total                                                     $288,182        $252,195
============================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.



                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)
                                                                        Quarter ended           Nine months ended
                                                                        September 30,             September 30,
                                                                   -----------------------------------------------
                                                                        1996        1995         1996         1995
------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                          $5,220      $4,525      $15,199      $13,364
  Interest on investment securities held to maturity                     241         228          704          653
  Interest and dividends on investment securities available for          765         608        2,157        1,200
sale
  Interest on money market investments                                    38         112          125          213
  Other interest and investment income                                   (2)         (2)          (7)         (41)
-------------------------------------------------------------------------------------------------------------------
    Total interest income                                              6,262       5,471       18,178       15,389
-------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit over $100                                    638         643        1,889        1,577
    Other                                                              1,396       1,265        4,121        3,155
-------------------------------------------------------------------------------------------------------------------
    Total interest expense                                             2,034       1,908        6,010        4,732
-------------------------------------------------------------------------------------------------------------------
    Net interest income                                                4,228       3,563       12,168       10,657
-------------------------------------------------------------------------------------------------------------------
Provision for possible loan losses                                        50         180          100          890
-------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                                            4,178       3,383       12,068        9,767
-------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                            149         140          421          426
  Other operating income                                                 100         138          340          337
  Net loss on securities available for sale                             (67)        ----        (146)         (43)
-------------------------------------------------------------------------------------------------------------------
     Total other income                                                  182         278          615          720
-------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                1,388       1,091        4,139        3,212
  Occupancy                                                              178         177          515          560
  Other                                                                  857         957        2,582        2,835
-------------------------------------------------------------------------------------------------------------------
     Total other expenses                                              2,423       2,225        7,236        6,607
-------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                        1,937       1,436        5,447        3,880
Income taxes                                                             817         629        2,324        1,721
------------------------------------------------------------------------------------------------------------------
     Net income                                                       $1,120        $807       $3,123       $2,159
===================================================================================================================

Net income per share                                                   $0.42       $0.32        $1.19        $0.87
===================================================================================================================
Weighted average number of shares outstanding                          2,648       2,508        2,633        2,493
===================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.



                                     SJNB FINANCIAL CORP. AND SUBSIDIARY
                                    Consolidated Statements of Cash Flows
                                            (dollars in thousands)
                                                 (Unaudited)
                                                                                    Nine months ended
                                                                                      September 30,
                                                                                 ---------------------
                                                                                     1996        1995
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                       $3,123      $2,159
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                              100         890
      Depreciation and amortization                                                   356         315
      Amortization on intangibles                                                     375         420
      Net loss on securities available for sale                                       146          43
      Net (gain) loss on sale of other real estate owned                             (46)          22
      Increase in loans available for sale, net                                     (486)     (6,385)
      Amortization of premium (discount) on investment securities, net                 39       (114)
      Increase in accrued interest receivable and other assets                    (1,253)       (146)
      Increase (decrease) in accrued interest payable and other liabilities       (1,718)       1,880
------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                         636       (916)
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale or maturities of securities available for sale                11,658      13,162
  Maturities of securities held to maturity                                         3,900         425
  Purchase of securities available for sale                                      (25,795)    (36,144)
  Purchase of securities held to maturity                                         (3,919)     (1,388)
  Proceeds from the sale of other real estate owned                                   406       1,377
  Cash and equivalents used to acquire Astra Financial, Inc.                        (650)        ----
  Loans, net                                                                     (18,030)     (9,920)
  Capital expenditures                                                              (410)       (689)
------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                  (32,840)    (33,177)
------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                    33,063      14,687
  Other short-term borrowings                                                       1,256      20,295
  Cash dividends                                                                    (366)       (215)
  Common stock repurchased                                                           ----       (145)
  Proceeds from stock options exercised                                               545         206
------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                34,498      34,828
------------------------------------------------------------------------------------------------------
          Net increase in cash and equivalents                                      2,294         735
Cash and equivalents at beginning of year                                          15,774      14,591
-----------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                             $18,068     $15,326
======================================================================================================
Other cash flow information:
  Interest paid                                                                    $6,006      $4,398
                                                                               =======================
  Income taxes paid                                                                $3,241        $965
======================================================================================================
Noncash transactions:
  Transfer of loans to other real estate owned                                       ----        $950
                                                                               =======================
  Unrealized gain (loss) on securities available for sale, net of tax              $(289)        $247
======================================================================================================

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

Note B     Net Deferred Tax Asset

           As of September 30, 1996 the net deferred tax asset was approximately $1,240 and $1,186 at December 31, 1995 which is included in the category "Accrued interest receivable and other assets" on the Company's condensed consolidated balance sheet. The Company believes that the net deferred tax asset is realizable through sufficient taxable income within the carryback periods and the current year's taxable income.

Note C     Net Income Per Share of Common Stock

           The weighted average number of common stock shares and common stock equivalent shares used in computing net income per share of common stock are set forth below for the periods indicated:

            Weighted Average Number of Shares Outstanding

                                               Quarter ended   Nine months ended
                                               September 30,      September 30,
                                              ----------------------------------
                                               1996    1995       1996      1995
                                              ----------------------------------
            Weighted average number of shares
              outstanding during the period    2,487   2,383     2,455     2,375
            Common stock equivalents             161     125       178       118
                                              ----------------------------------
            Total                              2,648   2,508     2,633     2,493
                                              ==================================

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" and the "Bank"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 1996 and the liquidity and financial condition of the Company and SJNB as of September 30, 1996 and December 31, 1995.

All dollar amounts in the text in this Item 2 are in thousands, except per share amounts or as otherwise indicated.

Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of Santa Clara County (particularly the health of the semiconductor industry), volatility of rate sensitive deposits, asset/liability matching risks and liquidity risks. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects.

In November 1995, the Company entered into an agreement to acquire Astra Financial Inc. (Astra). Astra is an asset based lending company located in San Jose, California. Its outstanding factoring receivables were approximately $2.2 million as of December 31, 1995. The acquisition was accounted for as a purchase transaction and closed on January 2, 1996.

The following presents selected financial data and ratios as of and for the three and nine months ended September 30, 1996 and 1995:

SELECTED FINANCIAL DATA AND RATIOS
-------------------------------------------------------------------------------------------------------
                                                            For the quarters       For the nine months
                                                          ended September 30,      ended September 30,
                                                       ------------------------------------------------
SELECTED ANNUALIZED OPERATING RATIOS:                     1996         1995         1996        1995
-------------------------------------------------------------------------------------------------------
Return on average equity                                 15.47%       12.70%       15.05%      11.75%
Return on average tangible equity                         20.67        18.33        20.54       17.42
Return on average assets                                   1.61         1.35         1.55        1.34
Net chargeoffs (recoveries) to average loans                .16          .25         ----         .46
Average equity to average assets                          10.42        10.61        10.28       11.39
Average tangible equity to average tangible assets         8.82         8.80         8.60        9.39
=======================================================================================================

                                                             September 30,          December 31,
PER SHARE DATA:                                            1996         1995           1995
-----------------------------------------------------------------------------------------------
Shareholders' equity per share                           $11.75       $10.77          $11.02
Tangible equity per share                                 $9.85        $8.72           $9.06

SELECTED FINANCIAL POSITION RATIOS:
-----------------------------------------------------------------------------------------------
Leverage capital ratio                                    9.12%        8.91%           9.00%
Nonperforming loans to total loans                          .32          .56             .52
Nonperforming assets to total assets                        .32          .80             .62
Allowance for possible loan losses to total loans          2.09         2.24            2.25
Allowance for possible loan losses
  to nonperforming loans                                    650          400             430
Allowance for possible loan losses
 to nonperforming assets                                    435          188             247
===============================================================================================

Summary of Financial Results

The Company reported net income of $1,120 or $.42 per share for the quarter ended September 30, 1996, compared with net income of $807 or $.32 per share for the third quarter of 1995. The improvement in earnings is due primarily to an increase in the net interest income due to the growth in volume and a reduction in the loan loss provision which is offset by an increase in non-interest expense and taxes.

For the nine months ended September 30, 1996, the net income was $3,123 or $1.19 per share compared with net income of $2,159 or $.87 per share in 1995. The improvement was due primarily to the reasons discussed above regarding the comparison of the third quarter results.

Net Interest Income

Net interest income for the quarter ended September 30, 1996 increased $665 as compared to the same quarter a year ago. Net interest income is dependent upon volume and net interest margin. The Bank's average earning assets for the same period increased by $35 million, primarily as the result of the significant growth in the Bank's loan portfolio. See the discussion in the sections "Loan Portfolio" and "Asset/Liability Management" below.

Net interest income for the nine months ended September 30, 1996 increased $1,511 over that of the same period a year ago. The increase was primarily due to the increase in average earning assets ($51 million), offset by a decline in the year-to-date net interest margin (7.31% for the nine months ended September 30, 1995 as compared to 6.62% for 1996). This decrease is mainly due to the collection of nonaccrual loans and the recovery of interest income of approximately $540 in 1995 as compared to an insignificant amount in 1996. Net interest margin without this recovery for the nine months ended September 30, 1995 would have been 6.94%.

Net interest margin for the third quarter of 1996 was 6.68% as compared to 6.53% for 1995. This increase was primarily related to a decline in the cost of the Bank's interest-bearing funds. Such funds had an average cost of 4.25% for the third quarter of 1996 as compared to 4.62% for the same period in 1995. This was mainly due to the repricing of the Bank's interest checking demand accounts and a reduction in its short-term borrowing costs. Offsetting this decline in interest expense was a reduction in income earned on earning assets which was due to a decline in the yield on interest-bearing assets from 10.01% in the third quarter of 1995 to 9.88%. This was mainly attributable to the decline of yields on loans from 11.54% for the third quarter of 1995 to 11.12% in 1996.

Net interest margin for the nine months ended September 30, 1996 was 6.62% as compared to 7.31% for the nine months ended September 30, 1995. During the nine months ended September 30, 1995, the Bank recognized approximately $492 of income received on loans which had previously not been recognized as income as they were on nonaccrual status. Adjusting for this would reduce the net interest margin to 6.94% for the nine months ended September 30, 1995. The Bank's average prime rate declined from 8.87% to 8.28% during such periods, but during the same period the average cost of the Bank's funds did not decline.

Although economic conditions in Northern California have rebounded to date in 1996, the competitive environment within the Bank's marketplace has become more aggressive and the competition between lenders for additional loan growth has caused more competitive pricing. Even though the Bank's net interest margin improved for the third quarter of 1996 over that of a year ago, on a year to-date basis, it has declined as compared to the same period a year ago. To the extent that such competitive pricing continues throughout 1996 and 1997 and the Bank finds it necessary to meet such competition or the prime rate declines, the Bank's net interest margins could be negatively impacted. See "Loans and "Funding".

In addition to the positive impact of the interest income recovery in 1995, net interest income in 1996 was reduced due to the decrease in the prime interest rate which the Bank utilizes to price approximately 85% of its loan portfolio without a corresponding decrease in its cost of funds. Cost of funds for the nine month periods remained stable at 3.37% for 1996 and 3.36% for 1995.

A substantial portion (24% for the three and nine months ended September 30, 1996 and 24 % and 25% for the three and nine months ended September 30, 1995, respectively) of the Bank's average deposits are non-interest-bearing and therefore do not reprice when interest rates change. See "Funding." Due to the nature of the Company's market in which loans are generally tied to the prime rate, management believes an increase in interest rates should positively affect the Company's net interest margin. Conversely, Management believes stable or declining rates will tend to have an adverse impact on net interest margin. The Bank utilizes various vehicles to hedge its interest rate position. See "Asset/Liability Management."

Net interest income also reflects the impact of nonperforming loans. Interest income on the loan portfolio is recorded on the accrual basis. However, the Company follows the practice of discontinuing the accrual of interest and reversing any accrued and unpaid interest when, in the opinion of management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the loan is well-secured and in the process of collection. For these loans, interest is recorded when payment is received. The effect of nonaccrual of interest income based on loans classified as nonaccrual at September 30, 1996 and 1995 was not significant for the periods. See "Nonperforming Loans."

The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three and nine months ended September 30, 1996 and 1995.



AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands)
                                                                  Quarter ended September 30,
                                            -------------------------------------------------------------------------
                                                           1996                                1995
---------------------------------------------------------------------------------------------------------------------
                                                Average               Average      Average                   Average
Assets                                          Balance    Interest   Yield (1)    Balance      Interest     Yield (1)
---------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans, net (2)                               $186,677     $5,220     11.12%     $155,488        $4,524      11.54%
  Securities held to maturity:
    Taxable (3)                                  12,399        209       6.71       12,155           195        6.36
    Nontaxable (4)                                2,689         53       7.89        2,733            55        7.98
  Securities available for sale (5)              48,384        765       6.29       39,521           608        6.10
  Money market investments                        2,963         38       5.10        7,857           113        5.71
Interest rate hedging instruments                  ----        (2)       ----         ----           (2)        ----
-------------------------------------------------------------------           ---------------------------
      Total interest-earning assets             253,112      6,283       9.88      217,754         5,493       10.01
-------------------------------------------------------------------           ---------------------------
Allowance for possible loan losses              (4,021)                            (3,610)
Cash and due from banks                          15,675                             11,608
Bank premises and equipment, net                  3,533                              3,321
Other real estate owned                             314                              1,556
Accrued interest receivable and
  other assets                                    3,072                              2,157
Core deposit intangibles and
  goodwill, net                                   4,840                              4,713
--------------------------------------------------------                      -------------
      Total                                    $276,525                           $237,499
========================================================                      =============
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                     $41,591        295       2.82      $31,055           305        3.90
    Money market and savings                     63,275        549       3.45       53,111           446        3.33
    Certificates of deposit:
      Less than $100                             14,898        206       5.50       15,447           215        5.52
      $100 or more                               47,169        638       5.38       44,820           643        5.69
-------------------------------------------------------------------           ---------------------------
        Total certificates of deposits           62,067        844       5.41       60,267           858        5.65
-------------------------------------------------------------------           ---------------------------
Other borrowings                                 23,421        346       5.88       19,599           299        6.05
-------------------------------------------------------------------           ---------------------------
       Total interest-bearing liabilities       190,354      2,034       4.25      164,032         1,908        4.61
-------------------------------------------------------------------           ---------------------------
Noninterest-bearing demand                       53,981                             44,894
Accrued interest payable and
  other liabilities                               3,378                              3,377
--------------------------------------------------------                      -------------
      Total liabilities                         247,713                            212,303
--------------------------------------------------------                      -------------
Shareholders' equity                             28,812                             25,196
========================================================                      =============
       Total                                   $276,525                           $237,499
========================================================-----------           =============--------------
Net interest income and margin (6)                          $4,249      6.68%                     $3,585       6.53%
============================================            ======================             ==========================

 (1)  Rates are presented on an annualized basis.
 (2)     Includes loan fees of $241 for 1996,  and $251 for 1995.  Nonperforming loans have been included in average loan balances.
 (3)  Includes dividend income of $8 received in 1996 and $8 in 1995.
 (4)  Adjusted to a fully taxable equivalent basis using the federal statutory rate ($21 in 1996  and $22 in 1995).
 (5)  Includes dividend income of $54 and $58 received in 1996 and 1995.
 (6)  The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.



AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands)
                                                                Nine months ended September 30,
                                            -------------------------------------------------------------------------
                                                           1996                                1995
---------------------------------------------------------------------------------------------------------------------
                                               Average                Average      Average                   Average
Assets                                         Balance    Interest    Yield (1)    Balance      Interest     Yield (1)
---------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans, net (2)                               $181,169    $15,199     11.21%     $149,743       $13,364      11.93%
  Securities held to maturity:
    Taxable (3)                                  12,350        600       6.49       12,105           566        6.25
    Nontaxable (4)                                2,934        173       7.89        2,547           145        7.61
  Securities available for sale (5)              47,247      2,157       6.10       26,739         1,201        6.01
  Money market investments                        3,262        125       5.12        4,830           212        5.87
Interest rate hedging instruments                  ----        (7)       ----         ----          (41)        ----
-------------------------------------------------------------------           ---------------------------
      Total interest-earning assets             246,962     18,247       9.87      195,964        15,447       10.54
-------------------------------------------------------------------           ---------------------------
Allowance for possible loan losses              (3,984)                            (3,512)
Cash and due from banks                          14,708                             11,279
Bank premises and equipment, net                  3,537                              3,321
Other real estate owned                             513                              1,355
Accrued interest receivable and
  other assets                                    2,781                              2,468
Core deposit intangibles and
  goodwill, net                                   4,968                              4,778
--------------------------------------------------------                      -------------
      Total                                    $269,485                           $215,653
========================================================                      =============
 Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                     $40,418        844       2.79      $29,797           829        3.72
    Money market and savings                     59,499      1,472       3.30       50,587         1,288        3.40
    Certificates of deposit:
      Less than $100                             14,429        591       5.47       15,502           595        5.13
      $100 or more                               45,315      1,889       5.57       38,762         1,577        5.44
-------------------------------------------------------------------           ---------------------------
        Total certificates of deposits           59,744      2,480       5.54       54,264         2,172        5.35
-------------------------------------------------------------------           ---------------------------
Other borrowings                                 27,754      1,214       5.84        9,631           443        6.15
-------------------------------------------------------------------           ---------------------------
       Total interest-bearing liabilities       187,415      6,010       4.28      144,279         4,732        4.38
-------------------------------------------------------------------           ---------------------------
Noninterest-bearing demand                       50,572                             43,930
Accrued interest payable and
  other liabilities                               3,786                              2,875
--------------------------------------------------------                      -------------
      Total liabilities                         241,773                            191,084
--------------------------------------------------------                      -------------
Shareholders' equity                             27,712                             24,569
========================================================                      =============
       Total                                   $269,485                           $215,653
========================================================-----------           =============--------------
Net interest income and margin (6)                         $12,237      6.62%                    $10,715       7.31%
============================================            ======================             ==========================

 (1)  Rates are presented on an annualized basis.
 (2)     Includes loan fees of $740 for 1996,  and $827 for 1995.  Nonperforming loans have been included in average loan balances.
 (3)  Includes dividend income of $23 received in 1996 and $22 in 1995.
 (4)  Adjusted to a fully taxable equivalent basis using the federal statutory rate ($69 in 1996 and $58 in 1995).
 (5)  Includes dividend income of $160 and $177 received in 1996 and 1995.
 (6)  The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets

Interest margin is affected by changes in volume, changes in rates, and a combination of changes in volume and rates. Volume changes are caused by differences in the level of earning assets, deposits and borrowings. Rate changes result in differences in yields earned on assets and rates paid on liabilities. Changes not solely attributable to volume or rates are allocated to volume and rate in proportion to the relationship to the absolute dollar amounts of changes in each. The following table shows the effect on the interest differential of volume and rate changes for the quarters and nine months ended September 30, 1996 and 1995.

VOLUME/RATE ANALYSIS
(dollars in thousands)
                                      Quarter ended Sept. 30, 1996 vs.    Nine months ended Sept. 30, 1996 vs.
                                        Quarter ended Sept. 30, 1995        Nine months ended Sept. 30, 1995
                                    -----------------------------------------------------------------------------
                                                        Increase (decrease) due to change in
-----------------------------------------------------------------------------------------------------------------
                                         Average     Average        Total        Average      Average      Total
                                         Volume       Rate         Change        Volume         Rate       Change
-----------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (1)                              $887        $(191)          $696        $2,822       $(987)     $1,835
  Securities:
    Taxable                                 4            10            14            12           22         34
    Nontaxable                            (1)           (1)           (2)            22            6         28
    Available for sale                    134            23           157           925           31        956
  Money market investments               (70)           (5)          (75)          (69)         (18)       (87)
-----------------------------------------------------------------------------------------------------------------
     Total interest income                954         (164)           790         3,712        (946)      2,766
-----------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest checking                       109         (119)          (10)           313        (298)         15
  Money market and savings                 84            19           103           226         (42)        184
  Certificates of deposits:
    Less than $100                        (8)           (1)           (9)          (38)           34        (4)
    $100 or greater                        55          (60)           (5)           268           44        312
  Other short-term borrowings              57          (10)            47           835         (64)        771
-----------------------------------------------------------------------------------------------------------------
      Total interest expense              297         (171)           126         1,604        (326)      1,278
-----------------------------------------------------------------------------------------------------------------
Interest rate hedging instruments        ----          ----          ----          ----           34         34
-----------------------------------------------------------------------------------------------------------------
Change in net interest income            $657            $7          $664        $2,108       $(586)     $1,522
=================================================================================================================

(1) The effect of the change in loan fees is included as an adjustment to the average rate.

Provision for Possible Loan Losses

The allowance for possible loan losses and therefore the related provision reflect the Company's judgment as to the inherent risks associated with the loan and lease portfolios. Based on management's evaluation of such risks, additions of $50 and $100 were made to the allowance for possible loan losses for the third quarter and nine months ended September 30, 1996, respectively, as compared to $180 and $890 for the third quarter and nine months ended September 30, 1995 respectively. Management's determinations of the provision in 1996 and 1995 were based on an analysis of the possibility of future loan losses through various objective and subjective criteria and the impact of net charge-offs. The causes for the decrease in 1996 were due to the improved credit quality of the Bank's loan portfolio, the reduction in the amount of the net charge-offs and other criteria deemed relevant by management. Please refer to the section regarding the "Loan Portfolio" for a detailed discussion of loan quality and the allowance for possible loan losses.

Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the quarters and nine months ended September 30, 1996 and 1995.

OTHER INCOME
(dollars in thousands)
                                     Quarter ended September 30,               Nine months ended September 30,
                              ---------------------------------------------------------------------------------------
                                      1996                  1995                 1996                  1995
                                Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent
---------------------------------------------------------------------------------------------------------------------
Depositor service charges         $149     81.87%      $140     50.36%       $421     68.46%       $426     59.17%
Other operating income             100      54.94       138      49.64        340      55.28        337      46.81
Net loss on securities
  available for sale              (67)    (36.81)     -----      -----      (146)    (23.74)       (43)     (5.98)
---------------------------------------------------------------------------------------------------------------------
    Total                         $182    100.00%      $278    100.00%       $615    100.00%       $720    100.00%
=====================================================================================================================

Other income decreased from $278 for the quarter ended September 30, 1995 to $182 for the comparable quarter in 1996. The primary reason for the decrease is related to the realized loss on the sale of securities available for sale of $67 for the third quarter of 1996 and a decrease in wire transfer and SBA loan servicing fees. Other income decreased from $720 for the nine months ended September 30, 1995 to $615 for the comparable period in 1996. The major factors were the difference in the net realized loss on securities available for sale, a write off of unused assets of $62 in 1995 and a reduction in wire transfer and SBA loan servicing fees.

Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:


OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
                                        Quarter ended September 30,          Nine months ended      September 30,
                                         1996                 1995                1996                 1995
                                   Amount    Percent*   Amount   Percent*   Amount    Percent*   Amount   Percent*
----------------------------------------------------------------------------------------------------------------------
Salaries and benefits              $1,388     2.03%    $1,091      1.84%    $4,139      2.05%    $3,212      1.99%
Data processing                       164       .24       119        .20       425        .21       343        .21
Amortization of core deposit
  intangibles and goodwill            125       .19       140        .24       375        .19       420        .26
Legal and professional fees            81       .12       126        .21       300        .15       359        .22
Furniture and equipment                93       .14        76        .13       272        .13       253        .15
Business promotion                     76       .11        70        .12       262        .13       236        .15
Occupancy                              85       .12       101        .17       243        .12       307        .19
Advertising                            65       .09        46        .08       184        .09       138        .09
Client services paid by bank           68       .10        61        .10       179        .09       186        .11
Directors' fees and costs              52       .08        60        .10       165        .08       182        .11
Stationery and supplies                49       .07        49        .08       136        .07       130        .08
Loan and collection                    17       .02        91        .15       133        .07       163        .10
Regulators assessments                 19       .03         4        .01        54        .03       248        .15
Net cost of foreclosed property       (3)       ---        56        .09      (50)      (.02)        43        .03
Other                                 144       .21       135        .23       419        .21       387        .24
---------------------------------------------------------------------------------------------------------------------
     Total                         $2,423      3.54%    $2,225      3.75%    $7,236      3.58%    $6,607      4.08%
=====================================================================================================================

* The percentages are calculated by annualizing the quarterly or year to date expenses, and comparing that amount to average assets for the respective periods ended September 30, 1996 and 1995.

Total other expenses for the third quarter of 1996 increased $198 from the same period a year ago. The increase relates primarily to an increase in the salaries and benefits relating to the acquisition of a factoring company as of January 2, 1996, plus an increase due to volume increases and profitability related incentive payments to employees. In addition data processing expenses increased $45 mainly due to the Bank's increased volume and increased investment in technology. These increases were offset by decreases in legal and professional fees, occupancy, amortization of intangibles and loan and collection costs.

Total other expenses for the nine months ended September 30, 1996 increased $629 from the same period a year ago. The increase relates primarily to increases in salaries and benefits relating to factoring and volume and incentive payments discussed above; plus volume related increases in advertising and business promotion and data processing. These increases were offset by decreases in occupancy (due to the impact of subletting certain bank facilities), a decrease in FDIC premiums on insured deposits, a decrease in the amortization of intangibles, and an increase in the recoveries on other real estate owned.

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

The effective tax rate of 42% and 43% for the three and nine months ended September 30, 1996, respectively, is affected by several items, the most significant of which are the amortization of the intangibles, tax exempt income and the California Franchise Tax Enterprise Tax Zone Credit. The effective tax rate for the year ended December 31, 1995 was 44%. The reduction in the rate is mainly due to the decline in amortization of the intangibles.

Financial Condition and Earning Assets
Consolidated assets increased to $288 million at September 30, 1996 compared to $252 million at December 31, 1995. The increase consisted primarily of securities available for sale and loans and was funded by an increase in the Bank's core interest-bearing deposits and an increase in certificates of deposit greater than $100. See "Funding."

Money Market Investments

Money market investments, which include federal funds sold were $1.5 million at September 30, 1996 as compared to $3.2 million at December 31, 1995.

Securities

The following table shows the composition of the securities portfolio at September 30, 1996 and December 31, 1995. There were no issuers of securities for which the book value of specific securities held by the Bank exceeded 10% of the Company's shareholders' equity, except U.S. Government Securities.



SECURITIES PORTFOLIO
 (dollars in thousands)
                                               September 30, 1996                      December 31, 1995
--------------------------------------------------------------------------------------------------------------
                                      Amortized    Unrealized     Fair      Amortized    Unrealized     Fair
                                        Cost       Gain (Loss)   Value        Cost      Gain (Loss)     Value
--------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                       $1,971           $19     $1,990        $4,265          $28       $4,293
  U. S. Government Agencies             7,454            25      7,479         4,976           76        5,052
  State and municipal (nontaxable)      2,903             8      2,911         3,060           24        3,084
  Mortgage backed                       2,469            40      2,509         2,428          116        2,544
  Federal Reserve Bank Stock              519          ----        519           519         ----          519
---------------------------------------------------------------------------------------------------------------
    Securities held to maturity        15,316            92     15,408        15,248          244       15,492
---------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                        3,998            21      4,019         3,998           59        4,057
  U. S. Government Agencies            42,107            60     42,167        34,129          449       34,578
  Mortgage backed                       5,932          (28)      5,904             9         ----            9
  Mutual funds                          4,032         (158)      3,874         4,018        (120)        3,898
---------------------------------------------------------------------------------------------------------------
    Securities available for sale      56,069         (105)     55,964        42,154          388       42,542
---------------------------------------------------------------------------------------------------------------
  Total                               $71,385         $(13)    $71,372       $57,402         $632      $58,034
===============================================================================================================

Securities held to maturity include those securities as to which the Company has the ability and intent to hold to maturity.  This decision is dependent upon the liquidity  and  asset/liability  needs of the Bank  and  does  not  involve  any specific  type of  securities  except  that as a matter of policy  all state and municipal securities will be included in the "held to maturity" category and all mutual funds are  classified  as  "available  for sale." The Bank's policy is to
generally   acquire  "A"  rated  or  better  state  and  municipal   securities.
Management's  policy is to reduce the market  valuation  risk of the  investment portfolio by generally limiting portfolio maturities to 60 months or less. It is management's  present  intent to maintain  at least 50% of its total  investment securities portfolio in U.S. Treasury and U.S. Government Agencies securities.

Unrealized gains on securities held to maturity were $92 as of September 30, 1996 as compared to an unrealized gain of $244 as of December 31, 1995.
Unrealized gains result from the impact of current market rates being less than those rates at the time in which the Bank purchased the securities. The decline in the unrealized gains from December 31, 1995 is a result of an increase in interest rates during the nine months ended September 30, 1996. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 2.05 years as of September 30, 1996. It is estimated by management that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.88%. This volatility decreases as the average maturity shortens. It is the intention of management to hold these securities to maturity, and therefore, any increase in value will be recognized over the life of the securities as the interest income is recognized.

Securities available for sale, which include all mutual funds, are acquired without the intent to hold until maturity. Any unrealized gain or loss is reflected in the carrying value of the security and reported, net of income taxes, in the equity section of the condensed consolidated balance sheets.
Realized gains and losses are reported in the condensed consolidated statement of operations. The unrealized loss on securities available for sale as of September 30, 1996 was $105 as compared to an unrealized gain of $388 as of December 31, 1995. The Bank's weighted average maturity of the available for sale portfolio was approximately 1.43 years as of September 30, 1996. It is estimated by management that for each 1% change in interest rates the value of the Company's available for sale securities will change by 1.26%.

A substantial portion of the large increase in the available for sale securities consists of $6 million of mortgage backed securities purchased as part of a hedge transaction. The mortgage backed securities have fixed rates with fixed maturities of no later than September 2001, and the purchases were financed by $30 million in short term repurchase agreements maturing through December 1996.
See "Asset and Liability Management."

Mortgage backed securities are considered to have increased risks associated with them because of the timing of principal repayments. At September 30, 1996, the Bank had the following securities which were mortgage-backed related securities:

                                           Historical      Fair
 (dollars in thousands)                       Cost        Value
 ----------------------------------------- ------------ -----------
 Federal Home Loan Mortgage Corp.
    (U.S. Agency)                            $6,178      $6,175
 Federal National Mortgage Association
    (U.S. Agency)                             2,221       2,231
 Federated ARMs Funds *                       1,686       1,637
 Overland Variable Rate
    Government Fund*                          1,263       1,174
 ----------------------------------------- ------------ -----------
* The assets of these  mutual funds are invested mainly in adjustable rate U. S.
   Treasury or Agency securities.

Interest income earned on the securities portfolio for the quarters and nine months ended September 30, 1996 and 1995 are as follows:

INTEREST AND DIVIDEND INCOME ON INVESTMENT SECURITIES

(dollars in thousands)                   Quarter ended         Nine months ended
                                        September 30,            September 30,
                                   ---------------------------------------------
                                        1996       1995         1996        1995
--------------------------------------------------------------------------------
Securities held to maturity:
  U.S. Treasury                          $35       $54          $135        $160
  U.S. Government agencies               115        77           287         229
  State and municipal (nontaxable)        32        33           104          87
  Mortgage backed                         51        56           155         155
  Federal Reserve Bank Stock               8         8            23          22
Securities available for sale:
  U.S. Treasury                           70        69           208         348
  U. S. Government Agencies              534       481         1,565         678
  Mortgage backed                        108       (1)           224         (2)
  Mutual funds                            53        58           160         176
--------------------------------------------------------------------------------
     Interest and dividend income     $1,006      $835        $2,861      $1,853
================================================================================


Loan Portfolio

The following table provides a breakdown of the Company's consolidated loans by type of loan or borrower:

LOAN PORTFOLIO
(dollars in thousands)
                                September 30, 1996            December 31, 1995
--------------------------------------------------------------------------------
                                          Percentage                  Percentage
                               Total       of Total         Total      of Total
                              Amount         Loans          Amount       Loans
--------------------------------------------------------------------------------
Commercial                    $62,907        32.92%        $48,121       28.17%
Real estate construction       16,199          8.48         14,488         8.48
Real estate-other              68,415         35.80         66,949        39.20
Consumer                        9,186          4.81          8,800         5.15
Other                          22,689         11.87         21,302        12.47
Unearned fee income             (732)         (.38)          (793)        (.46)
--------------------------------------------------------------------------------
  Loan portfolio              178,664        93.50%        158,867       93.01%
Loans available for sale       12,420          6.50         11,933         6.99
--------------------------------------------------------------------------------
  Total loans                $191,084       100.00%       $170,800      100.00%
================================================================================

Consolidated loans increased to $191 million at September 30, 1996 from $171 million at December 31, 1995. Management believes the increase in the loan portfolio can be primarily attributed to the success of the Bank's business development efforts in regards to commercial loans and improvement in the economic environment in the Bank's market area which has created greater demand for loans in general.

Concentrations  of credit risk arise when a number of  customers  are engaged in similar business  activities,  or activities in the same geographic  region,  or
have  similar  economic   features  that  would  cause  their  ability  to  meet
contractual  obligations  to  be  similarly  affected  by  changes  in  economic conditions. Although the Company has a diversified loan portfolio, a substantial portion  of its  customers'  ability  to honor  contracts  is  reliant  upon the economic  stability of Santa Clara  County,  which in some degree  relies on the stability of high technology  companies in its "Silicon  Valley." Although there has  been  no  sign of an  employment  slow  down,  the  semiconductor  industry statistics  measuring  orders  versus  sales  (book-to-bill  ratio)  showed some weakness in the first and second quarters of 1996;  recently there has been some improvement  in this  ratio.  This  could  suggest a  possible  slow down in the semiconductor  industry,  which could negatively  impact the economy Santa Clara
County as a whole.  The Bank's loans are generally made on the basis of a secure repayment  source  and  collateral  is  generally  a  tertiary  source  for loan qualification.

Approximately  57% of the loan  portfolio is directly  related to real estate or
real  estate  interests,   including  real  estate   construction   loans,  real
estate-other, real estate equity lines (2%) (included in the Consumer category), mortgage warehouse line (.9%) and loans to real estate developers for short-term investment purposes (3%) and loans for real estate investments  purposes made to non-developers  (4%). The latter three types are included in the Other category.
Approximately 36% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

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

One of the significant risks associated with real estate lending is the possible existence of environmental risks or hazards on or in property affiliated with the loan. The Bank attempts to mitigate such risk through the use of an Environmental Risk Questionnaire for all loans secured by real estate. A Phase I environmental report is required if indicated by the questionnaire or if for any other reason management determines it to be appropriate. Other reasons would include the industry use of environmentally sensitive substances or the proximity to other known environmental problems. A Phase II report is required in certain cases, depending on the outcome of the Phase I report.

Quality of Loans

A consequence of lending activities is that losses will be experienced and that the amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, rising interest rates and the financial experiences of borrowers. The allowance for possible loan losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for possible loan losses charged to expense and decreased by the amount of charge-offs net of recoveries.
There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.
Similarly, the adequacy of the allowance for possible loan losses and the level of the related provision for possible loan losses is determined on a judgmental basis by management based on consideration of:

              o  Economic conditions;
              o  Borrowers' financial condition;
              o  Loan impairment;
              o  Evaluation of industry trends;
              o  Industry and other concentrations;
              o  Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management;
              o  Continuing evaluation of the performing loan portfolio;
              o  Monthly review and evaluation of problem loans identified as having loss potential;
              o  Quarterly review by the Board of Directors; and,
              o  Off-balance sheet risks.
              o  Assessments by regulators and other third parties

In addition to the  continuing  internal  assessment of the loan  portfolio (and
off-balance   sheet  credit  risk,  such  as  letters  of  credit,   etc.),  the
consolidated  fiscal year-end  financial  statements are examined by independent accountants.  Additionally, the Company retains a consultant who performs credit reviews on a quarterly  basis.  Also,  examinations  of the loan  portfolio  are conducted periodically by the Federal banking regulators.

The Company  utilizes a method of assigning a minimum and maximum loss ratio for each grade of loan within each category of loans (commercial, real estate-other, real estate  construction,  etc.). Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon the Company's  prior  experience,  industry  experience,  delinquency trends and the level of  nonaccrual  loans.  Loans  secured  by real  estate are evaluated on the basis of their  underlying  collateral in addition to using the assigned loss ratios.  The methodology also considers (and assigns a risk factor
for)  current  economic  conditions,   off-balance  sheet  risk  (including  SBA
guarantees and servicing and letters of credit) and concentrations of credit. In addition,  each loan is evaluated on the basis of whether it is impaired and for such loans,  the  expected  cash flow is  discounted  on the basis of the loan's
interest  rate.  The  methodology   provides  a  systematic   approach  for  the
measurement of the possible existence of future loan losses.  Management and the
Board of Directors evaluate the allowance and determine the desired level of the allowance  considering  objective,  in addition to subjective measures,  such as knowledge of the  borrowers'  business,  valuation of collateral and exposure to potential losses.  The allowance for possible loan losses was approximately $4.0 million at September 30, 1996, or 2.09% of total loans  outstanding.  Management believes that the  allowance  for possible loan losses,  determined as described above, was adequate for foreseeable losses at September 30, 1996.

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

The following schedule provides an analysis of the allowance for possible loan losses:



ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (dollars in thousands)
                                                              Quarter ended      Nine months ended     Year ended
                                                              September 30,        September 30,      December 31,
                                                            ------------------------------------------------------
                                                              1996      1995      1996       1995         1995
------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                            $4,021   $3,604     $3,847     $3,311        $3,311
Charge-offs by loan category:
  Commercial                                                   155     ----        205        230           233
  Real estate-construction                                    ----     ----       ----        150           154
  Real estate-other                                           ----      117         21        220           220
  Consumer                                                    ----        8         22         83            89
  Other                                                       ----     ----         93       ----          ----
------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                          155      125        341        683           696
------------------------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                                    75        2        248         36            42
  Real estate-other                                              2       25         29         25            27
  Consumer                                                       5     ----         65          6            16
  Other                                                       ----     ----       ----        101           102
------------------------------------------------------------------------------------------------------------------
    Total recoveries                                            82       27        342        168           187
------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                    73       98        (1)        515           509
------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                    50      180        100        890         1,045
Allowance relating to Astra Financial Corp.                   ----     ----         50       ----          ----
------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                  $3,998   $3,686     $3,998     $3,686        $3,847
==================================================================================================================

Ratios:
Net charge-offs to average loans, annualized                  .16%     .25%       ----       .46%          .33%
Allowance to total loans at the end of the period             2.09     2.24       2.09       2.24          2.25
Allowance to nonperforming loans at end of the period          650      400        650        400           430
==================================================================================================================


During the three and nine months ended September 30, 1996, the Company charged off $155 and $341 and recovered $83 and $342 on loans previously charged off, respectively. This compares to $125 and $683 and $27 and $168, for the three and nine months ended September 30, 1995, respectively. Management does not believe there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The allowance for possible loan losses was 650% of nonperforming loans at September 30, 1996 compared to 430% at December 31, 1995. This increase relates mainly to the reduction of nonperforming loans through collection efforts and foreclosure.

Based on an evaluation of individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for possible loan losses as follows as of September 30, 1996 and December 31, 1995:

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(dollars in thousands)
                                   September 30, 1996          December 31, 1995
--------------------------------------------------------------------------------
                                           Percentage                 Percentage
                              Amount of    of loans to   Amount of   of loans to
                              Allowance    total loans   Allowance   total loans
-------------------------------------------------------------------------------
  Commercial                    $1,537        36.16%       $1,193        30.86%
  Real estate construction         221          8.48          176          8.45
  Real estate-other              1,334         39.06        1,134         43.15
  Consumer                         150          4.81          169          5.13
  Other                            229         11.49          337         12.41
  Unallocated                      527           ---          838           ---
--------------------------------------------------------------------------------
    Total                       $3,998       100.00%       $3,847       100.00%
================================================================================

The allowance for possible loan losses is maintained without any internal allocation to the segments of the loan portfolio. The above schedule is being presented in accordance with the Securities and Exchange Commission's requirements to provide an allocation of the allowance. The allocation is based on subjective estimates that take into account historical loss experience and management's current assessment of the relative risk characteristics of the portfolio as of the reporting dates noted above.

Nonperforming Loans

Loans for which the accrual of interest has been suspended and other loans with principal or interest contractually past due 90 days or more are set forth in the following table.

NONPERFORMING LOANS
 (dollars in thousands)
                                                                  September 30, 1996    December 31, 1995
-----------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                               $615                   $866
Loans restructured and in compliance with modified terms                   89                   ----
Other loans with principal or interest contractually past
  due 90 days or more                                                    ----                     28
-----------------------------------------------------------------------------------------------------------
    Total                                                                $704                   $894
===========================================================================================================

The Company follows the practice of discontinuing the accrual of interest and reversing any accrued and unpaid interest when, in the opinion of management, there is significant doubt as to the collectability of interest or principal or when the payment of principal or interest is ninety days past due, unless the loan is well-secured and in the process of collection.

As of September 30, 1996, the Company had approximately $704 of nonperforming loans, consisting of seven loans, of which, $550 is secured by commercial or residential real estate. At December 31, 1995, nonperforming loans totaled approximately $894 consisting of four loans; of which two were secured by commercial or residential real estate in the amount of $783.

Management conducts an ongoing evaluation and review of the loan portfolio in order to identify potential nonperforming loans. Management considers loans which are classified for regulatory purposes, loans which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of September 30, 1996, management has identified two borrowers with an aggregate loan balance of $536 (which is subject to collateral with a value of approximately $457) with respect to which known information causes management to have doubts about the borrower's abilities to comply with present repayment terms, such that the loans might subsequently be classified as nonperforming. Changes in general or local economic conditions or specific industry segments, rising interest rates, declines in real estate values and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing such loans.

Other Real Estate Owned

At September 30, 1996 and December 31, 1995, the Bank had the following properties which were acquired through the foreclosure process:

OTHER REAL ESTATE OWNED
(dollars in thousands)
                                                                                     Carrying Value
Description of Property                                               September 30, 1996       December 31, 1995
-----------------------                                               ------------------       -----------------
Two vacant parcels, currently subject to a sewer moratorium                   $304                  $304
SFR in Piedmont, CA                                                          ----                    225
Raw land, 11.7 acres in San Jose, CA                                         ----                    135
                                                                    ---------------------------------------------
     Total                                                                    $304                  $664
                                                                    =============================================

At the time of foreclosure, any difference between the loan balance and the net realizable value of the collateral is charged to the allowance for possible loan losses. Foreclosed property is recorded at the lower of its revised basis or fair value, less estimated selling costs. Any subsequent decline in value is charged directly to the income statement. During the third quarter of 1996, the
11.7 acres of raw land was sold for a gain of $44. As of July 5, 1996, the SFR in Piedmont was sold, which resulted in an insignificant gain. The Bank has entered into a contract to sell the above vacant parcels for an insignificant loss. The transaction is expected to close in December 1996.

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

As of September 30, 1996 and December 31, 1995, the Company had undisbursed loan commitments to extend credit as follows:

UNDISBURSED LOAN COMMITMENTS
(dollars in thousands)
Loan Category                          September 30, 1996       December 31,1995
--------------------------------------------------------------------------------
Commercial                                   $34,319                  $27,270
Real estate construction                      14,296                   13,267
Real estate-other                              2,491                    2,991
Consumer                                       5,372                    5,633
Other                                         13,457                   16,302
--------------------------------------------------------------------------------
    Total                                    $69,935                  $65,463
================================================================================

In addition there was approximately $3.2 million for commitments under unused letters of credit at September 30, 1996.

Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
 (dollars in thousands)
                                   September 30, 1996         December 31, 1995
--------------------------------------------------------------------------------
                                            Percentage                Percentage
                                   Total     of Total        Total     of Total
                                  Amount     Deposits       Amount     Deposits
--------------------------------------------------------------------------------
Noninterest-bearing demand       $55,739       24.26%      $52,775       26.83%
Interest-bearing demand           44,790        19.49       34,641        17.61
Money market and savings          60,882        26.50       51,201        26.03
Certificates of deposit:
  Less than $100                  14,957         6.51       14,730         7.49
  $100 or more                    53,387        23.24       43,345        22.04
--------------------------------------------------------------------------------
    Total                       $229,755      100.00%     $196,692      100.00%
================================================================================

Deposits as of September 30, 1996, were $230 million compared to $197 million at December 31, 1995. The increase in deposits relates to the growth in all areas of the Bank's deposit products. The most significant growth occurred in the area of interest-bearing core deposits which increased approximately $20 million. Management believes this growth in interest-bearing core deposits has been due to business development efforts of the Bank's business development officers and higher interest rates. In addition certificates of deposit of greater than $100 increased approximately $10 million. These funds were generated in the Bank's market area and are primarily associated with the Bank's core depositors.

The Bank raises a substantial amount of funds through certificates of deposits of greater than $100. These deposits are usually at interest rates greater than other types of deposits and are more sensitive to interest rate changes. Historically, the Bank's cost of funds has been significantly less than its peer group. However, these certificates of deposits are usually more interest rate sensitive, and therefore at maturity their repricing could negatively impact the Bank's net interest margin without a corresponding increase in rates earned on its earning assets. See "Liquidity."

Asset/Liability Management

The Company defines interest rate sensitivity as the measurement of the mismatch in repricing characteristics of assets, liabilities and off-balance sheet instruments at a specified point in time. This mismatch, or interest rate sensitivity gap, represents the potential mismatch in the change in the rate of accrual of interest revenue and interest expense that would result from a change in interest rates. Mismatches in interest rate repricing among assets and liabilities arise primarily from the interaction of various customer businesses (i.e., types of loans versus the types of deposits maintained) and from management's discretionary investment and funds gathering activities. The Company attempts to manage its exposure to interest rate sensitivity; however due to its size and direct competition from major banks, mutual funds, community banks and other financial intermediaries it must offer products which are competitive in the market place even if such products are not optimum with respect to its interest rate exposure.

The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates.

To counter its asset sensitive interest rate position, the Bank entered into an interest rate "floor" in the amount of $10 million which expires in May 1999. The Bank has paid a fixed premium of $47 for which it will receive the amount of interest on $10 million based on the difference of 7% and prime when prime is less than 7%. This will protect the Bank against decreases in its net income when the prime decreases to less than 7%. Settlement is done quarterly and the Bank records the impact of this hedge on an accrual basis.

During 1995 and 1996, the Bank executed several transactions which are intended to mitigate its exposure to a decline in general market interest rates. The transactions involved the purchase of six U.S. Agency and mortgage backed securities for an aggregate cost of $30 million which were financed through the use of repurchase agreements. The repurchase agreements are shown as short-term borrowings on the Company's balance sheet. The securities are fixed rate and $7.1 million matures in November 1997, $10 million matures in May 1998, $7 million matures in July 1998, $1.4 million in November 2000, $2.3 million in June 2001 and $2.2 million in September 2001. The repurchase agreements interest rates range from 5.38% to 5.53% and mature through December 1996.

The following table quantifies the Company's interest rate exposure at September 30, 1996 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. Mortgage backed securities are included in the repricing schedule based upon their market determined prepayment speeds. At September 30, 1996, the Company was, as noted above, asset sensitive in the near term. This table displays a static view of the Company's interest rate sensitivity position and does not consider the dynamics of the balance sheet and interest rate movements.


DISTRIBUTION OF REPRICING OPPORTUNITIES
September 30, 1996
(dollars in thousands)
                                                    After three    After six    After one
                                          Within     months but   months but    year but      After
                                           three     within six   within one     within       five
                                          months       months        year      five years     years       Total
-------------------------------------------------------------------------------------------------------------------
Money market investments                  $1,500                                                         $1,500
Investment securities-taxable              1,034          $38        $1,084      $9,760        $497      12,413
Investment securities-non-taxable            445            0           250       1,602         606       2,903
Securities available for sale             14,963        3,069         2,200      31,852       3,880      55,964
Loans                                    164,371        1,904         3,145      13,614       8,049     191,083
-------------------------------------------------------------------------------------------------------------------
 Total earning assets                    182,313        5,011         6,679      56,828      13,032     263,863
-------------------------------------------------------------------------------------------------------------------
Interest checking, money market
  and savings                            105,673        -----         -----       -----       -----     105,673
Certificates of deposit:
  Less than $100                           8,015        2,416         3,351       1,112          62      14,956
  $100 or more                            33,896        8,880         9,429       1,182           0      53,387
Repurchase agreements                     22,756            0             0           0           0      22,756
Other borrowings                           2,500            0             0           0         570       3,070
-------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities      172,840       11,296        12,780       2,294         632     199,842
-------------------------------------------------------------------------------------------------------------------
Interest rate gap                            $9,473     ($6,285)      ($6,101)     $54,534     $12,400     $64,021
===================================================================================================================
Cumulative interest rate gap                 $9,473       $3,188      ($2,913)     $51,621     $64,021
=======================================================================================================
Interest rate gap ratio                        1.05         0.44          0.52       24.77       20.62
=======================================================================================================
Cumulative interest rate gap ratio             1.05         1.02          0.99        1.26        1.32
=======================================================================================================

The maturities and yields of the investment portfolio at September 30, 1996 are shown below:



MATURITY AND YIELDS OF  INVESTMENT  SECURITIES At September 30, 1996 (dollars in thousands)
                                                                               Maturity
                                               -------------------------------------------------------------------------
                                                                            After one year
                                    Carrying       Within one year        within five years         After ten years
                                     Value       Amount       Yield      Amount       Yield      Amount       Yield
------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                    $1,971        ----        ----      $1,971       6.71%        ----         ----
  U. S. Government Agencies          7,454      $2,000       5.25%       5,454        6.63        ----         ----
  State and municipal                2,903         695        7.64       2,208        7.72        ----         ----
  Mortgage backed                    2,469        ----        ----       2,469        7.90        ----         ----
  Other                                519        ----        ----        ----        ----        $519        6.00%
-------------------------------------------------------            ------------            ------------
    Total                           15,316       2,695                  12,102                     519
-------------------------------------------------------            ------------            ------------
Securities available for sale:
  U. S. Treasury                     4,019       3,015        7.18       1,004        6.42        ----         ----
  U.S. Government Agencies          42,167      13,034        5.36      29,133        6.21        ----         ----
  Mortgage backed                    5,904        ----        ----       5,896        6.55           8        0.00%
  Mutual funds                       3,874       3,874        5.38        ----        ----        ----         ----
-------------------------------------------------------            ------------            ------------
    Total                           55,964      19,923                  36,033                       8
-------------------------------------------------------            ------------            ------------
  Total                            $71,280     $22,618       5.67%     $48,135       6.48%        $527        6.00%
========================================================================================================================

The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at September
30, 1996. Approximately 82% of the commercial and real estate loan portfolio is priced with floating interest rates which limits the exposure to interest rate risk on long-term loans.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)
                                                         Balances maturing        Interest Rate Sensitivity
                                                --------------------------------------------------------------
                                                                                    Predeter-
                                 Balances at                  One                    mined        Floating
                                September 30,   One year     year to       Over     interest      interest
                                     1996       or less    five years  five years    rates          rates
--------------------------------------------------------------------------------------------------------------
Commercial                        $69,104      $42,148      $18,884      $8,072       $2,005         $67,099
==============================================================================================================
Real estate construction          $16,199      $14,730       $1,469        ----       $4,320         $11,879
==============================================================================================================
Real estate-other                 $74,638       $8,885      $30,183     $35,570      $22,327         $52,311
==============================================================================================================

The above table does not take into account the possibility that a loan may be renewed at the time of maturity. In most circumstances, the Company treats a renewal request in substantially the same manner in which it considers the request for an initial extension of credit. The Company does not have a policy to automatically renew loans.

Capital and Liquidity

Capital

The Company's book value per share was $11.75 and $11.02 on September 30, 1996 and December 31, 1995, respectively. The increase reflects net income per share of $1.19 less cash dividends per share of $.15, the impact of the change in the unrealized gain (loss) of assets held for sale and exercise of stock options. Shareholders' equity was $29.7 million and $26.7 million as of September 30, 1996 and December 31, 1995, respectively.

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

The capital of the Company and SJNB exceed the amount required by the various capital guidelines. The table below summarizes the various capital ratios of the Company and the Bank at September 30, 1996 and December 31, 1995.


Risk-based and Leverage Capital Ratios
(dollars in thousands)
Company                                       September 30, 1996    December 31, 1995
-------                                    -------------------------------------------------
Risk-based                                   Amount       Ratio       Amount       Ratio
                                          --------------------------------------------------
Tier 1 capital                               $24,779      11.51%      $21,589      11.34%
Tier 1 capital minimum requirement             8,608        4.00        7,617        4.00
                                          --------------------------------------------------
  Excess                                     $16,172       7.51%      $13,972       7.34%
                                          ==================================================
Total capital                                $27,486      12.77%      $24,046      12.63%
Total capital minimum requirement             17,215        8.00       15,233        8.00
                                          ==================================================
  Excess                                     $10,270       4.77%       $8,813       4.63%
                                          ==================================================
Risk-adjusted assets                        $215,194                 $190,417
                                          =============            =============

Leverage
Tier 1 capital                               $24,779       9.12%      $21,589       9.00%
Minimum leverage ratio requirement (1)        10,869        4.00        9,596        4.00
                                          --------------------------------------------------
  Excess                                     $13,910       5.12%      $11,993       5.00%
                                          ==================================================
Average total assets                        $271,736                 $239,899
                                          =============            =============

Bank
Risk-based
Tier 1 capital                               $23,880      11.10%      $20,819      10.94%
Tier 1 capital minimum requirement             8,605        4.00        7,614        4.00
                                          --------------------------------------------------
  Excess                                     $15,275       7.10%      $13,205       6.94%
                                          --------------------------------------------------
Total capital                                $26,585      12.36%      $23,275      12.23%
Total capital minimum requirement             17,209        8.00       15,228        8.00
                                         ---------------------------------------------------
  Excess                                      $9,376       4.36%       $8,047       4.23%
                                          ==================================================
Risk-adjusted assets                        $215,117                 $190,345
                                          =============            =============

Leverage
Tier 1 capital                               $23,880       8.80%      $20,819       8.67%
Minimum leverage ratio requirement (1)        10,858        4.00        9,607        4.00
                                          --------------------------------------------------
  Excess                                     $13,023       4.80%      $11,212       4.67%
                                          ==================================================
Average total assets                        $271,439                 $240,163
                                          =============            =============

(1) The required ratio is determined on an individual bank basis as a result of factors considered by the Company's and Bank's regulators. Amounts shown as the minimum requirements relate to the standards imposed by the FDIC in their determination of an "adequately capitalized" bank for their insurance premium determination.

Liquidity

Management strives to maintain a level of liquidity sufficient to meet customer requirements for loan funding and deposit withdrawals in an economically feasible manner. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan demand, capital expenditures, and prevailing and anticipated economic conditions. SJNB's business is generated primarily through customer referrals and employee business development efforts; however the Bank utilizes purchased deposits to satisfy temporary liquidity needs.

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks, short-term securities held to maturity and securities available for sale and loans held for sale, less short-term borrowings. At September 30, 1996, consolidated net liquid assets totaled $64 million or 22% of consolidated total assets as compared to $52 million or 21% of consolidated total assets on December 31, 1995. In addition to the liquid asset portfolio, SJNB also has available $12 million in lines of credit with five major commercial banks, a collateralized repurchase agreement with a maximum limit of $40 million (of which approximately $25 million has been utilized), a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $6 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 23% of total deposits on September 30, 1996 and 22% at December 31, 1995.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On September 30, 1996, approximately 35% of total consolidated assets had maturities under one year and 85% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity. There are no material commitments for capital expenditures in 1996, except for the renovation of the lower level of the Bank's primary facility at a cost of approximately $400 (of which $92 has been expended to date.

Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See the discussion regarding asset/liability management. Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1995 or the first nine months of 1996.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank is a party to any material pending legal proceedings other than as previously disclosed. Material legal proceedings were reported in the Form 10KSB for the year ended December 31, 1995, and Form 10QSB for the three months ended March 31, 1996 and June 30, 1996.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

         The following exhibits are filed as part of this report:

(2) a. The Plan of Acquisition and Merger by and between SJNB Financial Corp. and Business Bancorp (as amended) is hereby incorporated by reference to Annex A filed with Registration Statement on Form S-4, Amendment No. 2 Commission File No. 33-79874, filed with the Securities and Exchange Commission on August 3, 1994.

(2) b. The Stock Acquisition Agreement by and among San Jose National Bank, Astra Financial Inc. and Thomas D. Griffin, dated November 17, 1995, and related side letters dated December 14, are hereby incorporated by reference to Exhibit (2) b. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(3) a. The Certificate of Amendment to Articles of Incorporation filed June 17, 1988 and restated Articles of Incorporation are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(3) b. Amendments to the Registrant's bylaws dated February 28, 1996 and the Registrant's restated bylaws as of February 28, 1996 are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

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

*(10)m. The Registrant's  1996 Stock Option Plan is incorporated by reference to exhibit 99.1 of the Registrant's Form S-8 filed July 30, 1996.

*(10)n. Agreement  between James R. Kenny and SJNB Financial  Corp. and San Jose
     National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended March 31, 1996.

*(10)o. Agreement  between Eugene E. Blakeslee and SJNB Financial  Corp. and San
     Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended March 31, 1996.

(10) p. Systems Management Services Agreement by and between Systematics, Inc. and San Jose National Bank dated March 1, 1990, and amendments dated April 5, 1990, July 10, 1990 and January 27, 1992 are hereby incorporated by reference from Exhibit (10) g. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(10) q. Agreement for Item Processing Services by and between Datatronix Financial Services and San Jose National Bank dated April 13, 1992 is hereby incorporated by reference from Exhibit (10) m. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(10) r. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(10) s. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995 and September 21, 1995, for premises at 95 South Market Street, San Jose CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

(10) t. Sublease by and between Greater Unified Management Businesses, Inc. (d.b.a. as Logistics) and SJNB Financial Corp., dated January 15, 1996, and as amended March 19, 1996, for premises at 95 South Market Street, San Jose CA is hereby incorporated by reference to Exhibit (10) s. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended March 31, 1996.

(27) Financial Data Schedule.

*    Indicates management contract or compensation plan or arrangement.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SJNB FINANCIAL CORP.
                                  (Registrant)



Date:  November 12, 1996         S/J. Kenny
                             James R. Kenny
                             President and
                             Chief Executive Officer





Date: November 12, 1996          S/E. Blakeslee
                             Eugene E. Blakeslee
                             Executive Vice President and
                             Chief Financial Officer