Form 10KSB
period 1996-12-31
SJNB FINANCIAL CORP
filed 1997-02-13
CIK 721161

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                   (Mark One)
                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year ended December 31, 1996

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]

              For the Transition period from _______________to _______________

                         Commission File Number 0-11771

                              SJNB Financial Corp.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                California                                      77-0058227
  (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA                            95113
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number    (408) 947-7562

      Securities registered under Section 12(b) of the Exchange Act:        NONE

Securities registered under Section 12(g) of the Exchange Act:
                                Common Stock, no par value
--------------------------------------------------------------------------------
                                  (Title of class)

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

Issuer's revenues for its most recent fiscal year:   $25,374,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on a market value of $20.375 per share (the closing price of the Common Stock, as of February 5, 1997) was $45,265,294.

Number of shares of common stock outstanding as of February 5, 1997:
  2,580,182 shares

                      Documents incorporated by reference:
Portions of registrant's definitive proxy statement for Registrant's 1996 Annual
Meeting  of   Shareholders   (to  be  filed  pursuant  to  Regulation  14A)  are
incorporated by reference into Part III of this Report.

Transitional small business disclosure format:  Yes       No  X

                                TABLE OF CONTENTS

PART I

                                                                            Page
Item 1 - Business                                                              1

Item 2 - Properties                                                           11

Item 3 - Legal Proceedings                                                    11

Item 4 - Submission of Matters to a Vote of Security Holders                  12

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder        12
         Matters

Item 6 - Management's Discussion and Analysis or Plan of Operation            13

Item 7 - Financial Statements                                                 32

Item 8 - Changes in and Disagreements with Accountants on Accounting and      54
         Financial Disclosure

PART III

 Item 9 - Directors,  Executive  Officers,  Promoters and Control  Persons;   54
          Compliance  with Section 16(a) of the Exchange Act

 Item 10 - Executive Compensation                                             54

 Item 11 - Security Ownership of Certain Beneficial Owners and Management     54

 Item 12 - Certain Relationships and Related Transactions                     54

 Item 13 - Exhibits and Reports on Form 8-K                                   54

 Signatures                                                                   57

                                     PART I


ITEM 1.  BUSINESS

Certain statements in this Annual Report on Form 10-KSB include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County and in the semiconductor industry; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also the section included herein "Certain Additional Business Risks" and other risk factors discussed elsewhere in this report.


General

SJNB Financial Corp. ("Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated under the laws of the State of California on April 18, 1983. Its principal office is located at One North Market Street, San Jose, California 95113 and its telephone number is (408) 947-7562.

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

The Company provides commercial banking services principally through its subsidiary Bank and the Bank's Financial Services Division. As a bank holding company, the Company is authorized to engage in the activities permitted under the BHCA and regulations thereunder.


Service Area

The principal service area of SJNB includes San Jose and the surrounding areas, including most of Santa Clara County.


Employees

At December 31, 1996, SJNB had 76 full-time officers and employees and 15 part-time employees for a total of 81.1 employees on a full time equivalent basis. Certain of the Bank's officers are also officers of the Company. None of the Bank's employees are represented by a union. Management believes that employee relations are good.

Supervision and Regulation

         The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Bank cannot be predicted. Additionally, state and federal tax policies can impact banking organizations. Effective January 1, 1997, applicable California bank and corporation tax rates were reduced by 5% in order to keep California competitive with other western states.

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. In response to various business failures in the savings and loan industry and in the banking industry, in December 1991, Congress enacted, and the President signed into law, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revised the bank regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

Implementation of the various provisions of FDICIA is subject to the adoption of regulations by the various regulatory agencies, the manner in which the regulatory agencies implement those regulations and certain phase-in periods.

         Regulation and Supervision of Bank Holding Companies

The Company is a bank holding company subject to the BHCA . The Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company's subsidiaries. The costs of any examination by the FRB are payable by the Company.

The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See "Capital Standards." The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms."

Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the approval of the FRB.

The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company became able to acquire banks in states other than its home state beginning September 29, 1995 without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law).

The Interstate Banking and Branching Act also authorizes banks to merge across states lines, therefore creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to such act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching. California enacted legislation to "opt in" to the Interstate Banking and Branching Act provisions regarding interstate branching, allowing a state bank chartered in a state other than California to acquire by merger or purchase, at any time after effectiveness of the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 ("IBBA"), a California bank or industrial loan company which is at least five (5) years old and thereby establish one or more California branch offices. However, the IBBA prohibits a state bank chartered in a state other than California from entering California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California branch office. See the section entitled "Recently Enacted Legislation" for additional information.

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

Generally, a bank holding company and its subsidiaries are prohibited from engaging in tie-in arrangements in connection with the extension of credit, sale or lease of property or furnishing of services unless the FRB permits an exception to the tying prohibitions pursuant to exemption authority available to it under applicable law. The FRB, however, has adopted a rule, effective September 2, 1994, amending the anti-tying provisions to permit a bank or bank holding company to offer a lower price on a loan, deposit or trust service (traditional bank product), or on securities brokerage services, on the condition that the customer obtain a traditional bank product from an affiliate. Additionally, as of January 23, 1995, a bank holding company, or a nonbank subsidiary, may offer lower prices on any of its products or services on the condition that the customer obtain another product or service from such company or any of its nonbank affiliates, provided that all products offered in the package arrangement are separately available for purchase.

The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the California Superintendent of Banks (the "Superintendent"). Regulations have not yet been proposed or adopted, and no other steps have been taken, to implement the Superintendent's power under this statute.

         Bank Regulation and Supervision

As a national bank, the Bank is regulated, supervised and regularly examined by the Office of the Comptroller of the Currency ("OCC"). Deposit accounts at the Bank are insured by the Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum amount permitted by law. The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. The Bank is a member of the Federal Reserve System, and is also subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).

By comparison, California state-chartered banks are regulated by the Superintendent. Pursuant to AB 3351, which was adopted by the California legislature during 1996, all of the California state regulatory authorities for state-chartered depository institutions will be consolidated under a new state agency, the Department of Financial Institutions ("DFI") effective July 1, 1997. The newly created DFI combines the State Banking Department and the Department of Savings and Loan while regulatory oversight over industrial loan companies and credit unions will be shifted from the Department of Corporations to the DFI. During 1996, the California Interstate Banking and Branching Cleanup Act was enacted, which revised the Superintendent's assessment methodology for state-chartered banks in order to provide a better basis of comparison to the method used by the OCC. Under the new methodology, the average assessment for state banks will be approximately 39% of the OCC's annual charges for national bank supervision.

During 1996, the OCC adopted a regulation to revise and streamline its procedures with respect to corporate activities of national banks, to be effective December 31, 1996. These revised standards allow the OCC to approve, on a case-by-case basis, the entry of bank operating subsidiaries into a business incidental to banking, including activities in which the parent bank is not permitted to engage. Such a standard allows a national bank to conduct an activity approved for a bank holding company through a bank operating subsidiary such as acting as an investment or financial advisor, leasing personal property and providing financial advice to customers. In general, these new standards will be available to well-capitalized or adequately capitalized national banks.

         Capital Standards

The OCC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

In determining the capital level the Bank is required to maintain, the OCC does not, in all respects, follow generally accepted accounting principles ("GAAP") and has special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of the Bank. These rules are called Regulatory Accounting Principles ("RAP"). In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. Future changes in OCC regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. Additionally, as of April 1, 1995, for Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future will be limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 1996:


(amounts in thousands, except percentages)
--------------------------------------------------------------------------------
                                          Actual          Well       Minimum
                                    -----------------  Capitalized    Capital
                     The Company    Capital   Ratio       Ratio     Requirement
--------------------------------------------------------------------------------
Leverage                            $26,533      9.28%     5.0%         4.0%
Tier 1 Risk-based                    26,533     11.91      6.0          4.0
Total Risk- based                    29,333     13.17     10.0          8.0
                      The Bank
--------------------------------------------------------------------------------
Leverage                            $25,389      8.87%     5.0%         4.0%
Tier 1 Risk-based                    25,389     11.40      6.0          4.0
Total Risk-based                     28,187     12.66     10.0          8.0


Banking agencies have recently adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off balance sheet position) in evaluation of a bank's capital adequacy. This final rule does not codify a measurement framework for assessing the level of a bank's interest rate risk exposure. The information and exposure estimates collected through a new proposed supervisory measurement process, described in the banking agencies' joint policy statement on interest rate risk, would be one quantitative factor used to determine the adequacy of an individual bank's capital for interest rate risk. The focus of that proposed process is on a bank's economic value exposure. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements. Examiners also will consider qualitative factors, including the adequacy of the bank's internal interest rate risk management. The banking agencies intend for this case-by-case approach for assessing a bank's capital adequacy for interest rate risk to be a transitional arrangement.

The second step will consist of a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure. The banking agencies intend to implement this second step at some future date, after the banking agencies and the banking industry have gained more experience with the proposed supervisory measurement and assessment process.

         Prompt Corrective Action and Other Enforcement Mechanisms

FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of FDICIA. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

          "Well  capitalized"
           Total risk-based capital of 10%;
           Tier 1 risk-based capital of 6%; and
           Leverage ratio of 5%.

          "Adequately  capitalized"
           Total risk-based capital of 8%;
           Tier 1 risk-based capital of 4%; and
           Leverage ratio of 4%.

          "Undercapitalized"
           Total risk-based capital less than 8%;
           Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4%.

          "Significantly  undercapitalized"
           Total risk-based capital less than 6%;
           Tier 1 risk-based capital less than 3%; or Leverage ratio less than 3%.

          "Critically undercapitalized"
           Tangible equity to total assets less than 2%.

An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days, or obtain the concurrence of the FDIC in another form of action.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

         Safety and Soundness Standards

FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

In addition to the statutory limitations, FDICIA originally required the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. In 1994 FDICIA was amended to: (a) authorize the agencies to establish safety and soundness standards by regulation or by guideline for all insured depository institutions; (b) give the agencies greater flexibility in prescribing asset quality and earnings standards; and (c) eliminate the requirement that such standards apply to depository institution holding companies.

On July 10, 1995, the federal banking agencies published Interagency Guidelines Establishing Standards for Safety and Soundness. By adopting the standards as guidelines, the agencies retained the authority to require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

         Restrictions on Dividends and Other Distributions

The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

The payment of dividends by a national bank is further restricted by additional provisions of federal law, which prohibit a national bank from declaring a dividend on its shares of common stock unless its surplus fund exceeds the amount of its common capital (total outstanding common shares times the par value per share). Additionally, if losses have at any time been sustained equal to or exceeding a bank's undivided profits then on hand, no dividend shall be paid. Moreover, even if a bank's surplus exceeded its common capital and its undivided profits exceed its losses, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. A national bank must consider other business factors in determining the payment of dividends. The payment of dividends by the Bank is governed by the Bank's ability to maintain minimum required capital levels and an adequate allowance for loan losses. Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

         Premiums for Deposit Insurance and Assessments for Examinations

FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC also administers the Savings Association Insurance Fund ("SAIF"), which insures deposits in thrift institutions. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. On November 14, 1995 the Board of Directors of the FDIC adopted a resolution to reduce to a range of 0 to 27 basis points the assessment rates applicable to deposits assessable by the BIF for the semiannual assessment period beginning January 1, 1996. The new assessment schedule would retain the risk based characteristics of the current system. On November 26, 1996 the FDIC decided to continue in effect the current BIF assessment rate schedule.

The FDIC may make limited adjustments to the above rates not to exceed an increase or decrease of 5 basis points without public notice and comment rulemaking. The amount of an adjustment adopted by the Board is to be determined by the following considerations: (a) the amount of assessment revenue necessary to maintain the reserve ratio at the designated reserve ratio and (b) the assessment schedule that would generate such amount of assessment revenue considering the risk profile of BIF members. In determining the relevant amount of assessment revenue, the Board is to consider BIF's expected operating expenses, case resolution expenditures and income, the effect of assessments on BIF members' earnings and capital, and any other factors the Board may deem appropriate.

In 1996 Congress enacted the Deposit Insurance Funds Act ("Funds Act") in order to raise the level of SAIF reserves, and to reduce the possibility that bonds issued by the Financing Corporation ("FICO") would go into default. The FICO was a special purpose government corporation that issued $8.2 billion in bonds to recapitalize the Federal Savings and Loan Insurance Corporation. Interest on the FICO bonds was paid from the proceeds of assessments made on the deposits of SAIF members. Because of the almost $800 million needed to pay for the annual interest on the FICO bonds, the payments of SAIF members were not increasing the SAIF reserve to a sufficient level to allow the FDIC to reduce assessment rates (as had been done for BIF deposits), and SAIF members were employing certain strategies to either exit the system or transfer deposits to BIF coverage.

Pursuant to the Funds Act, the FDIC imposed a special one-time assessment on all institutions that held SAIF assessable deposits as of March 31, 1995 of an estimated 65.7 cents per $100 of SAIF assessable deposits. Certain discounts and exemptions from the assessment were available. For example, BIF-member banks that had acquired SAIF-insured deposits from thrifts were generally entitled to a 20% discount on the special assessment if the bank satisfied certain statutory thresholds (the bank's acquired SAIF deposits, as adjusted, must be less than half of its total domestic deposits). Furthermore, beginning January 1, 1997, all FDIC-insured institutions will be assessed to cover the interest payments due on FICO bonds. For calendar years 1997 through 1999, BIF members will pay one-fifth the rate SAIF members will pay, and beginning in 2000 both types of institutions will pay the same rate. BIF members will be required to pay a FICO assessment of approximately 1.3 basis points for the first semiannual FICO assessment in 1997.

The Funds Act also authorized the FDIC to rebate assessments paid by BIF members if the BIF has reserves exceeding its designated reserve ratio of 1.23 percent of total estimated insured deposits. The adjusted BIF balance was approximately $26 billion on June 30, 1996, a reserve ratio of 1.30 percent. The FDIC has expressed its view that the long-term needs of the BIF are a factor in setting the effective average BIF assessment rate, and that the FDIC is uncertain whether the current favorable conditions represent a long-term trend.

         Community Reinvestment Act and Fair Lending Developments

The  Bank  is  subject  to  certain  fair  lending  requirements  and  reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.

In 1996, new compliance and examination guidelines for the CRA were promulgated by each of the federal banking regulatory agencies, fully replacing the prior rules and regulatory expectations with new ones ostensibly more performance based than before to be fully phased in as of July 1, 1997. The guidelines provide for streamlined examinations of smaller institutions.

         Recently Enacted Legislation

On September 29, 1995 the IBBA became effective. The IBBA implemented the federal Interstate Banking and Branching Act. The main features of this legislation are: (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing 5 year old California bank or industrial loan company by merger or purchase; (b) California state-chartered banks will be empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states; and (c) the Superintendent will be authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Superintendent finds that the transaction is consistent with public convenience and advantage. The legislation also contains extensive provisions governing intrastate and interstate: (a) intra-industry sales, mergers and conversions between banks and between industrial loan companies and (b) inter-industry transactions involving banks, savings associations and industrial loan companies.

During 1996, new federal legislation amended the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conversation and Recovery Act ("RCRA") to provide lenders and fiduciaries with greater protections from environmental liability. The definition of "owner or operator" under CERCLA has been amended to exclude a lender who: (i) holds indicia of ownership in a property primarily to protect its security interest, but does not participate in the property's management or (ii) forecloses on a property, or, after foreclosure, sells, re-leases (in the case of a lease finance transaction), or liquidates the property, maintains business activities, winds up operations, undertakes a response under CERCLA, or takes measures to preserve, protect or prepare property prior to sale or disposition, so long as the lender did not participate in the property's management prior to sale. In order to preserve these protections, a lender who forecloses on property must seek to sell, re-lease, or otherwise divest itself of the property at the earliest practicable, commercially reasonable time, and on reasonable terms. "Participation in management" is defined as actual participation in the management or operational affairs of the facility, not merely having the capacity to influence or the unexercised right to control operations. Similar changes have been made in RCRA.

The California legislature adopted a similar bill to provide that, subject to numerous exceptions, a lender acting in the capacity of a lender shall not be liable under any state or local statute, regulation or ordinance, other than the California Hazardous Waste Control Law, to undertake a cleanup, pay damages, penalties or fines, or forfeit property as a result of the release of hazardous materials at or from the property. Under this bill a lender which had not participated in the management of the property prior to foreclosure may take actions similar to those set forth in the CERCLA and RCRA amendments without losing its immunity from liability. To preserve that immunity, after foreclosure, the lender must take commercially reasonable steps to divest itself of the property in a reasonably expeditious manner.

         Pending Legislation

There are a number of pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities," including insurance companies and securities firms. Glass-Steagall reform will likely be affected by a bank insurance powers case decided during 1996 by the U.S. Supreme Court, which gives national banks greater opportunities to sell traditional insurance products, such as life, automobile, and property and casualty policies. In a similar recent case, the Court upheld an OCC determination that national banks may sell annuities.

Certain other pending  legislative  proposals  include bills to free withdrawals
from  individual   retirement   accounts  from  penalties  for  first-time  home
purchasers and other purposes and eliminate most CRA reporting requirements.

While the effect of such proposed legislation and regulatory reform on the business of financial institutions cannot be accurately predicted at this time, it seems likely that a significant amount of consolidation in the banking industry will continue to occur throughout the remainder of the decade.

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

SJNB competes for loans and deposits with these major banks, as well as with savings and loan associations, thrift and loans, credit unions, brokerage companies, mortgage companies, insurance companies, and other lending sources which have provided significant competition for banks with respect to deposits. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue. Other entities, both governmental and private, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits.

At present there are approximately 202 banking offices in the geographic area served by SJNB, including offices of major chain banks and other independent banks. There are also approximately 173 offices of savings and loan associations, credit unions and other financial institutions in the service area of SJNB.

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

The Bank's Financial Services Division also competes with many of the major banks and the independent banks within in its marketing area. It also competes with companies solely in the factoring business. Such companies may offer products and services which traditionally are not offered by banking institutions.

The enactment of the Interstate Banking and Branching Act as well as the IBBA will likely increase competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.


Certain Additional Business Risks

The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary from the Company's anticipated future results.

Shares of the Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which approximately 2,571,000 shares were outstanding at December 31, 1996. Pursuant to its stock option plans, at December 31, 1996, the Company had outstanding options to purchase an aggregate of 252,518 shares of Company Common Stock. As of December 31, 1996, 231,540 shares of Company Common Stock remained available for option grants under the stock option plans. Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of the Common Stock.

The Company has previously announced its intention to pursue acquisitions of other financial institutions from time to time where such acquisitions are believed by the Company to enhance shareholder value or satisfy other strategic objectives of the Company. Other acquisitions, if any, could be accomplished by the issuance of additional shares of Company Common Stock or other securities convertible into or exercisable for such Common Stock.

The loan portfolio of the Company is dependent on real estate. At December 31, 1996, real estate served as the principal source of collateral with respect to approximately 54% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available for sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

The Bank is subject to certain operational risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Bank maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that was not prevented or detected by the Company's internal controls, or that was uninsured or in excess of the applicable insurance limits, it could have a significant negative impact on the Company's financial condition or results of operations.


Statistical Data

Certain consolidated statistical information concerning the business of the Company appears on pages 13 through 31 under the caption "Management's Discussion and Analysis or Plan of Operation" and in the Company's Consolidated Financial Statements on pages 32 through 53. Ratios relating to the Company's Return on Equity and Assets appear on page 14. The section entitled "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's Consolidated Financial Statements.


ITEM 2:  PROPERTIES

The Company shares common quarters with SJNB's only office at One North Market Street, San Jose, California. Purchased by the Bank in 1985, the building consists of approximately 24,000 square feet of basement, ground floor and second floor space and is constructed and equipped to meet prescribed security requirements.

In addition, the Bank assumed BB's lease for approximately 12,000 square feet located at 95 South Market Street, San Jose, California. Approximately 9,000 square feet is currently being occupied by two third party tenants under subleases which expire upon termination of the original BB lease. The remaining space is being occupied by the Bank's Financial Services Division.

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


ITEM 3:  LEGAL PROCEEDINGS

Other than as set forth below, neither the Company or the Bank is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of the Bank's business and incidental to its business, none of which are expected to have a material adverse impact upon the Company's business, financial position or results of operations.

The Bank has been named as a defendant in a lawsuit filed in the Santa Clara County Superior Court (which has subsequently been remanded to U. S. Bankruptcy Court jurisdiction) by Giannotta Properties, Inc. (the "Borrower"). The Borrower had borrowed money from the Bank and had given the Bank a security interest in certain real property as security for the loan. The Borrower defaulted on the loan, the Bank declared a default and the foreclosure trustee conducted a foreclosure sale of the real property on January 17, 1995. The property was purchased at the foreclosure sale by a third party. The Bank recovered the full amount owed to it by the borrower. On January 18, 1995, the Borrower filed suit against the Bank, the foreclosure trustee, the third party property purchaser, and various other parties, alleging, among other things, a claim that the foreclosure sale was improperly conducted. On December 20, 1996, the Borrower filed thier first amended complaint which alleged "about $5.0 million" in damages as a result of the conduct described in its claims, which amount appears to be unsubstantiated by the Borrower's pleadings. The litigation is in the initial pleading stages, virtually no discovery has been conducted and the Bank has answered the First Amended Complaint on February 10, 1997 denying all causes of action. Insufficient information exists to make a determination of the Bank's exposure for damages, if any. The Bank intends to vigorously defend this lawsuit.

During 1995, the Bank (along with Comerica Bank-California, Santa Clara Land Title and three principals of Century Loan Corporation) was served with a civil complaint in a class action lawsuit filed in the Superior Court of Santa Clara County, California. The lawsuit stemmed from the failure of Century Loan, a real estate investment company now in bankruptcy, that borrowed approximately
$750,000 from the Bank during 1994. Plaintiffs were persons who invested in deeds of trust sold by Century Loan. Their complaint alleged that they were defrauded by Century Loan and its principals and that the Bank and other defendants aided and abetted a fraudulent Ponzi scheme by the principals of Century Loan.

The Court granted class certification to the Plaintiffs in December 1995, permitting them to proceed on behalf of all Century Loan investors. On November 26, 1996, the Court granted summary judgment in favor of the Bank on all of the Plaintiff's claims against it. The Court found no evidence that the Bank had participated in any conspiracy with or aided and abetted Century Loan. On December 4, 1996, the Court entered judgment in favor of the Bank, dismissing the Plaintiffs' claims. Plaintiff's motion for a new trial was denied on January 27, 1997.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 5, 1997, the Company had 2,580,182 shares of Common Stock outstanding, held by approximately 1,800 beneficial shareholders. The Company's Common Stock is listed on the NASDAQ National Market System under the symbol "SJNB." The market makers of the common stock are: Sutro & Co., Hoefer & Arnett, Incorporated, Dean Witter Reynolds, Inc., Sandler O'Neill & Partners, Van Kasper & Co., Inc., Torrey Pines Securities Inc., Herzog, Heine, Geduld, Inc. and Wedbush Morgan Securities Inc.


Stock Price

The following sets forth the high and low sales prices for the Company's Common Stock during the periods indicated, as reported by NASDAQ, and the per share cash dividends declared on the Common Stock. Prices are without retail mark-up, mark-down or commissions.


QUARTERLY COMMON STOCK PRICE
-----------------------------------------------------------
                                 Price
                            of Common Stock       Cash
                            High       Low      Dividends
-----------------------------------------------------------
          1995
-----------------------------------------------------------
First Quarter               $8.13     $7.25       -----
Second Quarter               9.38      7.75       $0.09
Third Quarter               11.75      9.13       -----
Fourth Quarter              14.50     11.00        0.12
-----------------------------------------------------------
          1996
-----------------------------------------------------------
First Quarter               14.38     13.13       -----
Second Quarter              16.88     14.00        0.15
Third Quarter               19.38     17.00       -----
Fourth Quarter              20.88     18.75        0.18
-----------------------------------------------------------
          1997
-----------------------------------------------------------
First Quarter (through
February 5, 1997)           20.87     18.75       -----

The Company's Board of Directors considers the advisability and amount of proposed dividends each year. Future dividends will be determined in light of the Company's earnings, financial condition, future capital funds, regulatory requirements and such other factors as the Board of Directors may deem relevant. The Company's primary source of funds for payment of dividends to its shareholders will be receipt of dividends and management fees from the Bank. The payment of dividends by banks is subject to various legal and regulatory restrictions. See "Business - Supervision and Regulation Restrictions on Dividends and Other Distributions."

During 1993, the Company commenced a policy to pay semi-annual dividends to its shareholders. It is the intention of the Company to continue semi-annual dividend payments in May and December or more frequently as the Board may determine, subject to financial results and other factors which could limit or restrict dividends as more fully discussed elsewhere herein.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this Annual Report on Form 10-KSB include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statement. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County and in the semiconductor industry; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also the section included herein "Business - Certain Additional Business Risks" and other risk factors discussed elsewhere in this report.

Dollars are in thousands in the text, except per share amounts or as otherwise noted.


The following presents selected financial data and ratios for the five years ended December 31, 1996:

(dollars in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------
                                                               As of and for the Years Ended December 31,
STATEMENT OF OPERATIONS DATA :                     1996            1995            1994            1993           1992
----------------------------------------------------------------------------------------------------------------------------
Net interest income                               $16,468         $14,295          $9,749          $7,163         $5,866
Provision for possible loan losses                   (190)         (1,045)           (600)           (625)          (698)
Other income                                          846             966             744             682            527
Other expenses                                     (9,635)         (8,797)         (6,676)         (5,276)        (4,645)
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                          7,489           5,419           3,217           1,944          1,050
Income taxes                                        3,198           2,395           1,354             758            345
---------------------------------------------------------------------------------------------------------------------------
Net income                                         $4,291          $3,024          $1,863          $1,186           $705
============================================================================================================================
PER SHARE DATA:
----------------------------------------------------------------------------------------------------------------------------
Net income per share                                $1.63           $1.20           $1.00           $0.70          $0.43
Dividends per share                                   .33             .21             .16             .14           ----
Shareholders' equity per share                      12.14           11.02            9.92            9.86           9.28
Tangible shareholders' equity per share             10.40            9.06            7.84            9.86           9.28
============================================================================================================================
BALANCE SHEET DATA:
----------------------------------------------------------------------------------------------------------------------------
Balance sheet totals-end of year:
  Assets                                         $309,403        $252,195        $205,949        $127,967       $107,357
  Loans                                           198,627         170,800         149,407          97,958         77,001
  Deposits                                        244,639         196,692         180,287         109,712         91,432
  Shareholders' equity                             31,205          26,658          23,442          16,064         15,084
Average balance sheet amounts:
  Assets                                         $274,868        $222,913        $153,717        $117,627       $100,382
  Loans                                           183,367         152,820         112,818          84,457         72,009
  Earning assets                                  251,156         202,996         140,445         106,999         91,169
  Deposits                                        217,716         183,282         133,897         100,899         84,663
  Shareholders' equity                             28,288          24,898          18,210          15,551         14,701
============================================================================================================================
SELECTED RATIOS:
----------------------------------------------------------------------------------------------------------------------------
Return on average equity                             15.17%          12.15%          10.23%           7.63%          4.80%
Return on average assets                              1.56            1.36            1.21            1.01            .70
Efficiency ratio (non-interest expense
 as a percentage of total revenues                   55.65           57.64           63.62           67.25          72.66
Dividend payout ratio                                19.30           16.67           17.18           19.22           ----
Average equity to average assets                     10.29           11.17           11.85           13.22          14.65
Leveraged capital ratio                               9.28            9.00            9.33           12.02          14.94
Nonperforming loans to total loans                     .27             .52            3.67            3.75           1.85
Net chargeoffs to average loans                        .04             .33            1.11             .14           1.88
Allowance for loan losses to total loans              2.02            2.25            2.22            2.10           2.02
Allowance for loan losses to
  nonperforming loans                                  733             430              60              56            109
============================================================================================================================



The purpose of the following discussion is to address information pertaining to the financial condition and results of operations of the Company that may not be apparent from a review of the consolidated financial statements and related notes. It also incorporates certain statistical information that is required by Industry Guide 3 promulgated by the Securities and Exchange Commission. The discussion should be read in conjunction with the aforementioned consolidated financial statements, as found on pages 32 through 53. Dollars are in thousands in the text, except as otherwise noted. The interest earned and yields on nontaxable securities have been adjusted to a fully-taxable equivalent basis for all financial information presented in this Item 6.

Merger with Business Bancorp (BB)

On October 1, 1994, the Company completed the purchase of BB. Because the acquisition was accounted for as a purchase, BB's results of operations for the period prior to the acquisition have not been included in the Company's results of operations. The impact of the changes in the Company are discussed below. See "Financial Review," "Financial Condition and Earning Assets," "Funding," "Asset/Liability Management" and "Capital and Liquidity."


Financial Review

         Earnings Summary

For the year ended December 31, 1996, the Company reported net income of $4.3 million or $1.63 per share as compared to net income of $3.0 million or $1.20 per share in 1995 (a 42% increase). Net income for the year increased substantially over that of a year ago primarily due to the increase of $2.2 million in net interest income and a decrease in the provision for loan losses of $855. The increase in net interest income and the reduction in the provision for loan losses was offset by an increase in expenses which are primarily related to the increase in volumes.

As of December 31, 1996, consolidated assets were $309 million, net loans were $195 million, and deposits were $245 million. Total consolidated assets have increased $57 million from $252 million a year ago, representing a 23% increase. Loan and deposit growth was generated by increased marketing and business development efforts of the Bank.

         Net Interest Income and Margin

Net interest income is the principal source of the Company's operating earnings. Significant factors affecting net interest income are rates, volumes and mix of the loan investment and deposit portfolios.

The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin for the three years ended December 31, 1996.



AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands)
                                                  1996                        1995                         1994
----------------------------------------------------------------------------------------------------------------------------
                                                           Average                      Average                     Average
                                      Average              Yield/   Average             Yield/   Average             Yield/
Assets                                Balance    Interest   Rate    Balance  Interest    Rate    Balance   Interest   Rate
----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans, net (1)                     $183,367    $20,422    11.14%  $152,820 $18,016    11.79%  $112,818  $11,517   10.21%
  Securities held to maturity:
    Taxable (2)                        12,356        813     6.58     12,122     757     6.25      7,846      406    5.18
    Nontaxable (3)                      2,866        227     7.91      2,601     201     7.71      1,894      142    7.48
  Securities available for sale (4)    47,666      2,907     6.10     30,619   1,847     6.03     10,866      520    4.79
  Money market investments              4,901        258     5.26      4,834     280     5.79      7,021      303    4.31
Interest rate hedging instruments        ----         (9)    ----       ----    ----     (43)       ----       77    ----
-----------------------------------------------------------        --------------------         -------------------
      Total interest-earning assets   251,156     24,618     9.80    202,996  21,057    10.37    140,445   12,965    9.23
-----------------------------------------------------------        --------------------         -------------------
Allowance for possible loan losses     (3,980)                        (3,574)                     (2,677)
Cash and due from banks                15,944                         11,668                       8,367
Bank premises and equipment, net        3,606                          3,356                       2,614
Other real estate owned                   476                          1,213                       1,216
Accrued interest receivable and
  other assets                          2,760                          2,466                       1,716
Core deposit intangibles and            4,906                          4,788                       2,036
goodwill
------------------------------------------------                   ----------                   ----------
      Total                          $274,868                       $222,913                    $153,717
================================================                   ==========                   ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand           $41,322      1,155     2.79    $30,915   1,158     3.74    $14,399      334    2.32
    Money market and savings           60,833      2,035     3.35     51,654   1,751     3.39     39,919    1,202    3.01
    Certificates of deposit:
      Less than $100                   14,628        802     5.48     15,519     826     5.32     13,245      516    3.89
      $100 or more                     46,794      2,608     5.57     40,305   2,232     5.54     27,668    1,091    3.94
-----------------------------------------------------------        --------------------         -------------------
        Total certificates of          61,422      3,410     5.55     55,824   3,058     5.48     40,913    1,607    3.93
         deposit
-----------------------------------------------------------        --------------------         -------------------
Other short-term borrowings            24,467      1,459     5.96     11,663     716     5.88        272       16    5.88
-----------------------------------------------------------        --------------------         -------------------
       Total interest-bearing         188,044      8,059     4.29    150,056   6,683     4.45     95,503    3,159    3.31
        liabilities
-----------------------------------------------------------        --------------------         -------------------
Noninterest-bearing demand             54,139                         44,889                      38,666
Accrued interest payable and
  other liabilities                     4,397                          3,070                       1,338
------------------------------------------------                   ----------                   ----------
      Total liabilities               246,580                        198,015                     135,507
------------------------------------------------                   ----------                   ----------
Shareholders' equity                   28,288                         24,898                      18,210
================================================                   ==========                   ==========
       Total                         $274,868                       $222,913                    $153,717
================================================-----------        ==========----------         ==========---------
Net interest income and margin (5)               $16,559     6.59%           $14,374     7.08%             $9,805    6.98%
=====================================           ===================          ===================          ==================

 (1) Includes amortized loan fees of $1,018 for 1996, $1,123 for 1995 and $1,028 for 1994. Nonperforming loans have been included in average loan balances.
 (2) Includes dividend income of $31 received in 1996, $30 in 1995 and $18 in 1994.
 (3) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($91 in 1996, $81 in 1995 and $57 in 1994).
 (4) Includes dividend income of $217, $233 and $195 received in 1996, 1995 and 1994, respectively.
 (5) The net interest margin represents the net interest income as a percentage of average earning assets.


The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 1996 and 1995:


VOLUME/RATE ANALYSIS
(dollars in thousands)
                                                      1996 vs. 1995                             1995 vs. 1994
----------------------------------------------------------------------------------------------------------------------------
                                                   Increase (decrease)                        Increase (decrease)
                                                     due to change in                           due to change in
-----------------------------------------------------------------------------------------------------------------------------
                                         Average        Average          Net          Average         Average        Net
                                          Volume          Rate          Change        Volume         Rate (2)       Change
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (1)                               $3,326          $(920)        $2,406         $4,524          $1,975        $6,499
  Securities:
    Taxable                                   15             41             56            255              96           351
    Nontaxable                                21              5             26             46               3            49
    Available for sale                     1,039             21          1,060          1,161             166         1,327
  Money market investments                     4            (26)           (22)           219            (242)          (23)
-----------------------------------------------------------------------------------------------------------------------------
     Total interest income                 4,405           (879)         3,526          6,205           1,998         8,203
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest checking                          (12)             9             (3)           536             288           824
  Money market and savings                   307            (23)           284            384             165           549
  Certificates of deposits:
    Less than $100                           (51)            27            (24)            99             211           310
    $100 or greater                          361             15            376            606             535         1,141
  Other short-term borrowings                733             10            743            700            ----           700
-----------------------------------------------------------------------------------------------------------------------------
      Total interest expense               1,338             38          1,376          2,325           1,199         3,524
-----------------------------------------------------------------------------------------------------------------------------
Interest rate hedging instruments           ----             34             34           ----            (120)         (120)
-----------------------------------------------------------------------------------------------------------------------------
Change in net interest income             $3,067          $(883)        $2,184         $3,880            $679        $4,559
=============================================================================================================================

(1) The effect of the change in loan fees is included as an adjustment to the average rate.
(2) Included in the average rate column for interest income on loans is $588 of interest income on a cash basis of which $420 pertains to prior periods.

Consolidated net interest income (on a fully taxable equivalent basis) was $16.6 million in 1996, as compared to $14.4 million in 1995. The $2.2 million increase in net interest income during 1996 was due primarily to an increase in the volume of earning assets. The Bank's net interest margin for 1996 was 6.59%, as compared to 7.08% in 1995. The decrease in the net interest margin was primarily due to: (i) the receipt of substantial interest income on a cash basis in 1995 (approximately $588) for loans that had been on nonaccrual status; (ii) the impact of the declining interest rate environment in 1996; and (iii) the impact of the competitive market and the resulting pressure on loan interest rates. The Bank's average prime was 8.27% in 1996, as compared to 8.83% in 1995. In a declining rate environment, the Company must generally increase its earning assets in order to maintain net interest income growth.

Consolidated net interest income was $14.4 million in 1995, as compared to $9.8 million in 1994. The $4.6 million increase in net interest income during 1995 was due primarily to an increase in the volume of earning assets. The acquisition of BB added approximately $52 million in average earning assets for 1995, while the remainder of the growth of approximately $11 million was achieved through the success of the Bank's marketing efforts. The Bank's net interest margin for 1995 was fairly consistent with that in 1994 (7.08% in 1995 as compared to 6.98% in 1994). Two factors affected this result. First, the Bank received substantial interest income on a cash basis in 1995 (approximately $588) for loans that had been put on nonaccrual status in prior years. This had a significant positive impact on 1995's net interest margin. Offsetting this increase was the impact of the competitive market and the resulting pressure on loan interest rates and related loan fees.

Loan fees contributed 5.0% of loan portfolio interest during 1996, 6.2% in 1995 and 8.9% in 1994. This decline in the proportion of loan fees to total loan interest is due mainly to the increase in the competitive atmosphere relating to loan pricing, the overall level of interest rates and the higher proportion of SBA loans included in the loan portfolio (SBA loans have lower origination fees).

Interest expense in 1996 was $8.1 million as compared to $6.7 million in 1995. This was mainly due to the increase in volumes. Actual interest expense rates declined from 4.45% in 1995 to 4.29% in 1996 (this compares to a decrease in the yields on earning assets of 10.37% in 1995 to 9.80% in 1996). The smaller decline in interest expense compared to yields represents the impact of increased competition for the source of bank deposits.

A substantial portion of the Bank's deposits (an average of 25% in 1995, 24% in 1996 and 29% in 1994) are non interest-bearing and therefore do not reprice when interest rates change. See "Funding." This is somewhat ameliorated by a significant amount of corporate account balances which are tied to earnings credits and utilized to offset bank service costs.

Due to the nature of the Company's lending markets in which loans are generally tied to the prime rate, an increase in interest rates should positively affect the Company's future earnings, while a decline in interest rates would have a negative impact. The declining interest rate environment during 1996 has had a negative impact on net interest income. Should the trend of declining interest rates continue, the Bank could experience an additional increase in its cost of funds relative to the yields earned on its earning assets and a decrease in its net interest margin.

The Company's net interest margin for the periods presented is high relative to its peer group, mainly due to its high proportion of non interest-bearing deposits and the impact of the Bank's Financial Services Division.

Net interest income also reflects the impact of nonperforming loans. The effect of nonaccrual loans on interest income at December 31, 1996, 1995 and 1994 is set forth in the following table:


NEGATIVE IMPACT OF NONACCRUAL LOANS
(dollars in thousands)                   For the Years
                                      Ended December 31,
-----------------------------------------------------------
                                      1996   1995    1994
-----------------------------------------------------------
Interest revenue which would have
been recorded under original terms     $35   $111    $359
Interest revenue actually realized      29     11     121
-----------------------------------------------------------
Negative impact on interest revenue     $6   $100    $238
===========================================================

This table does not reflect the cash basis interest received on several significant loan collections during 1995, as such loans were not classified as nonaccrual as of the end of the year. The impact of such loans, which are not included in the above table, was significant in 1995. Approximately $588 of interest income was recognized in 1995 on collection of certain loans classified nonaccrual, which resulted in a 29 basis point impact on the net interest margin.

              Provision for Possible Loan Losses

The level of the allowance for possible loan losses (and therefore the related provision) reflects the Company's judgment as to the inherent risks associated with the loan, factoring and lease portfolios. Since estimates of the adequacy of the Company's allowance for possible loan losses are based on foreseeable risks, such judgments are subject to change based on changing circumstances. Based on management's current evaluation of such risks, as well as, judgments of the Company's regulators, additions of $190, $1.0 million and $600 were made to the allowance for possible loan losses in 1996, 1995 and 1994, respectively. Management's determinations of the provision in 1996, 1995 and 1994 were based on the measurement of the possibility of future estimated loan losses through various objective and subjective criteria and the impact of net chargeoffs. Please refer to the section entitled "Loan Portfolio" for a detailed discussion of asset quality and the allowance for possible loan losses.

Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 1996 and 1995.

OTHER INCOME
(dollars in thousands)
                           1996               1995
-----------------------------------------------------------
                      Amount  Percent   Amount    Percent
-----------------------------------------------------------
Depositor service
  charges              $551      65.13%   $553      57.25%
Other operating
  income                437      51.65     456      47.20
Net loss on
  securities
available   for sale   (142)    (16.78)    (43)     (4.45)
-----------------------------------------------------------
    Total              $846     100.00%   $966     100.00%
===========================================================

Other income totaled $846 in 1996, which is a decrease of $120 over $966 in 1994. This decrease is due to the recognition of $142 of securities losses during 1996.

              Other Expense

The components of other expense and the percentage of each component of average assets are set forth in the following table for the years ended December 31, 1996 and 1995.

OTHER EXPENSE AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
                             1996               1995
-----------------------------------------------------------
                       Amount    Percent   Amount   Percent
-----------------------------------------------------------
Salaries and benefits  $5,517      2.01%   $4,339    1.95%
Occupancy                 702       .26       740     .33
Data processing           554       .20       458     .20
Amortization of core
  deposit intangibles
  and goodwill            499       .18       569     .26
Legal and
professional   fees       369       .13       476     .21
Business promotion        365       .13       314     .14
Client services           247       .09       247     .11
Advertising               236       .09       186     .08
Directors' fees and       219       .08       239     .11
  costs
Stationery and            183       .07       180     .08
supplies
Loan and collection       151       .05       215     .10
Regulators'                72       .03       283     .13
  assessments
Net cost of other
real   estate owned       (48)     (.02)       45     .02
Other                     569       .21       506     .23
----------------------------------------------------------
     Total             $9,635      3.51%   $8,797    3.95%
===========================================================

Other expenses increased approximately $838 or 9.5% in 1996 as compared to 1995. This is primarily related to the increase in salaries and benefits due to the January 1996 acquisition of Astra Financial Corp., staff growth related to the increased level of Bank's business activity and an increase in the provision for incentive payments for exceeding predefined goals. Business promotion and advertising expenses rose due to increased competitive pressures. In addition, the Bank made significant investments in technology to support the continued productivity of its staff. Amortization of core deposit intangibles is based on a declining balance method, and as such, the amount charged to expense will decline each year.

The FDIC reduced its premium on insurable deposits effective June 1995 from 23 cents per $100 of deposits to 4 cents. This resulted in savings to the Bank of $216 for 1996. Currently the premium on insurable deposits is 1.3 cents per $100 of insured deposits. In addition, as the Bank's credit quality continued to improve in 1996, there were significant reductions in its related cost, such as legal and professional fees, loan and collection expense and the net costs of other real estate owned, totaling $264.

Other expenses increased approximately $2.1 million or 32% in 1995 as compared to 1994. The increase is primarily related to the acquisition of BB and other growth in loans and deposits and increases in salaries and benefits which relates to several staff additions for business development and the provision for incentive payments for exceeding predefined goals. In addition, other expense includes approximately $569 of amortization of goodwill and core deposit intangibles relating to the acquisition of BB as compared to $166 in 1994. The impact of the reduction in FDIC premiums in 1995 resulted in savings to the Bank of approximately $190.

              Income Taxes

The effective tax rate was 43% in 1996 and 44% in 1995. The lower effective tax rate in 1996 was primarily due to the reduction in the amount and proportion of the amortization of nondeductible portion of intangibles to pretax income arising in connection with the purchase of BB and Astra Financial Corp.

              Quarterly Income

The unaudited consolidated income statement data of the Company and the Bank, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth therein. The results of operations are not necessarily indicative of results for any future period. The following table shows the Company's unaudited quarterly income statement data for the years 1996 and 1995:


UNAUDITED QUARTERLY INCOME STATEMENT DATA
 (dollars in thousands, except per share amounts)

                                   First quarter        Second quarter          Third quarter        Fourth quarter
------------------------------------------------------------------------------------------------------------------------
                                 1996       1995       1996        1995       1996       1995       1996       1995
------------------------------------------------------------------------------------------------------------------------
Net interest income              $3,921    $3,322     $4,019      $3,772      $4,228    $3,563     $4,300     $3,638
Provision for possible loan         (20)     (210)       (30)       (500)        (50)     (180)       (90)      (155)
losses
Other income                        260       256        173         186         182       278        231        246
Other expenses                   (2,473)   (2,186)    (2,340)     (2,196)     (2,423)   (2,225)    (2,399)    (2,190)
------------------------------------------------------------------------------------------------------------------------
Income before income taxes        1,688     1,182      1,822       1,262       1,937     1,436      2,042      1,539
Income taxes                       (729)     (531)      (778)       (561)       (817)     (629)      (874)      (674)
-----------------------------------------------------------------------------------------------------------------------
Net income                         $959      $651     $1,044        $701      $1,120      $807     $1,168       $865
========================================================================================================================
Net income per share              $0.37     $0.27      $0.40       $0.29       $0.42     $0.32      $0.44      $0.34
========================================================================================================================



The Company reported net income of $1,168 for the quarter ended December 31, 1996 compared with net income of $865 for the fourth quarter of 1995. The results for the fourth quarter of 1996 as compared to the same quarter a year ago reflect an increase in volume of earning assets ($264 million in 1996 compared to $224 million in 1995).


Financial Condition and Earning Assets

              Money Market Investments

Money market investments, which include federal funds sold and other short-term investments were $19.8 million at December 31, 1996 as compared to $3.2 million at December 31, 1995. This increase relates to the growth in the Bank's liquidity relating to the increase in non-interest bearing deposits.

The average balance of money market investments, which include federal funds sold and liquid money market investments, was $4.9 million in 1996 and $4.8 million in 1995. These balances represented 2% and 3% of average deposits for 1996 and 1995, respectively. They are maintained primarily for the short-term liquidity needs of the Bank. See "Capital and Liquidity."


              Securities

The following table shows the book value composition of the securities portfolio at December 31, 1996, 1995 and 1994. At December 31, 1996 there were no issuers of securities for which the aggregate book value of securities of such issuer held by the Bank exceeded 10% of the Company's shareholders' equity.

INVESTMENT SECURITIES COMPOSITION
 (dollars in thousands)                                   December 31,
--------------------------------------------------------------------------------
                                                 1996       1995         1994
--------------------------------------------------------------------------------
Investment securities available for sale:
  U. S. Treasury                                 $4,005     $4,057       $9,786
  U. S. Government Agencies                      34,285     34,578        4,955
  Mortgage Backed                                 5,868          9           18
  Mutual funds                                    3,886      3,898        3,947
--------------------------------------------------------------------------------
    Investment securities available for sale     48,044     42,542       18,706
--------------------------------------------------------------------------------
Investment securities held to maturity:
  U. S. Treasury                                  1,975      4,265        4,260
  U. S. Government Agencies                       7,463      4,976        4,963
  State and municipal                             2,635      3,060        1,797
  Mortgage Backed                                 2,481      2,428        2,377
  Other                                             518        519          462
--------------------------------------------------------------------------------
    Investment securities held to maturity       15,072     15,248       13,859
--------------------------------------------------------------------------------
  Total                                         $63,116    $57,790      $32,565
================================================================================



Investment securities classified as available for sale, which include all mutual funds, are acquired without the intent to hold until maturity. At December 31, 1996 the Bank's weighted average maturity of the available for sale investment portfolio was 1.6 years. It is estimated that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.4%.

Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the condensed consolidated balance sheets. Realized gains and losses are reported in the condensed consolidated statement of operations. The net unrealized gain on securities available for sale as of December 31, 1996 was $62.

Investment securities classified as held to maturity include those securities which the Company has the ability and intent to hold to maturity. The Company's policy is to acquire generally "A" rated or better state and municipal securities. The specific issues are monitored for changes in financial condition. Appropriate action would be taken if significant deterioration was noted. Management's policy is to reduce the market valuation risk of the investment portfolio by generally limiting portfolio maturities to 60 months or less. It is management's intent to maintain at least 50% of its investment securities portfolio in U. S. Treasury and U. S. Government Agencies securities.

The gross unrealized gain on investment securities held to maturity were $159 as of December 31, 1996 as compared to $244 as of December 31, 1995. The reduction in unrealized gains resulted from the significant decrease in interest rates in 1995. Decrease in interest rates has an inverse effect on the value of securities for which the interest rate is fixed. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 2.1 years as of December 31, 1996. It is estimated that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.9%. This volatility decreases as the average maturity shortens. Since it is the intention of management to hold these securities to maturity, the unrealized gains will be realized over the life of the securities as above market interest income is recognized.

Mortgage backed securities ("MBS") are considered to have increased risks associated with them because of the timing of principal repayments. As interest rates decrease, the average maturity of mortgages underlying MBS's tend to decline; as rates increase maturities tend to lengthen. At December 31, 1996, the Company had the following securities which were mortgage-backed or related securities:

                                                    Fair
(dollars in thousands)                    Cost      Value
--------------------------------------    -----     ------
Federal  Home  Loan   Mortgage   Corp.
   (U.S.     Agency)                      $6,104    $6,153
Federal National Mortgage  Association
   (U.S. Agency)                           2,212     2,249
Federated ARMs Funds *                     1,686     1,645
Overland Variable Rate
   Government Fund*                        1,263     1,173

* The assets of these mutual funds are invested mainly in adjustable rate U.S. Treasury or U.S. Government Agency securities.


Loan Portfolio

The following table shows the Company's consolidated loans by type of loan or borrower:

LOAN PORTFOLIO
(dollars in thousands)
                                               December 31,
--------------------------------------------------------------------------------
                             1996        1995        1994       1993       1992
--------------------------------------------------------------------------------
Commercial                $77,335      $52,958     $51,045    $28,267    $21,265
Real estate construction   15,451       14,488      16,343     15,492     14,907
Real estate-other          74,713       74,045      66,085     39,672     27,868
Consumer                    8,622        8,800       9,461      6,857      8,696
Other                      23,174       21,302       7,362      8,416      4,802
Unearned fee income         (668)        (793)       (888)      (746)      (537)
================================================================================
  Total loan portfolio   $198,627     $170,800    $149,407    $97,958    $77,001
================================================================================


              General

The Company's loan portfolio consists primarily of short-term, floating rate loans for business and real estate purposes. At December 31, 1996, approximately 39% of the loan portfolio was commercial loans, 8% was real estate construction, and 38% was in real estate other. SJNB's legal lending limit for any one borrower was approximately $4.4 million at December 31, 1996.

The commercial loan portfolio primarily consists of loans to small to medium-sized businesses with gross revenues up to $25 million, as well as loans to local professional businesspersons. SJNB's lending services include revolving credit loans, SBA loans, term loans, accounts receivable financing, factoring, equipment financing and letters of credit.

Included in commercial loans as of December 31, 1996 were factored accounts receivable of approximately $4.4 million or 2.2% of total loans. As of December 31, 1995, factored accounts receivable were $2.4 million or 1.4% of total loans. The Bank purchases accounts receivable from clients and then receives payment directly from the party obligated for the receivable. In most cases, the Bank's Financial Services Division purchases the receivables subject to recourse from the Bank's factoring client. The factoring business and related purchasing of accounts receivable is subject to a greater degree of risk than normal lending due to the involvement of the third party obligee, the lack of control over the direct receipt of payment, and the potential purchase of fraudulent or inflated receivables. To date, there have been no significant losses relating to the Bank's factoring program.

The real estate construction portfolio (7.8% of the loan portfolio) consists of 61% residential and 39% commercial. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to incurred costs, sales price and sales cycle.

The real estate-other loans include term loans (up to a ten year maturity) on income-producing commercial properties.

Consumer loans consist primarily of loans to individuals for personal uses, such as home equity loans, installment purchases, premier lines (unsecured lines of credit) and overdraft protection loans, and a variety of other consumer purposes.

Other loans include loans to real estate mortgage brokers (approximately $921), loans to real estate developers for short-term investment purposes (approximately $4.3 million), loans for real estate investment purposes made to non-developers (approximately $7.2 million), and loans for other investments (approximately $6.7 million).

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor loan terms is reliant upon the economic stability of Santa Clara County, which in some degree relies on the stability of high technology companies in its "Silicon Valley." Loans are generally made on the basis of a secure repayment source as the first priority and collateral is generally a secondary source for loan qualification.

Approximately 54% of the loan portfolio is directly related to real estate or real estate interests, when real estate construction loans, real estate-other loans, prime equity loans (included in consumer loans in the amount of $4.5 million) and certain other loans to real estate developers and other investors for short-term investment purposes (approximately 2.2% of the loan portfolio) are included. Approximately 39% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

Inherent in any loan portfolio are risks associated with certain types of loans. The Company attempts to limit these risks through conservative loan policies and review procedures that are applied at the time of origination. Included in these policies are specific maximum loan-to-value (LTV) limitations as to various categories of real estate related loans. These ratios are as follows:

                                                Maximum LTV
Category of Real Estate Collateral                Ratio
-----------------------------------               -----
Raw land                                           50%
Land Development                                   60
Construction:
  1-4 Single family residence,
    Less than $500                                 75
    Greater than $500                              70
  Other                                            70
Term loans (construction take-out
  and commercial)                                  70
Other improved property                            70
Prime equity loans                                 75


The Company's loan policy provides that any term loans on income-producing properties have a minimum debt service coverage of at least 1.2 to 1 for non-owner occupied property and at least 1.1 to 1 for owner occupied.

One of the significant risks associated with real estate lending is the risk associated with the possible existence of environmental risks or hazards on or in property affiliated with the loan. The Bank mitigates such risk through the use of an Environmental Risk Questionnaire for all loans secured by real estate. A Phase I environmental report is required if indicated by the questionnaire or if for any other reason it is determined appropriate. Other reasons would include the industrial use of environmentally sensitive substances or the proximity to other known environmental problems. A Phase II report is required in certain cases, depending on the outcome of the Phase I report.

              Activity

Total loans were $199 million at December 31, 1996 and averaged $183 million for the year. At December 31, 1995, total loans were $171 million and averaged $153 million during the year. The increase in loans of $28 million during 1996 relates to the overall growth in the Bank's loan portfolio. The most significant areas of growth were the increase in SBA loans (included in the commercial and real estate-other loan categories) of $8 million and other commercial loans of $16 million. These increases were mainly due to the Bank's business development efforts and the strength of the local economy. The increase in loans for 1995 was primarily related to a $14 million increase in SBA loans.

The economic climate in Northern California has been generally strong in 1996 and 1995. However, the competitive environment within the Bank's marketplace for additional loan growth has become more aggressive between lenders resulting in increasingly competitive pricing. To the extent that such competitive activity continues during 1997 and the Bank finds it necessary to meet such competition, the Bank's net interest margins could decline.

              Asset Quality

              Allowance for Possible Loan Losses

A consequence of lending activities is that losses may be experienced. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, rising interest rates and the financial experiences of borrowers. The allowance for possible loan losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for possible loan losses charged to expense and decreased by the amount of charge-offs net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio. Similarly, the adequacy of the allowance for possible loan losses and the level of the related provision for possible loan losses is determined on a judgmental basis by management based on consideration of:

     o Economic conditions;
     o Borrowers' financial condition;
     o Loan impairment;
     o Evaluation of industry trends;
     o Industry and other concentrations;
     o Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management;
     o Continuing evaluation of the performing loan portfolio;
     o Monthly review and evaluation of problem loans identified as having loss potential;
     o Quarterly  review by the Board of  Directors;
     o Off balance sheet risks; and
     o Assessments by regulators and other third parties.

In addition to the internal assessment of the loan portfolio (and off balance sheet credit risk, such as letters of credit, etc.), the Company also retains a consultant who performs credit reviews on a quarterly basis and then provides an assessment of the adequacy of the allowance for possible loan losses. Examinations of the loan portfolio are also conducted periodically by the federal banking regulators.

The Company utilizes a method of assigning a minimum and maximum loss ratio for each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.) Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. In addition, the Company's methodology considers (and assigns a risk factor for) current economic conditions, off balance sheet risk and concentrations of credit. The methodology provides a systematic approach for the measurement of the possible existence of future loan losses. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans and exposure to potential losses. Based on known information available to it, management believes that the Company's allowance for possible loan losses, determined as described above, was adequate for foreseeable losses at December 31, 1996.

The allowance for possible loan losses is a general reserve available against the total loan portfolio and off balance sheet credit exposure. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.


The following  table  summarizes the activity in the allowance for possible loan losses for the five years ended December 31, 1996:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (dollars in thousands)                                                       Years Ended December 31,
------------------------------------------------------------------------------------------------------------------
                                                       1996         1995        1994         1993        1992
------------------------------------------------------------------------------------------------------------------
Balance, beginning of the year                        $3,847        $3,311      $2,057      $1,553       $2,207
------------------------------------------------------------------------------------------------------------------
Chargeoffs by loan category:
  Commercial                                             233           233         148         389          137
  Real estate construction                             -----           154       -----       -----          687
  Real estate-other                                       70           220         637           5        -----
  Consumer                                                22            89          73          90            4
  Other                                                   93         -----         824          26          980
------------------------------------------------------------------------------------------------------------------
    Total chargeoffs                                     418           696       1,682         510        1,808
------------------------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                             258            42         192          21          221
  Real estate construction                             -----         -----       -----         200        -----
  Real estate-other                                       13            27          10           5          173
  Consumer                                                65            16           7          16           29
  Other                                                -----           102         222         147           33
------------------------------------------------------------------------------------------------------------------
    Total recoveries                                     336           187         431         389          456
----------------------------------------------------------------------------------------------------------------
Net chargeoffs                                            82           509       1,251         121        1,352
------------------------------------------------------------------------------------------------------------------
Provision charged to expense                             190         1,045         600         625          698
Allowance relating to Astra Financial Corp.               50         -----       -----       -----        -----
Allowance relating to California Business Bank         -----         -----       1,905       -----        -----
-----------------------------------------------------------------------------------------------------------------
Balance, end of the year                              $4,005        $3,847      $3,311      $2,057       $1,553
==================================================================================================================

Ratios:
Net chargeoffs to average loans                         0.04%        0.33%       1.11%       0.14%       1.88%
Allowance to total loans at the end of the year         2.02         2.25        2.22        2.10        2.02
Allowance to nonperforming loans at end of the year      733          430          60          56         109
==================================================================================================================



Net chargeoffs were $82 or .04% of average loans during 1996. During 1995, the Company experienced net chargeoffs of $509 or .33% of average loans during 1995. The decrease in net chargeoffs in 1996 as compared to 1995 resulted primarily from improved credit quality of the overall loan portfolio.

The allowance for possible loan losses as a percentage of total loans was 2.02% at December 31, 1996, and 2.25% at December 31, 1995. The allowance for possible loan losses as a percentage of nonperforming loans was approximately 733% at December 31, 1996 as compared to 430% at December 31, 1995. Nonperforming loans at December 31, 1996 were $457 compared to $894 at December 31, 1995. See "Nonperforming Loans" below.

Based on an evaluation of individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for possible loan losses as follows for the past five years:

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(dollars in thousands)          Amount of Allowance Allocation at December 31,
--------------------------------------------------------------------------------
                                1996       1995       1994      1993       1992
--------------------------------------------------------------------------------
  Commercial                  $1,335     $1,193     $1,192      $459       $499
  Real estate construction       223        176        310       181        374
  Real estate-other            1,334      1,134      1,051       567        359
  Consumer                       126        169        219        99         38
  Other                          236        337         94       101         22
  Unallocated                    751        838        445       650        261
--------------------------------------------------------------------------------
    Total                     $4,005     $3,847     $3,311    $2,057     $1,553
================================================================================
                                      Percent of Loans in Each Category
                                        to Total Loans at December 31,
--------------------------------------------------------------------------------
                                1996       1995       1994      1993       1992
--------------------------------------------------------------------------------
  Commercial                   38.80%     30.86%     33.96%    27.85%     26.51%
  Real estate construction      7.75       8.45      10.87     15.69      19.23
  Real estate-other            37.49      43.15      43.97     40.98      36.86
  Consumer                      4.33       5.13       6.29      6.95      11.22
  Other                        11.63      12.41       4.91      8.53       6.18
--------------------------------------------------------------------------------
    Total                     100.00%    100.00%    100.00%   100.00%    100.00%
================================================================================



The allowance for possible loan losses is maintained without any internal allocation to the segments of the loan portfolio and the entire allowance is available to cover loan losses. The allocation is based on subjective estimates that take into account historical loss experience and management's current assessment of the relative risk characteristics of the portfolio as of the reporting date noted above and as described more fully herein.

              Nonperforming Loans

Loans for which the accrual of interest has been suspended and other loans with principal or interest contractually past due 90 days or more are set forth in the following table:




NONPERFORMING LOANS
(dollars in thousands)                                                            December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                             1996       1995         1994         1993         1992
-----------------------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                   $457       $866      $5,395       $3,678        $1,427
Loans restructured and in compliance with modified terms       89       ----        ----         ----          ----
Other loans with principal or interest contractually past
  due 90 days or more                                        ----         28          83         ----          ----
-----------------------------------------------------------------------------------------------------------------------
    Total                                                    $546       $894      $5,478       $3,678        $1,427
=======================================================================================================================


Potential nonperforming loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews and information known to management at the date of this Report, management has identified four loans in the amount of $754 about which it has serious doubts regarding the borrowers' ability to comply with present loan repayment terms, such that the loans might subsequently be classified as nonperforming. Of the total, $416 is secured by residential real estate and $230 is subject to a guarantee of the SBA.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

              Other Real Estate Owned

At December 31, 1995, the Bank had two properties totaling $454 which were acquired through the foreclosure process. Prior to recording a foreclosure, the Bank provides for any expected loss in its allowance for possible loan losses. Any subsequent decline in value is charged directly to the income statement.

Commitments and Lines of Credit

It is the Bank's policy not to issue formal commitments or lines of credit except to a limited number of well-established and financially responsible local commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs.

Occasionally, such commitments are in the form of a letter of credit to facilitate the customer's particular business transaction. Commitments and lines of credit typically mature within one year. These commitments involve (to varying degrees) credit risk in excess of the amount recognized as either an asset or liability in the statement of financial position. The Company attempts to control credit risk through its credit approval process. The same credit policies are used when entering into such commitments.

As of December 31, 1996, the Company had undisbursed loan commitments to extend credit as follows:

UNDISBURSED LOAN COMMITMENTS
(dollars in thousands)
Loan Category                                   Amount
-----------------------------------------------------------
Commercial                                      $40,884
Real estate construction                         15,157
Real estate-other                                 2,633
Consumer                                          5,153
Other                                            13,142
-----------------------------------------------------------
    Total                                       $76,969
===========================================================

In addition, there was approximately $2.9 million available for commitments under unused letters of credit.


Funding

Deposits represent SJNB's principal source of funds. Most of the Bank's deposits are obtained from professionals, small to medium-sized businesses and individuals within the Bank's market area. SJNB's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts, and certificates of deposit. The following table summarizes the composition of deposits as of December 31, 1996, 1995 and 1994:


DEPOSIT CATEGORIES
 (dollars in thousands)
                                           December 31, 1996            December 31, 1995            December 31, 1994
---------------------------------------------------------------------------------------------------------------------------
                                                     Percentage                    Percentage                 Percentage
                                         Total        of Total        Total         of Total       Total       of Total
                                         Amount       Deposits        Amount        Deposits       Amount      Deposits
---------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                $80,774       33.02%         $52,775        26.83%        $54,002       29.95%
Interest-bearing demand                    40,113       16.40           34,641        17.61          29,041       16.11
Money market and savings                   60,684       24.80           51,201        26.03          47,170       26.16
Certificates of deposit:
  Less than $100                           15,535        6.35           14,730         7.49          16,038        8.90
  $100 or more                             47,533       19.43           43,345        22.04          34,036       18.88
---------------------------------------------------------------------------------------------------------------------------
    Total                                $244,639      100.00%        $196,692       100.00%       $180,287      100.00%
===========================================================================================================================



Deposits increased 25% from $197 million at December 31, 1995 to $245 million at December 31, 1996. This increase is mainly due to a combination of factors including the development of customers with significant cash balances, utilization of sophisticated cash management systems and aggressive pricing of rates.

The Bank has been able to attract a high proportion of its deposits in the form of non-interest-bearing deposits. The Bank's primary business is commercially oriented and therefore significant non-interest-bearing deposits are maintained by its commercial customers. In a high interest rate environment, these funds could be subject to disintermediation (moved for higher interest rate products). To counter such possibilities, the Bank maintains an array of products which would be competitive in such an occurrence. In addition, in illiquid economic times (possibly recessions) these deposits could be subject to withdrawal pressures. See "Capital and Liquidity - Liquidity" for a discussion of the Bank's liquidity sources.

The Bank also raises a substantial amount of funds through certificates of deposit of greater than $100. These deposits are usually at interest rates greater than other types of deposits and are more sensitive to interest rate changes. Historically, the Bank's overall cost of funds has been less than that of its peer group. However, as these certificates of deposit are usually more interest rate sensitive, their repricing in an increasing interest rate environment could increase the Bank's cost of funds and negatively impact the Bank's net interest margin. See "Capital and Liquidity."

The Bank utilizes short-term borrowings in its hedging practices. The short-term borrowings (securities sold under agreements to repurchase) are used to fund the acquisition of fixed rate available for sale securities with an average life of
2.3 years. The average cost of the borrowings during 1996 was 5.96% while the average yield on the assets was 6.23%. If interest rates were to increase, the cost of borrowings would increase with no offsetting increase in the yield on the assets purchased. See "Asset/Liability Management."


Asset/Liability Management

The Company defines interest rate sensitivity as the measurement of the mismatch in repricing characteristics of assets, liabilities and off balance sheet instruments at a specified point in time. This mismatch (known as interest rate sensitivity gap) represents the potential mismatch in the change in the rate of interest revenue accrual and interest expense that would result from a change in interest rates. Mismatches in interest rate repricing among assets and liabilities arise primarily from the interaction of various customer businesses (i.e., types of loans versus the types of deposits maintained) and from management's discretionary investment and funds gathering activities. The Company attempts to manage its exposure to interest rate sensitivity. However, due to its size and direct competition from the major banks, the Company must offer products which are competitive in the market place, even if less than optimum with respect to its interest rate exposure.

The Company's balance sheet position at December 31, 1996 was asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. See "Financial Review - Net Interest Income and Margin."

The following table quantifies the Company's interest rate exposure at December 31, 1996 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. At December 31, 1996, the Company was asset sensitive in the near term, as noted above.


DISTRIBUTION OF REPRICING OPPORTUNITIES
December 31, 1996                                        After three     After six     After one
(dollars in thousands)                       Within       months but    months but     year but       After
                                             three        within six    within one      within        five
                                             months         months         year       five years      years       Total
----------------------------------------------------------------------------------------------------------------------------
Money market investments                     $19,800          -----          -----         -----        -----      $19,800
Investment securities-taxable                     37         $1,040         $1,090        $9,772          497       12,436
Investment securities-non-taxable              -----          -----            250         1,877         $508        2,635
Securities available for sale                  7,202          1,094          8,350        28,706        2,693       48,045
Loans                                        169,002          2,221          3,174        14,358        9,874      198,629
----------------------------------------------------------------------------------------------------------------------------
 Total earning assets                        196,041          4,355         12,864        54,713       13,572      281,545
----------------------------------------------------------------------------------------------------------------------------
Interest checking, money market
  and savings                                100,796          -----          -----         -----        -----      100,796
Certificates of deposit:
 Less than $100                                8,269          3,490          2,453         1,266           57       15,535
  $100 or more                                30,423          7,695          8,009         1,305          100       47,532
Repurchase agreements                         29,688          -----          -----         -----        -----       29,688
Other borrowings                               -----          -----          -----         -----          550          550
----------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities          169,176         11,185         10,462         2,571          707      194,101
----------------------------------------------------------------------------------------------------------------------------
Interest rate gap                            $26,865        ($6,830)        $2,402       $52,142      $12,865      $87,444
============================================================================================================================
Cumulative interest rate gap                 $26,865        $20,035        $22,437       $74,579      $87,444
===============================================================================================================
Interest rate gap ratio                         1.16           0.39           1.23         21.28        19.20
===============================================================================================================
Cumulative interest rate gap ratio              1.16           1.11           1.12          1.39         1.45
===============================================================================================================



In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Further, certain earning assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors in implementing its interest rate risk management activities, including the utilization of certain interest rate hedges.

A large proportion of the Bank's deposits are non interest-bearing demand deposits and are not included in the above table as they tend not to be interest rate sensitive. The average balance of these deposits was $54 million in 1996. In addition, the Bank's total capital of approximately $31 million is not included as a funding source in the above table.

To counter its asset sensitive interest rate position, the Bank entered into an interest rate "floor" in the amount of $10 million which expires in May 1999. The Bank paid a fixed premium of $47 for which it will receive the amount of interest on $10 million based on the difference of 7% and prime when prime is less than 7%. This provides some protection to the Bank against decreases in its net income when the prime rate decreases. Settlement is done quarterly and the Bank records the impact of this hedge on an accrual basis.

The Bank has executed several transactions during 1995 and 1996 which are intended to mitigate its exposure to a decline in general market interest rates. The transactions involved the purchase of three U.S. Government Agency and three mortgage backed securities for an aggregate cost of $30 million which were financed through the use of 90 day repurchase agreements. The repurchase agreements are shown as short-term borrowings on the Company's balance sheet. The securities are fixed rate with maturities of $7 million in November 1997, $10 million in May 1998, $7 million in July 1998, $1 million in November 2000, $2 million in June 2001 and $2 million in September 2001. The average yield on the securities was 6.23%. The outstanding repurchase agreements as of December 31, 1996 had interest rates within a range of 5.45% to 5.73% and averaged 5.56%. Such repurchase agreements mature through March 1997. As these repurchase agreements expire they will be renewed at the prevailing rates. These transactions carry risks in a rising rate environment because of the potential repricing volatility associated with the short-term repurchase market. If interest rates were to increase, the cost of borrowings would increase with no offsetting increase in the yield on the assets purchased. At the same time it is anticipated that the average yield on variable rate loans would increase and offset this impact.

The maturities and yields of the investment portfolio at December 31, 1996 are shown below:

MATURITY AND YIELDS OF INVESTMENT SECURITIES
At December 31, 1996
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                   Maturity
----------------------------------------------------------------------------------------------------------------------------
                                                                                 After one year
                                         Carrying       Within one year         within five years        After ten years
                                          Value        Amount      Yield      Amount        Yield       Amount     Yield
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                             $4,005       $1,003    6.69%        $3,002     6.03%           ----    ----
  U. S. Government Agencies                  34,285       11,144    5.77         23,141     6.30            ----    ----
  Mortgage Backed                             5,868         ----    ----          5,862     5.65              $6     0.00%
  Mutual funds                                3,886        3,886    5.52           ----      ----           ----    ----
-----------------------------------------------------------------           ------------              -----------
    Total                                    48,044       16,033                 32,005                        6
-----------------------------------------------------------------           ------------              -----------
Securities held to maturity:
  U. S. Treasury                              1,975         ----    ----          1,975     6.71            ----    ----
  U. S. Government Agencies                   7,463        2,000    7.20          5,463     6.30            ----    ----
  State and municipal                         2,635          250    7.67          2,385     7.88            ----    ----
  Mortgage Backed                             2,481         ----    ----           ----      ----          2,481     7.90
  Other                                         518         ----    ----           ----      ----            518     6.00
-----------------------------------------------------------------           ------------              -----------
    Total                                    15,072        2,250                  9,823                    2,999
-----------------------------------------------------------------           ------------              -----------
  Total                                     $63,116      $18,283    5.95%       $41,828     6.30%         $3,005     6.72%
============================================================================================================================




The following table shows the maturity and interest rate sensitivity of commercial, real estate construction and real estate-other loans at December 31, 1996. Approximately 83% of the commercial and real estate loan portfolio is priced with floating interest rates which limits the exposure to interest rate risk on long-term loans.


COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)
                                                                       Balances maturing       Interest Rate Sensitivity
--------------------------------------------------------------------------------------------------------------------------
                                                                                                Predeter-     Floating or
                                     Balances at                      One year                    mined       Adjustable
                                     December 31,      One year       through        Over       interest      interest
                                         1996           or less      five years    five years     rates          rates
------------------------------------------------------------------------------------------------------------------------
Commercial                              $69,848         $39,872       $22,791       $7,186       $2,760         $67,088
========================================================================================================================
Real estate construction                $15,401         $14,225        $1,176        -----        -----         $15,401
========================================================================================================================
Real estate-other                       $82,250          $7,174       $33,370      $41,706      $25,821         $56,429
========================================================================================================================



The above table does not take into account the possibility that a loan may be renewed at the time of maturity. In most circumstances, the Company treats a renewal request in substantially the same manner in which it considers the request for an initial extension of credit. The Company does not have a policy to automatically renew loans.

Capital and Liquidity

         Capital

The Company's book value per share was $12.14 and $11.02 as of December 31, 1996 and 1995, respectively. Tangible book value per share was $10.40 and $9.06 at December 31, 1996 and 1995, respectively, adjusted for goodwill and core deposit intangibles. Shareholders' equity was $31 million and $27 million as of December 31, 1996 and 1995, respectively. See Notes to Consolidated Financial Statements and "Business - Supervision and Regulation" for a discussion of the Company's capital requirements.

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

The Bank's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks and short-term, marketable investments. On December 31, 1996, consolidated liquid assets totaled $61 million or 20% of consolidated total assets, as compared to $40 million or 16% of consolidated total assets on December 31, 1995. In addition to the liquid asset portfolio, SJNB also has available $12 million in informal lines of credit with three major commercial banks, approximately $6 million of credit available at the Federal Reserve Discount Window and $13 million in SBA guaranteed loans which are available for sale and could be sold within a 30-day period. SJNB is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. In their normal course of business, commercial clients maintain balances in large certificates of deposit. The stability of these balances hinges upon, among other factors, market conditions and each business' seasonality. Large certificates of deposit amounted to 19% of total deposits on December 31, 1996, as compared to 22% for 1995.

Liquidity is also affected by investment securities and loan maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On December 31, 1996, approximately 38% of total consolidated assets had maturities under one year and 86% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity.

There are no material commitments for capital expenditures in 1997 or beyond.

Parent company liquidity is maintained by cash flows stemming from dividends and management fees from the Bank and the exercise of stock options issued to the Bank's employees and directors. The amount of dividends from the Bank is subject to certain regulatory restrictions as discussed in Note 15 of the Notes to the Consolidated Financial Statements and elsewhere within this Report. Subject to said restrictions, at December 31, 1996, up to $8.4 million could have been paid to the parent Company by the Bank without regulatory approval. The parent company financial statements are presented in Note 14 of the Notes to Consolidated Financial Statements. No dividends were paid to the parent company by the Bank in 1995 or 1996.

Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1996 or 1995.

ITEM 7:  FINANCIAL STATEMENTS

The following section includes the Company's Consolidated Financial Statements:

            Independent Auditors' Report

            Consolidated Balance Sheets - December 31, 1996
                  and 1995

            Consolidated Statements of Income for the Years
                  Ended December 31, 1996 and 1995

            Consolidated Statements of Shareholders' Equity
                  for the Years Ended December 31, 1996 and 1995

            Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1996 and 1995

            Notes to Consolidated Financial Statements.

                          Independent Auditors' Report

The Board of Directors
SJNB Financial Corp.:

We have audited the accompanying consolidated balance sheets of SJNB Financial Corp. and subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJNB Financial Corp. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

San Jose, California
February 10, 1997




--------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Balance Sheets
December 31, 1996 and 1995
(in thousands)
--------------------------------------------------------------------------------------------------
Assets                                                                  1996           1995
--------------------------------------------------------------------------------------------------
Cash and due from banks                                                 $20,208         $12,574
Money market investments                                                 19,800           3,200
Investment securities:
  Available for sale                                                     48,044          42,542
  Held to maturity (Fair value: $15,231 at December 31, 1996
    and $15,492 at December 31, 1995)                                    15,072          15,248
--------------------------------------------------------------------------------------------------
    Total investment securities                                          15,072          15,248
--------------------------------------------------------------------------------------------------
Loans                                                                   198,627         170,800
Allowance for possible loan losses                                       (4,005)         (3,847)
--------------------------------------------------------------------------------------------------
   Loans, net                                                           194,622         166,953
--------------------------------------------------------------------------------------------------
Premises and equipment, net                                               4,001           3,494
Other real estate owned                                                     454             664
Accrued interest receivable and other assets                              2,737           2,764
Intangibles, net of accumulated amortization of $1,234
  at December 31, 1996 and $735 at December 31, 1995                      4,465           4,756
--------------------------------------------------------------------------------------------------
     Total                                                             $309,403        $252,195
==================================================================================================

Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------------------
Deposits:
  Non-interest-bearing                                                  $80,774         $52,775
  Interest-bearing                                                      163,865         143,917
--------------------------------------------------------------------------------------------------
     Total deposits                                                     244,639         196,692
--------------------------------------------------------------------------------------------------
Other short-term borrowings                                              29,688          24,000
Accrued interest payable and other liabilities                            3,871           4,845
--------------------------------------------------------------------------------------------------
     Total liabilities                                                  278,198         225,537
--------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares;
     issued and outstanding, 2,571 shares
     in 1996 and 2,418 shares in 1995                                    20,880          19,627
  Retained earnings                                                      10,263           6,798
  Net unrealized gain on securities available for sale                       62             233
--------------------------------------------------------------------------------------------------
     Total shareholders' equity                                          31,205          26,658
--------------------------------------------------------------------------------------------------
Commitments and contingencies                                              ----            ----
------------------------------------------------------------------------------------------------
     Total                                                             $309,403        $252,195
==================================================================================================

See accompanying Notes to Consolidated Financial Statements.



---------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Income
For the years ended December 31, 1996 and 1995
---------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                        1996            1995
---------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                  $20,422         $18,016
  Interest on money market investments                                            258             280
  Interest and dividends on investment securities available for sale            2,907           1,847
  Interest on investment securities held to maturity                              949             878
  Other interest and investment income                                             (9)            (43)
--------------------------------------------------------------------------------------------------------
    Total interest income                                                      24,527          20,978
--------------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit of $100 or more                                     2,608           2,232
    Other                                                                       5,451           4,451
--------------------------------------------------------------------------------------------------------
    Total interest expense                                                      8,059           6,683
--------------------------------------------------------------------------------------------------------
    Net interest income                                                        16,468          14,295
--------------------------------------------------------------------------------------------------------
  Provision for possible loan losses                                              190           1,045
--------------------------------------------------------------------------------------------------------
    Net interest income after provision for
       possible loan losses                                                    16,278          13,250
--------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                     551             553
  Other operating income                                                          437             456
  Net loss on sale of securities available for sale                              (142)            (43)
--------------------------------------------------------------------------------------------------------
     Total other income                                                           846             966
--------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                         5,517           4,339
  Occupancy                                                                       702             740
  Other                                                                         3,416           3,718
--------------------------------------------------------------------------------------------------------
     Total other expenses                                                       9,635           8,797
--------------------------------------------------------------------------------------------------------
     Income before income taxes                                                 7,489           5,419
Income taxes                                                                    3,198           2,395
-------------------------------------------------------------------------------------------------------
     Net income                                                                $4,291          $3,024
========================================================================================================
Net income per share                                                            $1.63           $1.20
========================================================================================================
Average common share equivalents outstanding                                    2,640           2,522
========================================================================================================

See accompanying Notes to Consolidated Financial Statements.




----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 1996 and 1995
----------------------------------------------------------------------------------------------------------------------------
                                                                                             Net Unrealized
                                                                                              Gain (Loss)        Total
                                                                                             on Securities       Share-
                                                                      Common     Retained      Available        holders'
(in thousands, except per share amounts)                   Shares      Stock     Earnings       for Sale         Equity
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1994                                  2,363     $19,421     $4,278          $(257)        $23,442
Stock options exercised                                         71         351       ----           ----             351
Common stock repurchase                                        (16)       (145)      ----           ----            (145)
Cash dividends ($.21 per share)                               ----        ----       (504)          ----            (504)
Net income for the year ended
  December 31, 1995                                           ----        ----      3,024           ----           3,024
Net unrealized gain on securities available for sale          ----        ----       ----            490             490
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995                                  2,418      19,627      6,798            233          26,658
----------------------------------------------------------------------------------------------------------------------------
Stock options exercised                                        153         810       ----           ----             810
Tax benefit from stock options exercised                      ----         443       ----           ----             443
Cash dividends ($.33 per share)                               ----        ----       (826)          ----            (826)
Net income for the year ended
  December 31, 1996                                           ----        ----      4,291           ----           4,291
Net unrealized loss on securities available for sale          ----        ----       ----           (171)           (171)
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996                                  2,571     $20,880    $10,263            $62         $31,205
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


-------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 1996 and 1995
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                 1996              1995
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                          $4,291            $3,024
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                                 190             1,045
      Depreciation and amortization                                                      483               424
      Amortization of intangibles                                                        499               569
      Deferred tax (benefit)                                                             121               (86)
      Loss on sale of securities available for sale                                      142                43
      Write down of other real estate owned                                             -----             -----
      Net (gain) loss on sale of other real estate owned                                 (46)               19
      Amortization of  premium on investment securities, net                              36              (129)
      Decrease in intangible assets                                                      200              (412)
     Decrease in accrued interest receivable and other assets                            120               418
      Increase (decrease) in accrued interest payable and other liabilities           (1,509)            2,470
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                    4,527             7,385
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale or maturities of securities available for sale                   22,751            14,162
  Maturities of securities held to maturity                                            5,345               425
  Purchase of securities available for sale                                          (28,784)          (37,148)
  Purchase of securities to be held until maturity                                    (5,101)           (1,762)
  Proceeds from the sale of other real estate owned                                      406             1,761
  Loans, net                                                                         (27,333)          (22,851)
  Capital expenditures                                                                  (989)             (896)
  Cash used to acquire Astra Financial Corp.                                            (650)             -----
-------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                      (34,355)          (46,309)
-------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                       47,947            16,405
  Other short-term borrowings                                                          5,688            24,000
  Cash dividends                                                                        (826)             (504)
  Tax benefit from stock options exercised                                               443              -----
  Common stock repurchased                                                              -----             (145)
  Proceeds from stock options exercised                                                  810               351
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                   54,062            40,107
-------------------------------------------------------------------------------------------------------------------
          Net increase in cash and equivalents                                        24,234             1,183
Cash and equivalents at beginning of year                                             15,774            14,591
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                                  $40,008           $15,774
===================================================================================================================


--------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 1996 and 1995
--------------------------------------------------------------------------------
(dollars in thousands)                                        1996        1995
--------------------------------------------------------------------------------
Other cash flow information:
  Interest paid                                               $8,012     $6,388
  Income taxes paid                                           $4,111     $1,185
================================================================================
Noncash transactions:
  Transfer of loans to other real estate owned                  $150       $950
================================================================================
  Purchase of Astra Financial's assets at fair value:
    Loans                                                       $676       -----
    Intangible assets                                            408       -----
    Other assets                                                  93       -----
--------------------------------------------------------------------------------
      Fair value of assets acquired                            1,177       -----
  Liabilities assumed:
    Other liabilities                                            527       -----
--------------------------------------------------------------------------------
      Total liabilities assumed                                  527       -----
--------------------------------------------------------------------------------
Cash used to acquire Astra Financial Corp.                      $650       -----
================================================================================

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
December 31, 1996 and 1995

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

b.  Investment Securities

The Company accounts for its investment securities as follows:

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

Impaired loans are those in which based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The Company measures such loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loan's market value or the fair value of collateral if the loan is secured. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

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

e.  Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are charged to expense over the estimated useful lives of the assets on a straight-line basis as follows:

     Buildings                         30 years
     Furniture and equipment         3-10 years
     Improvements                    7-15 years

f.  Other Real Estate Owned

Other real estate owned is comprised of real estate acquired through foreclosure. Such foreclosures are initially recorded at the lower of cost or fair value. Subsequent valuation adjustments are made if estimated selling costs and the fair value falls below the carrying amount. Holding costs are expensed as incurred.

g. Intangibles

Goodwill is being amortized using the straight-line method over 15 years. Core deposit intangibles are amortized using an accelerated method over ten years.

On a periodic basis, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable. Should such a change indicate that the value of such intangibles may be impaired, an evaluation of the recoverability would be performed prior to any writedown of the assets.

h.  Interest Rate Instruments

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

i.  Income Taxes

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

j.  Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year plus shares issuable assuming exercise of all employee stock options, except where anti-dilutive.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans.

k.  Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and money market investments.

l.  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent asset and liabilities to prepare these financial statement in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

m.  Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by an entity are reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company has not identified any long-lived assets or identifiable intangibles which were impaired.

n. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in 1996 and is effective for years ending after December 31, 1996. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under this approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The Company does not believe this Statement will have any significant impact on its consolidated financial statements.

NOTE 2 - Acquisition

On January 2, 1996 the Company acquired Astra Financial Inc. (Astra) which was accounted for as a purchase transaction. Astra is an asset based lending company based in San Jose, California. Its outstanding factoring receivables were approximately $2.2 million as of December 31, 1995. The purchase price of Astra was approximately $760.


NOTE 3 - Cash and Due from Banks

The Federal Reserve requires the Bank to maintain average reserve balances for certain deposit balances. Such required reserves were approximately $4.1 million and $2.0 million as of December 31, 1996 and 1995, respectively.

NOTE 4 - Investment Securities

Investment securities as of December 31, 1996 and 1995 are summarized as follows:

(dollars in thousands)                                                          December 31, 1996
----------------------------------------------------------------------------------------------------------------------------
                                                                                    Unrealized
                                                                        -----------------------------------     Fair
                                                            Cost             Gains            Losses            Value
----------------------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury                                             $3,989               $19              ($3)           $4,005
  U. S. Government Agencies                                 34,099               188               (2)           34,285
  Mortgage Backed                                            5,835                55              (22)            5,868
  Mutual funds                                               4,018             -----             (132)            3,886
----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                                47,941               262             (159)           48,044
----------------------------------------------------------------------------------------------------------------------------
Held to Maturity:
  U.S. Treasury                                              1,975                28            -----             2,003
  U.S. Government agencies                                   7,463                78              (18)            7,523
  State and municipal (nontaxable)                           2,635                20               (2)            2,653
  Mortgage Backed                                            2,481                53            -----             2,534
----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                                  14,554               179              (20)           14,713
Federal Reserve Bank Stock                                     518             -----            -----               518
----------------------------------------------------------------------------------------------------------------------------
    Total                                                   15,072               179              (20)           15,231
============================================================================================================================
      Total investment securities portfolio                $63,013              $441            $(179)          $63,275
============================================================================================================================

                                                                                December 31, 1995
----------------------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury                                             $3,998               $59            -----            $4,057
  U. S. Government Agencies                                 34,129               450               (1)           34,578
  Mortgage Backed                                                9             -----            -----                 9
  Mutual funds                                               4,018             -----             (120)            3,898
----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                                42,154               509             (121)           42,542
----------------------------------------------------------------------------------------------------------------------------
Held to Maturity:
  U.S. Treasury                                              4,265                39              (11)            4,293
  U.S. Government agencies                                   4,976               101              (25)            5,052
  State and municipal (nontaxable)                           3,060                26               (2)            3,084
  Mortgage Backed                                            2,428               116            -----             2,544
----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                                  14,729               282              (38)           14,973
Federal Reserve Bank Stock                                     519             -----            -----               519
----------------------------------------------------------------------------------------------------------------------------
    Total                                                   15,248               282              (38)           15,492
============================================================================================================================
      Total investment securities portfolio                $57,402              $791            $(159)          $58,034
============================================================================================================================


As of December 31, 1996 and 1995 investment securities with carrying values of approximately $38 million and $49 million, respectively, were pledged as collateral for deposits of public funds and other purposes. Investment in Federal Reserve Bank stock is carried at cost, which is approximately equal to its market value.


The  following  tables  provide  the  scheduled   maturities  of  the  Company's
investment securities portfolio as of December 31, 1996 and 1995:

(dollars in thousands)                                        December 31, 1996                  December 31, 1995
                                                      ----------------------------------------------------------------------
                                                          Amortized           Fair           Amortized           Fair
            Securities available for sale                   Cost             Value             Cost             Value
                                                      ----------------------------------------------------------------------
Due in one year or less                                     $12,125           $12,147          $10,021           $10,079
Due after one year through five years                        31,798            32,005           28,106            28,556
Due after ten years                                               0                 6                9                 9
                                                      ----------------------------------------------------------------------
  Total                                                      43,923            44,158           38,136            38,644
                                                      ----------------------------------------------------------------------
             Securities held to maturity
Due in one year or less                                       2,250             2,277            5,605             5,587
Due after one year through five years                         9,822            10,420            6,696             6,842
Due after ten years                                           2,481             2,534            2,428             2,544
                                                      ----------------------------------------------------------------------
  Total                                                      14,553            15,231           14,729            14,973
                                                      ----------------------------------------------------------------------
              Non-maturity investments
Available for sale - Mutual Funds                             4,018             3,886            4,018             3,898
Held to maturity - FRB Stock                                    519               519              519               519
                                                      ----------------------------------------------------------------------
  Total                                                       4,537             4,405            4,537             4,417
                                                      ----------------------------------------------------------------------
    Total Investment securities                             $63,013           $63,794          $57,402           $58,034
                                                      ======================================================================

Mutual funds consist of several funds invested in U. S. Government securities and government issued adjustable rate mortgages (ARMS).

Interest income earned on U. S. Treasury, U. S. Government agencies and state and municipal securities for the years ended December 31, 1996 and 1995 are as follows:


                                     Interest Income
---------------------------------------------------------
(dollars in thousands)               1996        1995
---------------------------------------------------------
Securities available for sale:
  U.S. Treasury                       $291        $417
  U.S. Government agencies           2,088       1,200
  Mortgage Backed                      311          (3)
  Mutual funds                         217         233
Securities held to maturity:
  U.S. Treasury                        168         214
  U.S. Government agencies             408         306
  State and municipal                  136         120
(nontaxable)
  Mortgage Backed                      206         208
  Federal Reserve Bank                  31          30
---------------------------------------------------------
     Interest income                $3,856      $2,725
=========================================================


NOTE 5 - Loans

A summary of loans as of December 31, 1996 and 1995 is as follows:

(dollars in thousands)               1996        1995
---------------------------------------------------------
Commercial                          $77,335     $52,958
Real estate construction             15,451      14,488
Real estate-other                    74,713      74,045
Consumer                              8,622       8,800
Other                                23,174      21,302
Unearned fee income                    (668)       (793)
---------------------------------------------------------
  Total loan portfolio              198,627     170,800
Less allowance for possible          (4,005)     (3,847)
loan losses
---------------------------------------------------------
     Loans, net                    $194,622    $166,953
=========================================================

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

Approximately 40% of the Company's loan portfolio is made up of real estate other than construction. This category of real estate loans includes loans on income-bearing commercial properties. In addition, 9.0% of the loan portfolio is made up of real estate construction loans. These loans consist of approximately 61% residential and 39% commercial. Included in Consumer loans are prime equity loans of $4.5 million or approximately 2.3% of the total loan portfolio. Included in the category "Other" are loans to real estate developers for short-term investment purposes and loans to nondevelopers for real estate investment purposes that amount to approximately 6.3% of the total loan portfolio. This amounts to approximately 54% of the loan portfolio which is directly related to real estate or real estate interests. Approximately 38% of the total loan portfolio is commercial loans; however, no particular industry represents a significant portion of such loans.

The following is an analysis of the allowance for possible loan losses for the years ended December 31, 1996 and 1995:

(dollars in thousands)                 1996        1995
-----------------------------------------------------------
Balance, beginning of year             $3,847     $3,311
Provision for possible loan losses        190      1,045
Charge-offs                              (418)      (696)
Recoveries                                336        187
Allowance relating to the
acquisition of
  Astra Financial Corp.                    50       ----
----------------------------------------------------------
 Balance, end of year                  $4,005     $3,847
===========================================================

At December 31, 1996, impaired loans totaled $540 with a corresponding valuation allowance of $37. For the year ended December 31, 1996, the average recorded investment in impaired loans was approximately $600. The Company recognized $46 of interest on impaired loans (during the portion of the year they were impaired), of which $39 related to impaired loans for which interest income is recognized on the cash basis.

The balance of nonaccrual loans as of December 31, 1996 and 1995 was approximately $457 and $894, respectively. The effect on interest income had these loans been performing in accordance with contractual terms was $35 in 1996 and $111 in 1995. Income actually recognized on these loans was $29 in 1996 and $11 in 1995.

The Company has made loans to executive officers, directors and their affiliates in the ordinary course of business. An analysis of activity with respect to such loans during the years ended December 31, 1996 and 1995 is as follows:

(dollars in thousands)                    1996      1995
-----------------------------------------------------------
Balance, beginning of year               $1,466     $3,854
New loans disbursed                         634        471
Repayments of loans                        (448)    (2,859)
-----------------------------------------------------------
Balance, end of year                     $1,652     $1,466
===========================================================

As of December 31, 1996, loans of approximately $12 million were pledged as collateral for the Federal Reserve Discount Window. The Bank did not utilize the Discount Window for any borrowings during 1996.

NOTE 6 - Premises and Equipment

A summary of premises and equipment as of December 31, 1996 and 1995 is as follows:

(dollars in thousands)                     1996      1995
-----------------------------------------------------------
Land                                       $829      $829
Buildings and improvements                3,880     3,312
Furniture and equipment                   2,639     2,258
-----------------------------------------------------------
   Premises and equipment                 7,348     6,399
Less accumulated depreciation and        (3,347)   (2,905)
amortization
-----------------------------------------------------------
     Premises and equipment, net         $4,001    $3,494
===========================================================

NOTE 7 - Time Deposits

As of December 31, 1996 and 1995, the Bank had $48 and $43 million, respectively, in time deposits in denominations of $100 or more. Interest expense for these deposits was $2.6 million and $2.2 million in 1996 and 1995, respectively.

NOTE 8 - Other Short-term Borrowings

Other short-term borrowings include federal funds purchased and securities sold under agreements to repurchase and information relating to these borrowings are summarized below:


(dollars in thousands)                            1996     1995
-----------------------------------------------------------------
Federal funds purchased:
   Balance at December 31,                        -----   $2,000
   Weighted average interest rate at year end     -----     5.25%
   Maximum amount outstanding at any month end   $5,000    9,000
   Average outstanding balance                      813      355
   Weighted average interest rate paid             5.70%    6.17%
Securities sold under agreements to repurchase:
   Balance at December 31,                      $29,688  $22,000
   Weighted average interest rate at year end      5.56%    5.77%
   Maximum amount outstanding at any month end   30,067   23,553
   Average outstanding balance                   23,161   10,827
   Weighted average interest rate paid             5.58%   5.95%

The  Company's   bank   subsidiary  has  informal   arrangements   with  various
correspondents providing short-term credit for liquidity requirements; such informal lines aggregated $12 million at December 31, 1996.

NOTE 9 - Income Taxes

Income tax expense for the years ended December 31, 1996 and 1995 consists of the following:

(dollars in thousands)                 1996         1995
-----------------------------------------------------------
Current:
  Federal                            $2,271       $2,108
  State                                 806          373
-----------------------------------------------------------
     Total current                    3,077        2,481
-----------------------------------------------------------
Deferred:
  Federal                               145          (81)
  State                                 (24)          (5)
-----------------------------------------------------------
    Total deferred                      121          (86)
-----------------------------------------------------------
       Income taxes                  $3,198       $2,395
===========================================================

Total income tax expense differed from the amount computed by applying the U. S. federal income tax rates in years ended December 31, 1996 and 1995 of 34% to income before income taxes as a result of the following:

(dollars in thousands)                      1996     1995
-----------------------------------------------------------
Computed "expected " tax expense           $2,546  $1,842
California franchise tax, net of
federal     income tax                        516     368
Amortization of intangible assets             167     230
Federal tax-exempt investment income          (46)    (42)
Other                                          15      (3)
----------------------------------------------------------
     Income taxes                          $3,198  $2,395
===========================================================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below:

(dollars in thousands)                      1996     1995
-----------------------------------------------------------
Deferred tax assets:
  Provision for possible loan losses       $1,157   $1,175
  Purchase accounting adjustments             231      263
  Foreclosure income                           44       44
  State taxes                                 224      181
  Deferred compensation                        95       59
  General business credit                     130      182
  Net operating loss                        -----      175
  Other                                        95    -----
-----------------------------------------------------------
    Total gross deferred tax assets         1,976    2,079
-----------------------------------------------------------
Deferred tax liabilities:
  Securities available for sale                41      155
  Depreciation and amortization               125       69
  Other                                     -----       38
-----------------------------------------------------------
    Total gross deferred tax liabilities      166      262
-----------------------------------------------------------
      Net deferred tax assets              $1,810   $1,817
===========================================================

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1995 are primarily as a result of adjustments to conform to tax returns as filed.

Deferred tax assets related to purchase accounting adjustments include the tax effect of fair market value adjustments of the assets and liabilities of businesses acquired. The Company believes that the net deferred tax asset is realizable through sufficient taxable income within the carryback periods and the current year's taxable income.

NOTE 10 - Detail of Other Expense

Other expense for the years ended December 31, 1996 and 1995 consists of the following:

(dollars in thousands)                1996          1995
-----------------------------------------------------------
Data processing                       $554          $458
Amortization of core deposit
intangibles
  and goodwill                         499           569
Business promotion                     370           314
Legal and professional fees            369           476
Client services                        247           247
Advertising                            242           186
Directors' fees and costs              219           239
Stationery and supplies                183           180
Loan and collection                    151           215
Regulators' assessments                 72           283
Net cost of other real estate          (48)           45
owned
Other                                  559           506
-----------------------------------------------------------
  Total                             $3,417        $3,718
===========================================================

NOTE 11 - Stock Option Plan

During 1996 the shareholders of the Company approved the 1996 Stock Option Plan (the "Plan"), which replaced the existing two stock option plans. The 1996 Stock Option Plan is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for its Plan. Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts for options granted for the years 1995 and 1996 indicated below:

(dollars in thousands)            1996           1995
--------------------------- --------------- ---------------
Net income:
    As reported                  $4,291         $3,024
    Pro forma                     3,845          2,842
--------------------------- --------------- ---------------
Net income per share:
    As reported                   $1.63          $1.20
    Pro forma                      1.46           1.13
--------------------------- --------------- ---------------

The above amounts include the impact on net income and net income per share for options granted during 1995 and 1996; such amounts would have been substantially different if options granted prior to 1995 had been included in the computation.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 1.9% and 1.6%; expected volatility of 50% and 55%; average risk-free interest rates of 6.3% and 6.5%; and expected lives of 8.2 years.

The 1996 Stock Option Plan provides that either incentive stock options or nonstatutory stock options may be granted to certain key employees or directors to purchase authorized, but unissued, common stock of the Company. Shares may be purchased at a price not less than the fair market value of such stock on the date of the grant. All stock options become exercisable at least 40% one year after the date of grant and at least 20% in each of the following three years. They expire no later than ten years after the date of the grant. The Plan provides that outside directors will automatically receive a nonstatutory option covering 5,000 shares annually at an exercise price equal to 100% of the market price of the Common Stock on the date of grant. The 1996 Stock Option Plan replaced the previous two plans which had similar provisions. Any options granted under these plans which expire without being exercised, the corresponding common shares shall become available for awards under the Plan. The number of shares subject to outstanding options under these plans was 244,815 as of December 31, 1996. A prior plan expired during 1992 and the number of shares subject to outstanding options under the prior plan was 7,703 as of December 31, 1996.

Activity under the stock plans is as follows:

                                                 Weighted
                                       Number    Average
                                         of      Exercise
Options                                Shares     Price
---------------------------------------------------------
Balances, December 31,  1994           260,471      $5.34
  Granted                              140,125       9.28
  Cancelled                             (8,300)      8.08
  Exercised                            (70,987)      5.14
-----------------------------------------------------------
Balances, December 31, 1995            321,309       7.03
-----------------------------------------------------------
  Granted                               93,560      16.48
  Cancelled                             (9,640)     11.58
  Exercised                           (152,711)      5.29
-----------------------------------------------------------
Balances, December 31, 1996            252,518     $11.41
===========================================================

The weighted-average fair value of options granted during 1996 and 1995 was $6.22 and $4.32, respectively.


The following table summarizes options outstanding and exercisable at December 31, 1996:

--------------------------------------------------------------------------------
                                 Weighted Average                       Weighted
   Range of                  ------------------------                   Average
  Exercise         Shares    Contractual     Exercise      Shares       Exercise
    Price       Outstanding      Life         Price       Exercisable    Price
--------------------------------------------------------------------------------
 $4.25-8.37        43,293         5.63         $6.48         33,433       $6.13
  9.12-9.31       117,940         8.56          9.31         43,000        9.31
 11.50-14.31       12,825         9.09         13.39            770       11.87
 16.37-19.94       78,460         9.49         16.96           ----        ----
                 ---------------------------------------------------------------
 $4.25-19.94      252,518         8.37        $11.41         77,203       $7.96
                 =========                                 =========



NOTE 12 - Commitments and Contingent Liabilities

In the normal course of business, there are outstanding commitments, such as commitments to extend credit, which are not reflected in the consolidated financial statements. These commitments involve, to varying degrees, credit risk in excess of the amount recognized as either an asset or liability in the consolidated balance sheet. The Company controls the credit risk through its credit approval process. The same credit policies are used when entering into such commitments. Management does not anticipate any loss from such commitments. As of December 31, 1996, amounts committed to extend credit under normal lending agreements aggregated approximately $77 million for undisbursed loan commitments and approximately $3.9 million for commitments under unused standby letters of credit and other guarantees.

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

Also at December 31, 1996, the Bank had outstanding an interest rate floor in the amount of $10 million for a period of five years. The Bank has paid a fixed premium for which it will receive, through May 10, 1999, the amount of interest on $10 million based on the difference of 7% and prime when prime is less than 7%. This will protect the Bank against decreases in its net income when prime decreases to less than 7%. The current fair market value of the floor is approximately $8.

The Company is obligated under its lease agreement for 95 South Market under a noncancelable operating lease through September 2004. The lease is subject to periodic adjustment based on changes in the CPI. The following table shows future minimum payments under the lease as of December 31, 1996:

------------------------------------------------------------
                                             Year Ending
(in thousands)                              December 31,
------------------------------------------------------------
1997-2001 ($228 each year)                     $1,140
Thereafter                                        630
------------------------------------------------------------
Total minimum lease payments                   $1,770
============================================================

Total minimum lease payments to be received under noncancelable operating subleases at December 31, 1996 are approximately $1.4 million; these payments are not reflected in the above table.

There is ordinary routine litigation incidental to the business pending against the Company but, in the opinion of management, liabilities (if any) arising from such claims will not have a material effect upon the consolidated financial statements of the Company.

NOTE 13 - Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments," requires the Company disclosure of estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, set forth below for the Company's financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the financial statements and notes in this Annual Report.

Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for most of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management's estimates of the values, and they are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the financial instruments, and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. The fair valuations have not been updated since year end; therefore, the valuations may have changed significantly since that point in time.

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

The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 as of December 31, 1996:

(dollars in thousands)                                              1996                               1995
------------------------------------------------------------------------------------------------------------------------------
                                                           Carrying           Fair           Carrying            Fair
Financial assets:                                           Value            Value             Value            Value
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                      $20,208           20,208          $12,574            12,574
Money market investments                                      19,800           19,807            3,200             3,200
Investment securities                                         63,116           63,275           57,790            58,034
Loans, net                                                   194,622          193,438          166,953           167,207
Accrued interest receivable                                    1,735            1,735            1,698             1,698
----------------------------------------------------------------------------------------------------------------------------
Financial liabilities:
----------------------------------------------------------------------------------------------------------------------------
Deposits                                                     245,213          245,348          197,189           197,102
Federal funds purchased, securities sold under
  repurchase agreements and other borrowings                  30,286           30,318           24,714            24,672
----------------------------------------------------------------------------------------------------------------------------
Off-balance sheet Financial Instruments
----------------------------------------------------------------------------------------------------------------------------
Interest rate floor contract purchased                            22                8               31                64
----------------------------------------------------------------------------------------------------------------------------

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments, not previously discussed above, are described below:

Financial instruments with fair value approximate to carrying value - The carrying value of cash and due from banks, money market investments, accrued interest receivable, noninterest-bearing demand accounts, interest-bearing checking, money market and savings deposit accounts, accrued interest receivable and expense approximates fair value due to the short-term nature of these financial instruments.

Investment securities - The estimated fair values of securities by type are based on quoted market prices when available.

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

The fair value of loans is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans with similar characteristics and remaining maturity. Most of the discount rates applied to these loans are between 10.6% and 11.2% at December 31, 1996.

Additionally, the allowance for loan losses was applied against the estimated fair value of loans to recognize future defaults of contractual cash flows.

Fair value for nonperforming loans is based on discounting estimated cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values, where appropriate.

Deposits -The fair value of certificates of deposit and other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for like deposits with similar remaining maturities.

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

NOTE 14 - SJNB Financial Corp.
(Parent Company Only)

The following  are the financial  statements  of SJNB  Financial  Corp.  (parent company only):
-------------------------------------------------------------------------------------------------
Balance Sheets
December 31, 1996 and 1995
(dollars in thousands)
-------------------------------------------------------------------------------------------------
Assets                                                                1996              1995
------------------------------------------------------------------------------------------------
Cash and equivalents                                                 $1,050              $710
Investment in the Bank                                               30,061            25,889
Other assets                                                             94                74
------------------------------------------------------------------------------------------------
     Total assets                                                   $31,205           $26,673
=================================================================================================
Liabilities and Shareholders' Equity
Total liabilities-Accounts payable                                    -----               $15
-------------------------------------------------------------------------------------------------
Common stock, no par value; authorized, 20,000 shares
   issued and outstanding, 2,571 shares
   in 1996 and 2,418 shares in 1995                                 $20,880            19,627
Retained earnings                                                    10,263             6,798
Net unrealized gain on securities available for sale                     62               233
-------------------------------------------------------------------------------------------------
     Total shareholders' equity                                      31,205            26,658
-------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                     $31,205           $26,673
=================================================================================================

-------------------------------------------------------------------------------------------------
Statements of Income
For the Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------------------------
(dollars in thousands)                                                1996              1995
-------------------------------------------------------------------------------------------------
Equity in undistributed income of the Bank                           $4,343            $3,010
Interest income and fees on loans                                        23               123
Reduction of provision for possible loan losses                       -----                57
Other expense                                                          (110)             (156)
-------------------------------------------------------------------------------------------------
Income  before taxes                                                  4,256             3,034
Income (tax) benefit                                                     35               (10)
-------------------------------------------------------------------------------------------------
Net income                                                           $4,291            $3,024
=================================================================================================


--------------------------------------------------------------------------------
Statements of Cash Flows
For the Years Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------
(dollars in thousands)                                       1996         1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                $4,291       $3,024
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Recovery of provision for possible loan losses        ----          (57)
        Increase in other assets                               (20)        ----
        Increase (decrease) in liabilities                     (15)          10
        Equity in undistributed income of the Bank          (4,343)      (3,010)
--------------------------------------------------------------------------------
          Net cash used in operating activities                (87)         (33)
--------------------------------------------------------------------------------
  Cash flows from investing activities:
    Decrease in loans, net                                    ----          512
    Cash dividend                                             (826)        (504)
    Common stock repurchased                                  ----         (145)
    Stock options exercised                                    810          351
    Tax benefit from stock options exercised                   443         ----
--------------------------------------------------------------------------------
          Net cash provided by investing activities            427          214
--------------------------------------------------------------------------------
  Net increase in cash and equivalents                         340          181
  Cash and equivalents at beginning of year                    710          529
--------------------------------------------------------------------------------
  Cash and equivalents at end of year                       $1,050         $710
================================================================================


NOTE 15- Regulatory Matters

The Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The Federal Reserve Board risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for possible loan losses up to 1.25% of risk weighted assets. The total of Tier 1 and Tier 2 capital, less investments in unconsolidated subsidiaries, represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. The leverage capital ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum leverage capital ratio is 3%, most banking organizations are required to maintain leveraged capital ratios of at least 100 to 200 basis points above the 3%.


The table below  summarizes the Tier 1 and total  risk-based  capital ratios and leverage capital ratios of the Company and the Bank as of the dates indicated:
----------------------------------------------------------------------------------------------------------------------------
Risk-based and Leverage Capital Ratios
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
Company                                                             December 31, 1996              December 31, 1995
----------------------------------------------------------------------------------------------------------------------------
Risk-based                                                        Amount         Ratio          Amount           Ratio
                                                              --------------------------------------------------------------
Tier 1 capital                                                     $26,533         11.91%        $21,589          11.34%
Tier 1 capital minimum requirement                                   8,910          4.00           7,617           4.00
----------------------------------------------------------------------------------------------------------------------------
  Excess                                                           $17,623          7.91%        $13,972           7.34%
============================================================================================================================
Total capital                                                      $29,333         13.17%        $24,046          12.63%
Total capital minimum requirement                                   17,820          8.00          15,233           8.00
----------------------------------------------------------------------------------------------------------------------------
  Excess                                                           $11,513          5.17%         $8,813           4.63%
============================================================================================================================
Risk-adjusted assets                                              $222,744                      $190,417
--------------------------------------------------------------================             =================

Leverage
Tier 1 capital                                                     $26,533          9.28%        $21,589           9.00%
Minimum leverage ratio requirement                                  11,438          4.00           9,596           4.00
----------------------------------------------------------------------------------------------------------------------------
  Excess                                                           $15,095          5.28%        $11,993           5.00%
============================================================================================================================
Average total assets                                              $285,952                      $239,899
--------------------------------------------------------------================             =================

Bank
----------------------------------------------------------------------------------------------------------------------------
Risk-based
Tier 1 capital                                                     $25,389         11.40%        $20,819          10.94%
Tier 1 capital minimum requirement                                   8,907          4.00           7,614           4.00
----------------------------------------------------------------------------------------------------------------------------
  Excess                                                           $16,482          7.40%        $13,205           6.94%
----------------------------------------------------------------------------------------------------------------------------
Total capital                                                      $28,187         12.66%        $23,275          12.23%
Total capital minimum requirement                                   17,813          8.00          15,228           8.00
----------------------------------------------------------------------------------------------------------------------------
  Excess                                                           $10,374          4.66%         $8,047           4.23%
============================================================================================================================
Risk-adjusted assets                                              $222,669                      $190,345
--------------------------------------------------------------================             =================

Leverage
Tier 1 capital                                                     $25,389          8.87%        $20,819           8.67%
Minimum leverage ratio requirement                                  11,447          4.00           9,607           4.00
----------------------------------------------------------------------------------------------------------------------------
  Excess                                                           $13,942          4.87%        $11,212           4.67%
============================================================================================================================
Average total assets                                              $286,164                      $240,163
--------------------------------------------------------------================             =================

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA"), among other things, identifies five capital categories for insured depository institutions, (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee the bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, or 3% in some cases. Under these guidelines, the Company and the Bank were considered well capitalized at December 31, 1996 and 1995.

Banking agencies have recently adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, those banking agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

The ability of the Company to pay dividends largely depends upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Company in the form of loans, advances or dividends. Under national banking law, without the prior approval of the Comptroller of the Currency, the Bank may not declare dividends in any calendar year that exceed the Bank's net profits for that year, as defined by statute, combined with its net retained profits, as defined, for the preceding two years. As of December 31, 1996, the Bank may initiate dividend payments without prior regulatory approval of up to $8.4 million.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning directors, executive officers, promoters and control persons and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the text under the captions "Election of Directors" and "Executive Compensation and Transactions with Directors and Officers" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 10:  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference to the text under the caption "Executive Compensation and Transactions with Directors and Officers" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the text under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference to the text under the caption "Executive Compensation and Transactions with Directors and Officers" of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

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

(3)  a.  The  Registrant's   restated   Articles  of  Incorporation  are  hereby
     incorporated by reference to Exhibit (3) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(3) b. The registrant's restated bylaws as of February 28, 1996 are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

*(10)a. The Registrant's Stock Option Plan including Amendments No. 1 and 2 is hereby incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on October 4, 1989 and amended January 24,1992 under Registration No. 33-31392.

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

*(10)m. The Registrant's  1996 Stock Option Plan is incorporated by reference to exhibit 99.1 of the Registrant's Form S-8 filed July 30, 1996.

*(10)n. Agreement  between James R. Kenny and SJNB Financial  Corp. and San Jose
     National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10)o. Agreement  between Eugene E. Blakeslee and SJNB Financial  Corp. and San
     Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

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

Date:                                                       SJNB Financial Corp.

By:                                                       By:
     James R. Kenny                                         Eugene E. Blakeslee
     President and Chief                              Executive Vice President &
     Executive Officer                                   Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


S/J.R. Kenny
James R. Kenny
President, Chief Executive Officer
and Director
February 5, 1997

S/E.E. Blakeslee
Eugene E. Blakeslee
Executive Vice President and
Chief Financial Officer and
Chief Accounting Officer
February 5, 1997

S/R.S. Akamine
Ray S. Akamine, Director
February 5, 1997

A/R.A. Archer
Robert A. Archer
Chairman and Director
February 5, 1997

S/A.V. Bruno
Albert V. Bruno, Director
February 5, 1997

S/R. Diridon
Rod Diridon, Director
February 5, 1997

S/J.G. Fischer
Jack G. Fischer, Director
February 5, 1997

S/F.J. Gorry
F. Jack Gorry, Director
February 5, 1997

S/A.K. Lund
Arthur K. Lund, Director
February 5, 1997

S/L. Oneal
Louis Oneal, Director
February 5, 1997

S/D. Rubino
Diane Rubino, Director
February 5, 1997

S/D.L. Shen
Douglas L. Shen, Director
February 5, 1997

S/G.S. Vandeweghe
Gary S. Vandeweghe, Director
February 5, 1997

S/J.W. Weinhardt
John W. Weinhardt,
Vice Chairman and Director
February 5, 1997

                              SJNB Financial Corp.

                                   Form 10-KSB

                                    Exhibits

                                December 31, 1996


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

(3)  a.  The  Registrant's   restated   Articles  of  Incorporation  are  hereby
     incorporated by reference to Exhibit (3) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(3) b. The Registrant's restated bylaws as of February 28, 1996 are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

*(10)a. The Registrant's Stock Option Plan including Amendments No. 1 and 2 is hereby incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on October 4, 1989 and amended January 24,1992 under Registration No. 33-31392.

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

*(10)m. The Registrant's  1996 Stock Option Plan is incorporated by reference to exhibit 99.1 of the Registrant's Form S-8 filed July 30, 1996.

*(10)n. Agreement  between James R. Kenny and SJNB Financial  Corp. and San Jose
     National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10)o. Agreement  between Eugene E. Blakeslee and SJNB Financial  Corp. and San
     Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

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