Form 10KSB/A
period 1996-12-31
SJNB FINANCIAL CORP
filed 1997-03-31
CIK 721161

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 FORM 10-KSB-A
                                   (Mark One)
                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year ended December 31, 1996

                                       OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               [NO FEE REQUIRED]

For the Transition period from ______________________to ________________________

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on a market value of $20.375 per share (the closing price of the Common Stock), as of February 5, 1997) was $45,265,294.

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


KPMG Peat Marwick LLP

San Jose, California
January 14, 1997



-----------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Balance Sheets
December 31, 1996 and 1995
(in thousands)
-----------------------------------------------------------------------------------------------
Assets                                                                1996            1995
-----------------------------------------------------------------------------------------------
Cash and due from banks                                              $20,208         $12,574
Money market investments                                              19,800           3,200
Investment securities:
  Available for sale                                                  48,044          42,542
  Held to maturity (Fair value: $15,231 at December 31, 1996
    and $15,492 at December 31, 1995)                                 15,072          15,248
-----------------------------------------------------------------------------------------------
    Total investment securities                                       63,116          57,790
-----------------------------------------------------------------------------------------------
Loans                                                                198,627         170,800
Allowance for possible loan losses                                    (4,005)         (3,847)
-----------------------------------------------------------------------------------------------
  Loans, net                                                         194,622         166,953
-----------------------------------------------------------------------------------------------
Premises and equipment, net                                            4,001           3,494
Other real estate owned                                                  454             664
Accrued interest receivable and other assets                           2,737           2,764
Intangibles, net of accumulated amortization of $1,234
  at December 31, 1996 and $735 at December 31, 1995                   4,465           4,756
----------------------------------------------------------------------------------------------
     Total                                                          $309,403        $252,195
===============================================================================================

Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------------------
Deposits:
  Non-interest-bearing                                               $80,774         $52,775
  Interest-bearing                                                   163,865         143,917
-----------------------------------------------------------------------------------------------
     Total deposits                                                  244,639         196,692
-----------------------------------------------------------------------------------------------
Other short-term borrowings                                           29,688          24,000
Accrued interest payable and other liabilities                         3,871           4,845
-----------------------------------------------------------------------------------------------
     Total liabilities                                               278,198         225,537
-----------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares;
     issued and outstanding, 2,571 shares
     in 1996 and 2,418 shares in 1995                                 20,880          19,627
  Retained earnings                                                   10,263           6,798
  Net unrealized gain on securities available for sale                    62             233
-----------------------------------------------------------------------------------------------
     Total shareholders' equity                                       31,205          26,658
-----------------------------------------------------------------------------------------------
Commitments and contingencies                                           ----            ----
-----------------------------------------------------------------------------------------------
     Total                                                          $309,403        $252,195
===============================================================================================

See accompanying Notes to Consolidated Financial Statements.



---------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Income
For the years ended December 31, 1996 and 1995
---------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                  1996            1995
---------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                             $20,422         $18,016
  Interest on money market investments                                       258             280
  Interest and dividends on investment securities available for sale       2,907           1,847
  Interest on investment securities held to maturity                         949             878
  Other interest and investment income                                        (9)            (43)
---------------------------------------------------------------------------------------------------
    Total interest income                                                 24,527          20,978
---------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit of $100 or more                                2,608           2,232
    Other                                                                  5,451           4,451
---------------------------------------------------------------------------------------------------
    Total interest expense                                                 8,059           6,683
---------------------------------------------------------------------------------------------------
    Net interest income                                                   16,468          14,295
---------------------------------------------------------------------------------------------------
Provision for possible loan losses                                           190           1,045
---------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                                               16,278          13,250
---------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                551             553
  Other operating income                                                     437             456
  Net loss on sale of securities available for sale                         (142)            (43)
---------------------------------------------------------------------------------------------------
     Total other income                                                      846             966
---------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                    5,517           4,339
  Occupancy                                                                  702             740
  Other                                                                    3,416           3,718
---------------------------------------------------------------------------------------------------
     Total other expenses                                                  9,635           8,797
---------------------------------------------------------------------------------------------------
     Income before income taxes                                            7,489           5,419
Income taxes                                                               3,198           2,395
---------------------------------------------------------------------------------------------------
     Net income                                                           $4,291          $3,024
===================================================================================================

Net income per share                                                       $1.63           $1.20
===================================================================================================
Average common share equivalents outstanding                               2,640           2,522
===================================================================================================

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
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Cash Flows
 For the years ended December 31, 1996 and 1995
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                         1996              1995
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                   $4,291            $3,024
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                                          190             1,045
      Depreciation and amortization                                                               483               424
      Amortization of intangibles                                                                 499               569
      Deferred tax (benefit)                                                                    -----               (86)
      Loss on sale of securities available for sale                                               142                43
      Write down of other real estate owned                                                     -----             -----
      Net (gain) loss on sale of other real estate owned                                          (46)               19
      Amortization of  premium on investment securities, net                                       36              (129)
      Decrease in intangible assets                                                               200              (412)
     Decrease in accrued interest receivable and other assets                                     120               418
      Increase (decrease) in accrued interest payable and other liabilities                    (1,388)            2,470
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                             4,527             7,385
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale or maturities of securities available for sale                            22,751            14,162
  Maturities of securities held to maturity                                                     5,345               425
  Purchase of securities available for sale                                                   (28,784)          (37,148)
  Purchase of securities to be held until maturity                                             (5,101)           (1,762)
  Proceeds from the sale of other real estate owned                                               406             1,761
  Loans, net                                                                                  (27,333)          (22,851)
  Capital expenditures                                                                           (989)             (896)
  Cash used to acquire Astra Financial Corp.                                                     (650)            -----
----------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                               (34,355)          (46,309)
----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                                47,947            16,405
  Other short-term borrowings                                                                   5,688            24,000
  Cash dividends                                                                                 (826)             (504)
  Tax benefit from stock options exercised                                                        443             -----
  Common stock repurchased                                                                      -----              (145)
  Proceeds from stock options exercised                                                           810               351
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                            54,062            40,107
----------------------------------------------------------------------------------------------------------------------------
          Net increase in cash and equivalents                                                 24,234             1,183
Cash and equivalents at beginning of year                                                      15,774            14,591
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                                           $40,008           $15,774
============================================================================================================================


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


NOTE 4 - Investment Securities

Investment  securities  as of  December  31,  1996 and 1995  are  summarized  as follows:

(dollars in thousands)                                                          December 31, 1996
----------------------------------------------------------------------------------------------------------------------------
                                                                                    Unrealized                   Fair
                                                                        -----------------------------------
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

Interest income earned on U. S. Treasury, U. S. Government agencies and state and municipal securities for the years ended December 31, 1996 and 1995 are as follows:

---------------------------------------------------------
                                     Interest income
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

The following is an analysis of the allowance for possible loan losses for the years ended December 31, 1996 and 1995:

(dollars in thousands)                   1996        1995
-----------------------------------------------------------
Balance, beginning of year               $3,847     $3,311
Provision for possible loan losses          190      1,045
Charge-offs                                (418)      (696)
Recoveries                                  336        187
Allowance relating to the
acquisition of Astra Financial Corp.         50       ----
-----------------------------------------------------------
 Balance, end of year                    $4,005     $3,847
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

NOTE 8 - Other Short-term Borrowings

Other short-term borrowings include federal funds purchased and securities sold under agreements to repurchase and information relating to these borrowings are summarized below:

(dollars in thousands)                              1996         1995
------------------------------------------------------------------------
Federal funds purchased:
   Balance at December 31,                          -----       $2,000
   Weighted average interest rate at year end       -----         5.25%
   Maximum amount outstanding at any month         $5,000        9,000
     end
   Average outstanding balance                        813          355
   Weighted average interest rate paid               5.70%        6.17%
Securities sold under agreements to
repurchase:
   Balance at December 31,                         $29,688     $22,000
   Weighted average interest rate at year end         5.56%       5.77%
   Maximum amount outstanding at any month          30,067      23,553
     end
   Average outstanding balance                      23,161      10,827
   Weighted average interest rate paid                5.58%      5.95%

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
===========================================================

Total income tax expense differed from the amount computed by applying the U. S. federal income tax rates in years ended December 31, 1996 and 1995 of 34% to income before income taxes as a result of the following:

(dollars in thousands)                      1996     1995
-----------------------------------------------------------
Computed "expected " tax expense           $2,546  $1,842
California franchise tax, net of
 federal income tax                           516     368
Amortization of intangible assets             167     230
Federal tax-exempt investment income          (46)    (42)
Other                                          15      (3)
-----------------------------------------------------------
     Income taxes                          $3,198  $2,395
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


NOTE 10 - Detail of Other Expense

Other expense for the years ended December 31, 1996 and 1995 consists of the following:

(dollars in thousands)                1996          1995
-----------------------------------------------------------
Data processing                       $554          $458
Amortization of core deposit
 intangibles  and goodwill             499           569
Business promotion                     370           314
Legal and professional fees            369           476
Client services                        247           247
Advertising                            242           186
Directors' fees and costs              219           239
Stationery and supplies                183           180
Loan and collection                    151           215
Regulators' assessments                 72           283
Net cost of other real estate owned    (48)           45
Other                                  559           506
-----------------------------------------------------------
  Total                             $3,417        $3,718
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

(dollars in thousands)           1996            1995
---------------------------------------------------------
Net income:
    As reported                  $4,291         $3,024
    Pro forma                     3,845          2,842
---------------------------------------------------------
Net income per share:
    As reported                   $1.63          $1.20
    Pro forma                      1.46           1.13
---------------------------------------------------------

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

Activity under the stock plans is as follows:

                                                 Weighted
                                       Number    Average
                                         of      Exercise
Options                                Shares     Price
-----------------------------------------------------------
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

The following table summarizes options outstanding and exercisable at December 31, 1996:

--------------------------------------------------------------------------------
                                   Weighted Average                    Weighted
  Range of                     -----------------------                  Average
  Exercise          Shares     Contractual    Exercise       Shares     Exercise
    Price        Outstanding       Life        Price      Exercisable    Price
--------------------------------------------------------------------------------
 $4.25-8.37         43,293          5.63        $6.48        33,433        $6.13
  9.12-9.31        117,940          8.56         9.31        43,000         9.31
 11.50-14.31        12,825          9.09        13.39           770        11.87
 16.37-19.94        78,460          9.49        16.96          ----         ----
                ----------------------------------------------------------------
 $4.25-19.94       252,518          8.37       $11.41        77,203        $7.96
               ==============                           ==============


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

The Company is obligated under its lease agreement for 95 South Market under a noncancelable operating lease through September 2004. The lease is subject to periodic adjustment based on changes in the CPI. The following table shows future minimum payments under the lease as of December 31, 1996:

----------------------------------------------------------
                                             Year Ending
(in thousands)                              December 31,
1997-2001 ($228 each year)                     $1,140
Thereafter                                        630
Total minimum lease payments                   $1,770
===========================================================

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

The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 as of December 31, 1996:


 (dollars in thousands)                                       1996                               1995
-----------------------------------------------------------------------------------------------------------------
                                                     Carrying        Fair           Carrying            Fair
Financial assets:                                     Value         Value             Value            Value
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                              $20,208        20,208          $12,574            12,574
Money market investments                              19,800        19,807            3,200             3,200
Investment securities                                 63,116        63,275           57,790            58,034
Loans, net                                           194,622       193,438          166,953           167,207
Accrued interest receivable                            1,735         1,735            1,698             1,698
-----------------------------------------------------------------------------------------------------------------
Financial liabilities:
-----------------------------------------------------------------------------------------------------------------
Deposits                                             245,213       245,348          197,189           197,102
Federal funds purchased, securities sold under
  repurchase agreements and other borrowings          30,286        30,318           24,714            24,672
-----------------------------------------------------------------------------------------------------------------
Off-balance sheet Financial Instruments
-----------------------------------------------------------------------------------------------------------------
Interest rate floor contract purchased                    22             8               31                64
-----------------------------------------------------------------------------------------------------------------



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

NOTE 14 - SJNB Financial Corp.
(Parent Company Only)

The following are the financial statements of SJNB Financial Corp. (parent company only):

--------------------------------------------------------------------------------
Balance Sheets
December 31, 1996 and 1995
(dollars in thousands)                                      1996         1995
--------------------------------------------------------------------------------
Assets
Cash and equivalents                                        $1,050         $710
Investment in the Bank                                      30,061       25,889
Other assets                                                    94           74
--------------------------------------------------------------------------------
     Total assets                                          $31,205      $26,673
================================================================================
Liabilities and Shareholders' Equity
Total liabilities-Accounts payable                           -----          $15
--------------------------------------------------------------------------------
Common stock, no par value; authorized, 20,000 shares
   issued and outstanding, 2,571 shares
   in 1996 and 2,418 shares in 1995                        $20,880       19,627
Retained earnings                                           10,263        6,798
Net unrealized gain on securities available for sale            62          233
--------------------------------------------------------------------------------
     Total shareholders' equity                             31,205       26,658
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity            $31,205      $26,673
================================================================================

--------------------------------------------------------------------------------
Statements of Income
For the Years Ended December 31, 1996 and 1995
(dollars in thousands)                                       1996         1995
--------------------------------------------------------------------------------
Equity in undistributed income of the Bank                  $4,343       $3,010
Interest income and fees on loans                               23          123
Reduction of provision for possible loan losses              -----           57
Other expense                                                 (110)        (156)
--------------------------------------------------------------------------------
Income  before taxes                                         4,256        3,034
Income (tax) benefit                                            35          (10)
--------------------------------------------------------------------------------
Net income                                                  $4,291       $3,024
================================================================================

--------------------------------------------------------------------------------
Statements of Cash Flows
For the Years Ended December 31, 1996 and 1995
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



The table below summarizes the Tier 1 and total risk-based capital ratios and leverage capital ratios of the Company and the Bank as of the dates indicated:

----------------------------------------------------------------------------------------------------------------------------
Risk-based and Leverage Capital Ratios
(dollars in thousands)
Company                                                             December 31, 1996              December 31, 1995
----------------------------------------------------------------------------------------------------------------------------
Risk-based                                                        Amount         Ratio          Amount           Ratio
                                                              --------------------------------------------------------------
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