Form 10-Q
period 1997-03-31
SJNB FINANCIAL CORP
filed 1997-05-08
CIK 721161

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                 For the quarterly period ended March 31, 1997

                                       or

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

                                 Not Applicable
  (Former name, former address and fiscal year, if changed, since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes X     No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,489,952 shares of common stock outstanding as of April 30, 1997

Transitional Small Business Disclosure Format;                   Yes        No X

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1. - FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   Condensed Consolidated Balance Sheets                                       3

   Condensed Consolidated Statements of Operations                             4

   Condensed Consolidated Statements of Cash Flows                             5

   Notes to Unaudited Condensed Consolidated Financial Statements              6


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION                                                 7-19


PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                                    20

Item 2.  CHANGES IN SECURITIES                                                20

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                      20

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  20

Item 5.  OTHER INFORMATION                                                    20

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     20

SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                           March 31,        December 31,
                                     Assets                                  1997              1996
----------------------------------------------------------------------------------------------------------
Cash and due from banks                                                     $16,844          $20,208
Money market investments                                                     27,619           19,800
Investment securities:
  Available for sale                                                         47,457           48,044
  Held to maturity (Fair value: $15,231 at March 31, 1997
    and $15,231 at December 31, 1996)                                        15,090           15,072
----------------------------------------------------------------------------------------------------------
     Total investment securities                                             62,547           63,116
----------------------------------------------------------------------------------------------------------
Loans                                                                       204,164          198,627
Allowance for possible loan losses                                           (4,015)          (4,005)
----------------------------------------------------------------------------------------------------------
  Loans, net                                                                200,149          194,622
----------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                   3,978            4,001
Other real estate owned                                                         454              454
Accrued interest receivable and other assets                                  4,792            2,737
Intangibles, net of accumulated amortization of $860 at
   March 31, 1997 and $735 at December 31, 1996                               4,348            4,465
----------------------------------------------------------------------------------------------------------
     Total                                                                 $320,731         $309,403
==========================================================================================================

                      Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                       $67,802          $80,774
  Interest-bearing                                                          210,595          163,865
----------------------------------------------------------------------------------------------------------
     Total deposits                                                         278,397          244,639
----------------------------------------------------------------------------------------------------------
Other short-term borrowings                                                   6,580           29,688
Accrued interest payable and other liabilities                                5,911            3,871
----------------------------------------------------------------------------------------------------------
     Total liabilities                                                      290,888          278,198
----------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares;
     issued and outstanding, 2,507 shares at March 31, 1997
     and 2,571 shares at December 31, 1996                                   19,064           20,880
  Retained earnings                                                          10,941           10,263
  Net unrealized gain (loss) on securities available for sale                  (162)              62
----------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                              29,843           31,205
----------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                  ----             ----
----------------------------------------------------------------------------------------------------------
     Total                                                                 $320,731         $309,403
==========================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                SJNB FINANCIAL CORP. AND SUBSIDIARY

                           Condensed Consolidated Statement of Operations
                              (in thousands, except per share amounts)
                                            (Unaudited)
                                                                                           Quarter ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                        1997              1996
--------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                           $5,074             $4,914
  Interest on money market investments                                                    279                 30
  Interest and dividends on investment securities available for sale                      737                682
  Interest on investment securities held to maturity                                      244                226
  Other interest and investment income                                                     (2)                (2)
--------------------------------------------------------------------------------------------------------------------
    Total interest income                                                               6,332              5,850
--------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit over $100                                                     686                621
    Other                                                                               1,438              1,308
--------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                              2,124              1,929
--------------------------------------------------------------------------------------------------------------------
    Net interest income                                                                 4,208              3,921
--------------------------------------------------------------------------------------------------------------------
Provision for possible loan losses                                                       ----                 20
--------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                                                             4,208              3,901
--------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                             134                133
  Other operating income                                                                  134                127
--------------------------------------------------------------------------------------------------------------------
     Total other income                                                                   268                260
--------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                                 1,411              1,402
  Occupancy                                                                               180                171
  Other                                                                                   796                900
--------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                               2,387              2,473
--------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                         2,089              1,688
Income taxes                                                                              884                729
--------------------------------------------------------------------------------------------------------------------
     Net income                                                                        $1,205               $959
====================================================================================================================

Net income per share                                                                    $0.45              $0.37
====================================================================================================================
Weighted average shares                                                                 2,675              2,578
====================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)
                                                                                            Quarter ended
                                                                                              March 31,
                                                                                 ------------------------------------
                                                                                      1997                1996
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                           $1,205               $959
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                                 ----                 20
      Depreciation and amortization                                                       128                118
      Amortization on intangibles                                                         117                125
      Amortization of premium on investment securities, net                                (5)                (2)
      Increase in deferred tax benefit                                                 (1,535)              ----
      Increase in accrued interest receivable and other assets                           (412)            (1,172)
      Increase (decrease) in accrued interest payable and other liabilities             2,081               (193)
---------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                           1,579               (145)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of securities available for sale                                   3,182              1,079
  Purchase of securities available for sale                                            (2,981)            (7,251)
  Cash and equivalents used to acquire Astra Financial Corp.                             ----               (650)
  Loans, net                                                                           (5,527)            (7,045)
  Capital expenditures                                                                   (106)              (151)
---------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                        (5,432)           (14,018)
---------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                        33,758              7,045
  Other short-term borrowings (repayments)                                            (23,108)             7,567
  Cash dividends                                                                         (526)              (365)
  Stock buyback                                                                        (1,881)              ----
  Proceeds from stock options exercised                                                    65                 83
---------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                     8,308             14,330
---------------------------------------------------------------------------------------------------------------------
          Net increase in cash and equivalents                                          4,455                167
Cash and equivalents at beginning of period                                            40,008             15,774
---------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                 $44,463            $15,941
=====================================================================================================================
Other cash flow information:
  Interest paid                                                                        $2,144             $4,398
                                                                                 ====================================
  Income taxes paid                                                                      ----               $965
=====================================================================================================================
Noncash transactions:
  Unrealized loss on securities available for sale, net of tax                          $(234)             $(307)
=====================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY


               Notes to Unaudited Condensed Consolidated Financial Statements

Note A     Unaudited Condensed Consolidated Financial Statements

           The unaudited consolidated financial statements of SJNB Financial Corp. (the "Company") and its subsidiary, San Jose National Bank, are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods have been included and are normal and recurring. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year.

           Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

Note B     Net Income Per Share of Common Stock

           The weighted average number of common stock shares and common stock equivalent shares used in computing net income per share of common stock are set forth below for the periods indicated:

            Weighted Average Number of Shares Outstanding
            --------------------------------------------------------------------
                                                                Quarter ended
                                                                   March 31,
                                                         -----------------------
                                                                 1997      1996
            --------------------------------------------------------------------
            Weighted average number of shares
              outstanding during the period                     2,559     2,426
            Common stock equivalents                              115       152
                                                         -----------------------
            Total                                               2,674     2,578
            ====================================================================

           Statement of Financial Accounting Standards No. 128, Earnings per Share, was issued in February 1997 ("SFAS No. 128") and is effective for years ending after December 15, 1997. The Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). This Statement's objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. Under this approach, EPS is to be calculated and reported as two separate calculations: Basic EPS, similar to the previous primary earnings per share excluding common stock equivalents; and, Diluted EPS, similar to the previous fully diluted earnings per share. Earnings per share as if calculated under the provisions of SFAS No. 128 for the first quarter of 1997 is as follows:
                                                                   March 31,
                                                               1997        1996
            --------------------------------------------------------------------
            Basic earnings per share                           $0.49       $.39
            Diluted earning per share                          $0.45       $.37
            ====================================================================

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" and the "Bank"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 1997 and the liquidity and financial condition of the Company and SJNB as of March 31, 1997 and December 31, 1996.

All dollar amounts in the text in Item 2 are in thousands, except per share amounts or as otherwise indicated.

Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of Santa Clara County (particularly the health of the semiconductor industry), volatility of rate sensitive deposits, asset/liability matching risks, the dilutive impact which might occur upon the issuance of new shares of common stock, and liquidity risks. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects. For additional information concerning these risks and uncertainties, please refer to the Company's Annual Report or Form 10-KSB for the year ended December 31, 1996.

The following presents selected financial data and ratios as of and for the three months ended March 31, 1997 and 1996:

SELECTED FINANCIAL DATA AND RATIOS
--------------------------------------------------------------------------------
                                                         For the quarters
                                                         ended March 31,
                                                      --------------------
SELECTED ANNUALIZED OPERATING RATIOS:                  1997           1996
--------------------------------------------------------------------------------
Return on average equity                               15.86%          14.42%
Return on average tangible equity                      20.32           20.13
Return on average assets                                1.61            1.50
Net chargeoffs to average loans (recoveries)            (.02)            .13
Average equity to average assets                       10.12           10.37
Average tangible equity to average tangible assets      8.80            8.56
================================================================================

                                                  At March 31,   At December 31,
PER SHARE DATA:                                        1997            1996
--------------------------------------------------------------------------------
Shareholders' equity per share                        $11.90          $12.14
Tangible equity per share                             $10.17          $10.40

SELECTED FINANCIAL POSITION RATIOS:
--------------------------------------------------------------------------------
Leverage capital ratio                                  8.50%           9.28%
Nonperforming loans to total loans                       .60             .27
Nonperforming assets to total assets                     .52             .32
Allowance for possible loan losses to total loans       1.97            2.02
Allowance for possible loan losses
  to nonperforming loans                                 327             733
Allowance for possible loan losses
   to nonperforming assets                               239             401
================================================================================

Summary of Financial Results

The Company reported net income of $1,205 or $.45 per share for the quarter ended March 31, 1997, compared with net income of $959 or $.37 per share for the first quarter of 1996. The improvement in earnings is due primarily to an increase in the net interest income due to the growth in volume and a decrease in non-interest expense and taxes.


Net Interest Income

Net interest income for the quarter ended March 31, 1997 increased $287 as compared to the same quarter a year ago. The Bank's average earning assets for the same period increased by $42 million, primarily as the result of the significant growth in the Bank's loan portfolio.

Net interest margin for the first quarter of 1997 was 6.17% as compared to 6.71% for the same quarter in 1996. This decrease was primarily related to a decline in the yield on interest-bearing assets from 9.99% in the first quarter of 1996 to 9.26% in 1997. This was mainly attributable to the decline of yields on loans from 10.85% for the first quarter of 1996 to 10.14% in 1997. Offsetting this decline in interest income earned on earning assets was the decline in the Bank's cost of funds. Such funds had an average cost of 3.41% for the first quarter of 1996 as compared to 3.19% for the same period in 1997. This was mainly due to the increase in the levels of non-interest bearing deposits, which increased from 24.7% of total average deposits in 1996 to 26.4% in 1997. See "Funding."

Although economic conditions in Northern California have remained strong in 1997, the competitive environment within the Bank's marketplace continues to be aggressive and the competition between lenders for additional loan growth has caused more competitive pricing; as reflected in the 1997's first quarter results.

Due to the nature of the Company's target market in which loans are generally tied to the prime rate, management believes modest increases in interest rates should positively affect the Company's net interest margin. Conversely,
Management believes stable or declining rates will tend to have an adverse impact on net interest margin. The Bank utilizes various vehicles to hedge its interest rate position. See "Loans" and "Asset/Liability Management."


The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three months ended March 31, 1997 and 1996.

AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)                                            Quarter ended March 31,
                                         ---------------------------------------------------------------------------
                                                       1997                                    1996
--------------------------------------------------------------------------------------------------------------------
                                          Average                 Average       Average                   Average
Assets                                    Balance    Interest    Yield (1)      Balance      Interest    Yield (1)
--------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans, net (2)                          $194,558     $5,074       10.58%       $173,495      $4,914      11.52%
  Securities available for sale (3)         47,851        737        6.25          45,480         682       6.10
  Securities held to maturity:
    Taxable (4)                             12,447        212        6.91          12,195         190       6.34
    Nontaxable (5)                           2,633         53        8.21           3,059          60       7.98
  Money market investments                  20,685        279        5.47           2,373          30       5.14
Interest rate hedging instruments             ----         (2)        ----           ----          (2)     ----
----------------------------------------------------------------             ---------------------------
      Total interest-earning assets        278,174      6,353        9.26         236,602       5,874       9.99
----------------------------------------------------------------             ---------------------------
Allowance for possible loan losses          (4,011)                                (3,965)
Cash and due from banks                     19,097                                 13,785
Other assets                                 6,733                                  6,561
Core deposit intangibles and
  goodwill, net                              4,399                                  5,099
----------------------------------------------------                         ---------------
      Total                               $304,392                               $258,082
====================================================                         ===============
Liabilities and Shareholders' equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                $42,943        287        2.71         $37,330         261       2.84
    Money market and savings                79,013        705        3.62          53,092         406       3.11
    Certificates of deposit:
      Less than $100                        15,501        205        5.36          14,273         195       5.56
      $100 or more                          49,479        686        5.62          43,414         621       5.82
----------------------------------------------------------------             ---------------------------
        Total certificates of deposits      64,980        891        5.56          57,687         816       5.75
----------------------------------------------------------------             ---------------------------
Other borrowings                            16,696        241        5.85          30,403         446       5.97
----------------------------------------------------------------             ---------------------------
       Total interest-bearing liabilities  203,632      2,124        4.23         178,512       1,929       4.35
----------------------------------------------------------------             ---------------------------
Noninterest-bearing demand                  67,145                                 48,457
Accrued interest payable and
  other liabilities                          2,809                                  4,355
----------------------------------------------------                         ---------------
      Total liabilities                    273,586                                231,324
----------------------------------------------------                         ---------------
Shareholders' equity                        30,806                                 26,758
----------------------------------------------------                         ---------------
       Total                              $304,392                               $258,082
====================================================------------             ===============------------
Net interest income and margin (6)                       $4,229        6.17%                   $3,945       6.71%
=========================================           =========================               ========================

(1)  Rates are presented on an annualized basis.
(2) Includes loan fees of $248 for 1997, and $240 for 1996. Nonperforming loans have been included in average loan balances.
(3)  Includes dividend income of $58 and $54 received in 1997 and 1996.
(4)  Includes dividend income of $8 received in 1997 and 1996.
(5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($21 in 1997 and $24 in 1996).
(6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of total average earning assets.

The following table shows the effect on the interest differential of volume and rate changes for the quarters months ended March 31, 1997 and 1996. Changes not solely attributable to volume or rates are allocated to volume and rate in proportion to the relationship to the absolute dollar amounts of changes in each.

VOLUME/RATE ANALYSIS
(dollars in thousands)
                                               Quarter ended March 31, 1997 vs.
                                                 Quarter ended March 31, 1996
                                          --------------------------------------
                                                     Increase (decrease)
                                                      due to change in
--------------------------------------------------------------------------------
                                             Average       Average        Total
                                             Volume         Rate          Change
--------------------------------------------------------------------------------
Interest income:
  Loans (1)                                    $653         $(493)         $160
  Securities:
    Available for sale                           37            18            55
    Taxable                                       4            18            22
    Nontaxable                                   (9)            2            (7)
  Money market investments                      232            17           249
--------------------------------------------------------------------------------
     Total interest income                      917          (438)          479
--------------------------------------------------------------------------------
Interest expense:
  Interest checking                              40           (14)           26
  Money market and savings                      200            99           299
  Certificates of deposits:
    Less than $100                               18            (8)           10
    $100 or greater                              89           (24)           65
  Other short-term borrowings                  (200)           (5)         (205)
--------------------------------------------------------------------------------
      Total interest expense                    147            48           195
--------------------------------------------------------------------------------
Interest rate hedging instruments              ----
Change in net interest income                  $770         $(486)         $284
================================================================================

(1) The effect of the change in loan fees is included as an adjustment to the average rate.



Provision for Possible Loan Losses

The level of the allowance for possible loan losses and the related provision, if any, reflect management's judgment as to the inherent risk of loss associated with the loan and lease portfolios as of March 31, 1997. Based on management's evaluation of such risks, no addition was made to the allowance for possible loan losses for the first quarter ended March 31, 1997, as compared to $20 for the first quarter ended March 31, 1996. See "Loan Portfolio"

Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the quarters ended March 31, 1997 and 1996:

OTHER INCOME
(dollars in thousands)
                                                Quarter ended March 31,
                                  ----------------------------------------------
                                           1997                      1996
--------------------------------------------------------------------------------
                                   Amount      Percent       Amount      Percent
--------------------------------------------------------------------------------
Depositor service charges            $134        50.00%        $133       51.15%
Other operating income                134        50.00          127       48.85
--------------------------------------------------------------------------------
    Total                            $268       100.00%        $260      100.00%
================================================================================


Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
                                              Quarter ended March 31,
                                    --------------------------------------------
                                            1997                     1996
--------------------------------------------------------------------------------
                                     Amount      Percent*     Amount    Percent*
--------------------------------------------------------------------------------
Salaries and benefits                $1,411       1.85%      $1,402        2.17%
Amortization of core deposit
  intangibles and goodwill              118        .16          125         .19
Data processing                         104        .14          127         .20
Furniture and equipment                  97        .13           89         .14
Business promotion                       91        .12           98         .15
Occupancy                                83        .11           82         .13
Client services paid by bank             79        .10           49         .08
Sundry losses                            66        .09            3         .01
Directors' fees and costs                57        .07           58         .09
Stationery and supplies                  48        .06           47         .07
Advertising                              43        .06           60         .09
Regulators assessments                   26        .03           18         .03
Loan and collection                      12        .02           59         .09
Legal and professional fees              (5)      (.01)         119         .18
Net cost of foreclosed property          (5)      (.01)           5         .01
Other                                   163        .22          132         .20
--------------------------------------------------------------------------------
     Total                           $2,388       3.14%      $2,473        3.83%
================================================================================
* The percentages are calculated by annualizing the quarterly expenses, and comparing that amount to average assets for the respective periods ended March 31, 1997 and 1996.

Total other expenses for the first quarter of 1997 decreased $85 from the same period a year ago. The decrease relates primarily to a reduction in an estimate of $135 for litigation fees offset by an increase in management and staff educational costs and sundry losses relating to alleged forgeries.

Income Tax Provision

The effective tax rate of 42% for the three months ended March 31, 1997 is affected by several items, the most significant of which are the amortization of the intangibles, tax exempt income and the California Franchise Tax Enterprise Tax Zone Credit. The effective tax rate for the year ended December 31, 1996 was 43%. The reduction in the rate is mainly due to the decline in amortization of intangibles.

Financial Condition and Earning Assets

Consolidated assets increased to $321 million at March 31, 1997 compared to $309 million at December 31, 1996. The increase consisted primarily of money market investments and loans and was funded principally by an increase in the Bank's core interest-bearing money market deposits. See "Funding."

Money Market Investments

Money market investments, which include federal funds sold were $27.6 million at March 31, 1997 as compared to $19.8 million at December 31, 1996. This increase is related to the significant increases in the Bank's money market deposits. See "Funding."
Securities

The following table shows the  composition of the securities  portfolio at March
31, 1997 and December 31, 1996. There were no issuers of securities for which the book value of specific securities held by the Bank exceeded 10% of the Company's shareholders' equity, except U.S. Government Securities.

SECURITIES PORTFOLIO
 (dollars in thousands)
                                                      March 31, 1997                     December 31, 1996
--------------------------------------------------------------------------------------------------------------------
                                                Amortized   Unrealized   Market    Amortized   Unrealized     Market
                                                  Cost      Gain (Loss)  Value       Cost      Gain (Loss)     Value
--------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                 $3,988        $(34)    $3,954      $3,989        $16         $4,005
  U. S. Government Agencies                      34,068         (41)    34,027      34,099        186         34,285
  Mortgage backed                                 5,653         (51)     5,602       5,835         33          5,868
  Mutual funds                                    4,032        (158)     3,874       4,018      (132)          3,886
--------------------------------------------------------------------------------------------------------------------
    Total available for sale                     47,741        (284)    47,457      47,941        103         48,044
--------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                                  1,979           5      1,984       1,975         28         2,003
  U. S. Government Agencies                       7,469         (14)     7,455       7,463         60          7,523
  State and municipal (nontaxable)                2,632          (3)     2,629       2,635         18          2,653
  Mortgage backed                                 2,492          13      2,505       2,481         53          2,534
--------------------------------------------------------------------------------------------------------------------
    Total held to maturity                       14,572           1     14,573      14,554        159         14,713
--------------------------------------------------------------------------------------------------------------------
  Federal Reserve Bank Stock                        518        ----       518          518       ----            518
---------------------------------------------------------------------------------------------------------------------
    Total                                        15,090           1     15,091      15,072        159         15,231
---------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio     $62,831       $(283)   $62,548     $63,013       $262        $63,275
=====================================================================================================================

Unrealized gains result from the impact of current market rates being less than those rates in effect at the time in which the Bank purchased the securities. The unrealized loss on securities available for sale as of March 31, 1997 was $284 as compared to an unrealized gain of $103 as of December 31, 1996. The change in the unrealized gain or loss from December 31, 1996 is a result of an increase in interest rates during the quarter ended March 31, 1997 The Bank's weighted average maturity of the available for sale portfolio was approximately
1.53 years as of March 31, 1997. It is estimated by management that for each 1% change in interest rates the value of the Company's available for sale securities will change by .97%.

Unrealized gains on securities held to maturity were $1 as of March 31, 1997 as compared to an unrealized gain of $159 as of December 31, 1996. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 1.86 years as of March 31, 1997. It is estimated by management that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.88%.

The maturities and yields of the investment portfolio at March 31, 1997 are shown below:

MATURITY  AND YIELDS OF  INVESTMENT  SECURITIES  At March 31,  1997  (dollars in thousands)
                                                                             Maturity
                                                 -------------------------------------------------------------------
                                                                             After one year
                                     Carrying      Within one year         within five years      After ten  years
                                      Value      Amount       Yield       Amount       Yield      Amount    Yield
--------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                      $3,954        ----       ----       $3,954        6.02%       ----    ----
  U.S. Government Agencies            34,027      $9,105       5.79%      24,922        6.30        ----    ----
  Mortgage backed                      5,602        ----       ----        5,596        6.56          $6    ----
  Mutual funds                         3,874       3,874       6.21         ----       ----         ----    ----
-----------------------------------------------------------             ------------            -----------
    Total                             47,457      12,979                  34,472                       6
-----------------------------------------------------------             ------------            -----------
Securities held to maturity:
  U. S. Treasury                       1,979        ----       ----        1,979        6.71        ----    ----
  U. S. Government Agencies            7,469       2,990       7.29        4,479        6.05        ----    ----
  State and municipal                  2,632         451       7.43        2,181        7.75        ----    ----
  Mortgage backed                      2,492        ----       ----        2,492        7.90        ----    ----
  Other                                  518        ----       ----         ----        ----         518    6.00%
-----------------------------------------------------------             ------------            -----------
    Total                             15,090       3,441                  11,131                     518
-----------------------------------------------------------             ------------            -----------
  Total                              $62,547     $16,420       6.21%     $45,603        6.17%       $524    5.93%
====================================================================================================================


Loan Portfolio

The following table provides a breakdown of the Company's consolidated loans by type of loan or borrower:

LOAN PORTFOLIO
(dollars in thousands)
                                  March 31, 1997            December 31, 1996
--------------------------------------------------------------------------------
                                          Percentage                  Percentage
                                  Total    of Total        Total       of Total
                                 Amount     Loans          Amount       Loans
--------------------------------------------------------------------------------
Commercial                      $84,403      41.34%        $77,335      38.93%
Real estate construction         14,515       7.11          15,451       7.78
Real estate-other                78,806      38.60          74,713      37.62
Consumer                          8,212       4.02           8,622       4.34
Other                            18,938       9.28          23,174      11.67
Unearned fee income                (710)      (.35)           (668)      (.34)
--------------------------------------------------------------------------------
  Total loans                  $204,164     100.00%       $198,627     100.00%
================================================================================

Consolidated loans increased to $204 million at March 31, 1997 from $199 million at December 31, 1996. Management believes the increase in the loan portfolio can be primarily attributed to the success of the Bank's business development efforts in regards to commercial loans and improvement in the economic environment in the Bank's market area which has created greater demand for loans in general.

Approximately 44% of the loan portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other, real estate equity lines (2%) (included in the Consumer category), mortgage warehouse line (.3%) and loans to real estate developers for short-term investment purposes (.3%) and loans for real estate investments purposes made to non-developers (3%). The latter three types are included in the Other category. Approximately 41% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at March 31, 1997. Approximately 82% of the commercial and real estate loan portfolio is priced with floating interest rates which limits the exposure to interest rate risk on long-term loans.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)
                                                               Balances maturing    Interest Rate Sensitivity
                                               ---------------------------------------------------------------------
                                                                                      Predeter-
                                Balances at                     One                     mined          Floating
                                 March 31,       One year     year to      Over        interest        interest
                                    1997         or less    five years  five years      rates           rates
--------------------------------------------------------------------------------------------------------------------
Commercial                          $84,403      $38,966      $33,961     $11,476        $3,316         $81,087
====================================================================================================================
Real estate construction            $14,515      $12,203       $2,113        $199          ----         $14,515
====================================================================================================================
Real estate-other                   $78,806       $7,289      $35,241     $36,276       $24,082         $54,724
====================================================================================================================

The Company utilizes a method of assigning a minimum and maximum loss ratio for each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.). Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan is evaluated on the basis of whether it is impaired and for such loans, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach for the measurement of the possible existence of future loan losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective, in addition to subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. The allowance for possible loan losses was approximately $4.0 million at March 31, 1997, or 1.97% of total loans outstanding. Management believes that the allowance for possible loan losses, determined as described above, was adequate for foreseeable losses at March 31, 1997.

The allowance for possible loan losses is a general reserve available against the total loan portfolio and off-balance sheet credit exposure. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible losses on loans. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination.



The following schedule provides an analysis of the allowance for possible loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (dollars in thousands)
                                                              Quarter ended          Year ended
                                                                March 31,           December 31,
                                                       -------------------------------------------
                                                              1997          1996           1996
--------------------------------------------------------------------------------------------------
Balance, beginning of the period                             $4,005       $3,847         $3,847
Charge-offs by loan category:
  Commercial                                                   ----           50            233
  Real estate-other                                            ----           21             70
  Consumer                                                     ----           12             22
  Other                                                        ----           93             93
--------------------------------------------------------------------------------------------------
    Total charge-offs                                                        176            418
--------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                                      6           84            258
  Real estate-other                                               4            4             13
  Consumer                                                     ----           30             65
--------------------------------------------------------------------------------------------------
    Total recoveries                                             10          118            336
--------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                    (10)          58             82
--------------------------------------------------------------------------------------------------
Provision charged to expense                                   ----           20            190
Allowance relating to Astra Financial Corp.                    ----           50             50
--------------------------------------------------------------------------------------------------
Balance, end of the period                                   $4,015       $3,859         $4,005
==================================================================================================

Ratios:
Net charge-offs (recoveries) to average loans, annualized      (.02%)        .13%           .04%
Allowance to total loans at the end of the period              1.97         2.15           2.02
Allowance to nonperforming loans at end of the period           327          802            733
==================================================================================================

During the three months ended March 31, 1997, the Company did not charge off any loans while in the first quarter of 1996 charge-offs totaled $176. The Bank recovered $10 and $118 for the respective quarters on loans previously charged off. Management does not believe there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed. The allowance for possible loan losses was 327% of nonperforming loans at March 31, 1997 compared to 733% at December 31, 1996.
This decrease relates mainly to the increase of nonperforming loans.

Nonperforming Loans

Loans for which the accrual of interest has been suspended and other loans with principal or interest contractually past due 90 days or more are set forth in the following table.

NONPERFORMING LOANS
 (dollars in thousands)
                                                          March 31, December 31,
                                                             1997        1996
--------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                  $1,149       $457
Loans restructured and in compliance with modified terms        79        $89
Other loans with principal or interest contractually past
  due 90 days or more                                            1       ----
--------------------------------------------------------------------------------
    Total                                                   $1,229       $546
================================================================================

As of March 31, 1997, the Company had approximately $1,229 of nonperforming loans, consisting of 11 loans, of which, $1,045 is secured by commercial or residential real estate and/or SBA guarantees with estimated fair values or guarantees of $2,092. At December 31, 1996, nonperforming loans totaled approximately $546.

Management conducts an ongoing evaluation and review of the loan portfolio in order to identify potential nonperforming loans. Management considers loans which are classified for regulatory purposes, loans which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of March 31, 1997, management has identified two borrowers with an aggregate loan balance of $536 (which is subject to collateral with a value of approximately $457) with respect to which known information causes management to have doubts about the borrower's abilities to comply with present repayment terms, such that the loans might subsequently be classified as nonperforming. Changes in general or local economic conditions or specific industry segments, rising interest rates, declines in real estate values and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing such loans.


Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
 (dollars in thousands)
                                  March 31, 1997           December 31, 1996
--------------------------------------------------------------------------------
                                            Percentage                Percentage
                                  Total      of Total       Total      of Total
                                 Amount      Deposits       Amount     Deposits
--------------------------------------------------------------------------------
Noninterest-bearing demand      $67,802        24.35%      $80,774        33.02%
Interest-bearing demand          45,290        16.27        40,113        16.40
Money market and savings         95,750        34.39        60,684        24.80
Certificates of deposit:
  Less than $100                 15,973         5.74        15,535         6.35
  $100 or more                   53,582        19.25        47,533        19.43
--------------------------------------------------------------------------------
    Total                      $278,397       100.00%     $244,639       100.00%
================================================================================

Deposits as of March 31, 1997, were $278 million compared to $245 million at December 31, 1996. The most significant growth in deposits has occurred in the area of interest-bearing core deposits which increased approximately $40 million. Management believes this growth in interest-bearing core deposits has been due to unusual activity by several of the Bank's customers which might not be sustained and to the business development efforts of the Bank's business development officers. Because of this high level of unusual activity, the Bank has maintained significant short-term liquidity. See "Liquidity."


Asset/Liability Management

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

To counter its asset sensitive interest rate position, the Bank entered into an interest rate "floor" in the amount of $10 million which expires in May 1999. The Bank has paid a fixed premium of $47 for which it will receive the amount of interest on $10 million based on the difference of 7% and prime when prime is less than 7%. This protects the Bank against decreases in its net income when the prime decreases to less than 7%. Settlement is done quarterly and the Bank records the impact of this hedge on an accrual basis.

During 1995 and 1996, the Bank purchased U.S. Agency and mortgage backed securities for an aggregate cost of approximately $30 million which were financed through the use of repurchase agreements. Subsequently these repurchase agreement have been reduced to approximately $4.6 million at March 31, 1997. The repurchase agreements are shown as short-term borrowings on the Company's balance sheet. The securities are fixed rate and $7.1 million matures in November 1997, $10 million matures in May 1998, $7 million matures in July 1998, $1.4 million in November 2000, $2.3 million in June 2001 and $2.2 million in September 2001. The repurchase agreement's interest rate is 5.4% and matures in May, 1997. It is anticipated based on current markets if this repurchase agreement was renewed it would renew at a rate of approximately 6%.


Capital and Liquidity

Capital

The Federal Reserve Board's risk-based capital guidelines require that total capital be in excess of 8% of total assets on a risk-weighted basis. Under the guidelines for a bank holding company capital requirements are based upon the composition of the Company's asset base and the risk factors assigned to those assets. The guidelines characterize an institution's capital as being "Tier 1" capital (defined to be principally shareholders' equity less intangible assets) and "Tier 2" capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk weighted assets). The guidelines require the Company to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The Comptroller of the Currency also requires SJNB to maintain adequate capital. The Comptroller's current regulations require national banks to maintain Tier 1 leverage capital ratio equal to at least 3% to 5% of total assets, depending on the Comptroller's evaluation of the Bank. The Comptroller also has adopted risk-based capital requirements. Similar to the Federal Reserve's guidelines, the amount of capital the Comptroller requires a bank to maintain is based upon the composition of its asset base and risk factors assigned to those assets. The guidelines require the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital. The capital ratios of the Bank are similar to the capital ratios of the Company.


The capital of the Company and SJNB exceed the amount required by the various capital guidelines. The table below summarizes the various capital ratios of the Company at March 31, 1997 and December 31, 1996.

Risk-based and Leverage Capital Ratios
(dollars in thousands)
Company                                                              March 31, 1997        December 31, 1996
--------------------------------------------------------------------------------------------------------------------
Risk-based                                                        Amount       Ratio        Amount        Ratio
                                                               -----------------------------------------------------
 Tier 1 capital                                                    $25,500      10.07%        $26,533      11.91%
Tier 1 capital minimum requirement                                  10,126       4.00           8,910       4.00
                                                               -----------------------------------------------------
  Excess                                                           $15,374       6.07%        $17,623       7.91%
                                                               =====================================================
Total capital                                                      $28,675      11.33%        $29,333      13.17%
Total capital minimum requirement                                   20,252       8.00          17,819       8.00
                                                               -----------------------------------------------------
  Excess                                                            $8,423       3.33%        $11,513       5.17%
                                                               =====================================================
Risk-adjusted assets                                              $253,148                   $222,744
                                                               =============             ==============

Leverage
Tier 1 capital                                                     $25,500       8.50%        $26,533       9.28%
Minimum leverage ratio requirement                                  12,002       4.00          11,438       4.00
                                                               -----------------------------------------------------
  Excess                                                           $13,498       4.50%        $15,095       5.28%
                                                               -----------------------------------------------------
Average total assets                                              $300,044                   $285,952
====================================================================================================================

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

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks, short-term securities held to maturity and securities available for sale less short-term borrowings. At March 31, 1997, consolidated net liquid assets totaled $89 million or 30% of consolidated total assets as compared to $64 million or 22% of consolidated total assets at December 31, 1996. In addition to the liquid asset portfolio, SJNB also has available $12 million in lines of credit with five major commercial banks, a collateralized repurchase agreement with a maximum limit of $40 million (of which approximately $5 million has been utilized at March 31, 1997), and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $7 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 19% of total deposits on March 31, 1997 and December 31, 1996.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On March 31, 1997, approximately 35% of total consolidated assets had maturities under one year and 85% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity. There are no material commitments for capital expenditures in 1997, except for the acquisition of a new data processing system for the Bank at a cost of approximately $600 which will be amortized over a period of five years.

Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See the discussion regarding asset/liability management. Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1996 or the first quarter of 1997.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Neither the Company nor the Bank is a party to any material pending legal proceedings other than as previously disclosed. Material legal proceedings were reported in the Form 10KSB for the year ended December 31, 1996.


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

                              SJNB FINANCIAL CORP.
                                  (Registrant)



Date:  May 6, 1997                S/J. Kenny
                                  James R. Kenny
                                  President and Chief Executive Officer



Date: May 6, 1997                S/E. Blakeslee
                                 Eugene E. Blakeslee
                                 Executive Vice President and
                                 Chief Financial Officer