Form 10-Q
period 1997-06-30
SJNB FINANCIAL CORP
filed 1997-08-11
CIK 721161

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                  For the quarterly period ended June 30, 1997
                                       or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   No X

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,484,402 shares of common stock outstanding as of August 4, 1997.

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1. - FINANCIAL STATEMENTS


SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

           Condensed Consolidated Balance Sheets                               3

           Condensed Consolidated Statements of Operations                     4

           Condensed Consolidated Statements of Cash Flows                     5

           Notes to Unaudited Condensed Consolidated Financial Statements      6


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND OF OPERATIONS                                                 8-20



PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                    21

Item 2.  CHANGES IN SECURITIES                                                21

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                      21

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  21

Item 5.  OTHER INFORMATION                                                    21

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     22

SIGNATURES                                                                    25

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                         June 30,   December 31,
                                        Assets                              1997        1996
--------------------------------------------------------------------------------------------------
Cash and due from banks                                                  $14,949      $20,208
Money market investments                                                  10,075       19,800
Investment securities:
  Available for sale                                                      48,715       48,044
  Held to maturity (Fair value: $14,781 at June 30, 1997
    and $15,231 at December 31, 1996)                                     14,703       15,072
--------------------------------------------------------------------------------------------------
     Total investment securities                                          63,418       63,116
--------------------------------------------------------------------------------------------------
Loans                                                                    218,055      198,627
Allowance for possible loan losses                                        (4,076)      (4,005)
--------------------------------------------------------------------------------------------------
  Loans, net                                                             213,979      194,622
--------------------------------------------------------------------------------------------------
Premises and equipment, net                                                4,087        4,001
Other real estate owned                                                      304          454
Accrued interest receivable and other assets                               4,445        2,737
Intangibles, net of accumulated amortization of  $1,471 at
   June 30, 1997 and $1,234 at December 31, 1996                           4,230        4,465
--------------------------------------------------------------------------------------------------
     Total                                                              $315,487     $309,403
==================================================================================================

                         Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                    $66,104      $80,774
   Interest-bearing                                                      207,880      163,865
--------------------------------------------------------------------------------------------------
     Total deposits                                                      273,984      244,639
--------------------------------------------------------------------------------------------------
Other short-term borrowings                                                4,297       29,688
Accrued interest payable and other liabilities                             6,361        3,871
--------------------------------------------------------------------------------------------------
     Total liabilities                                                   284,642      278,198
--------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares;
    issued and outstanding, 2,490 shares at June 30, 1997
    and 2,571 shares at December 31, 1996                                 18,644       20,880
  Retained earnings                                                       12,183       10,263
  Net unrealized gain on securities available for sale                        18           62
--------------------------------------------------------------------------------------------------
     Total shareholders' equity                                           30,845       31,205
--------------------------------------------------------------------------------------------------
Commitments and contingencies                                               ----         ----
--------------------------------------------------------------------------------------------------
     Total                                                              $315,487     $309,403
==================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                 Condensed Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                         Quarter ended          Six months ended
                                                                            June 30,                June 30,
                                                                   -------------------------------------------------
                                                                       1997          1996        1997       1996
--------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                           $5,721        $5,065     $10,795     $9,979
  Interest on money market investments                                    114            57         393         87
  Interest and dividends on investment securities available for sale      738           710       1,475      1,392
  Interest on investment securities held to maturity                      244           237         488        463
  Other interest and investment income                                     (3)           (3)         (5)        (5)
--------------------------------------------------------------------------------------------------------------------
    Total interest income                                               6,814         6,066      13,146     11,916
--------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit $100 or more                                  786           630       1,472      1,251
    Other                                                               1,393         1,417       2,831      2,725
--------------------------------------------------------------------------------------------------------------------
    Total interest expense                                              2,179         2,047       4,303      3,976
--------------------------------------------------------------------------------------------------------------------
    Net interest income                                                 4,635         4,019       8,843      7,940
--------------------------------------------------------------------------------------------------------------------
Provision for possible loan losses                                        180            30         180         50
--------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                                             4,455         3,989       8,663      7,890
--------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                             147           139         281        272
  Other operating income                                                  115           113         249        240
  Net loss on securities available for sale                               (41)          (79)        (41)       (79)
--------------------------------------------------------------------------------------------------------------------
     Total other income                                                   221           173         489        433
--------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                 1,451         1,349       2,862      2,751
  Occupancy and equipment                                                 158           166         338        337
  Other                                                                   917           825       1,713      1,725
--------------------------------------------------------------------------------------------------------------------
     Total other expenses                                               2,526         2,340       4,913      4,813
--------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                         2,150         1,822       4,239      3,510
Income taxes                                                              908           778       1,792      1,507
--------------------------------------------------------------------------------------------------------------------
     Net income                                                        $1,242        $1,044      $2,447     $2,003
====================================================================================================================

Net income per share                                                    $0.47         $0.40       $0.92      $0.77
====================================================================================================================
Weighted average number of shares outstanding                           2,618         2,639       2,651      2,607
====================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                                                          Six months ended
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                      1997               1996
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                           $2,447            $2,003
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                                  180                50
      Depreciation and amortization                                                       258               237
      Amortization of intangibles                                                         235               250
      Net loss on securities available for sale                                            41                79
      Net gain on sale of other real estate owned                                         (41)              (44)
      Amortization of premium on investment securities, net                               (17)               25
      Increase in deferred tax benefit                                                 (1,535)             ----
      (Increase) decrease in accrued interest receivable and other assets                (172)           (1,063)
      Increase (decrease) in accrued interest payable and other liabilities             2,519            (1,511)
--------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                     3,915                26
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of securities available for sale                                   9,897             6,142
  Maturities of securities held to maturity                                             1,000             2,800
  Purchase of securities available for sale                                           (10,699)          (12,538)
  Purchase of securities held to maturity                                                (598)           (2,969)
  Proceeds from the sale of other real estate owned                                       191               179
  Cash and equivalents used to acquire Astra Financial Corp.                             ----              (650)
  Loans, net                                                                          (19,538)          (15,665)
  Capital expenditures                                                                   (344)             (240)
--------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                       (20,091)          (22,941)
--------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                        29,345            16,484
  Other short-term borrowings                                                         (25,391)            7,767
  Cash dividends                                                                         (526)             (366)
  Common stock repurchased                                                             (2,319)             ----
  Proceeds from stock options exercised                                                    83               271
--------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                     1,192            24,156
--------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and equivalents                             (14,984)            1,241
Cash and equivalents at beginning of year                                              40,008            15,774
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                 $25,024           $17,015
====================================================================================================================
Other cash flow information:
  Interest paid                                                                        $4,214            $3,873
                                                                                 ===================================
  Income taxes paid                                                                      $375            $2,566
====================================================================================================================
Noncash transactions:
  Transfer of loans to other real estate owned                                           ----              ----
  Unrealized gain (loss) on securities available for sale, net of tax                     $44             $(458)
====================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

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

Note B     Net Income Per Share of Common Stock

           The weighted average number of common stock shares and common stock equivalent shares used in computing net income per share of common stock are set forth below for the periods indicated:

            Weighted Average Number of Shares Outstanding
            --------------------------------------------------------------------------------------------------------
            (in thousands)
                                                                 Quarter ended               Six months ended
                                                                   June 30,                      June 30,
                                                        ------------------------------------------------------------
                                                              1997            1996            1997          1996
            --------------------------------------------------------------------------------------------------------
            Weighted average number of shares
              outstanding during the period                  2,494           2,452           2,527          2,439
            Common stock equivalents                           124             187             124            168
            --------------------------------------------------------------------------------------------------------
            Total                                            2,618           2,639           2,651          2,607
            ========================================================================================================


           Statement of Financial Accounting Standards No. 128, Earnings per Share, was issued in February 1997 ("SFAS No. 128") and is effective for years ending after December 15, 1997. The Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). This Statement's objective is to simplify the computation of earnings per share and to make the U.S. standard for computing EPS more compatible with the standards of other countries and with that of the International Accounting Standards Committee. Under this approach, EPS is to be calculated and reported as two separate calculations: Basic EPS, similar to the previous primary earnings per share excluding common stock equivalents; and, Diluted EPS, similar to the previous fully diluted earnings per share. Earnings per share as calculated under the provisions of SFAS No. 128 for the three and six months ended June 30, 1997 and 1996 is as follows:

                                             Quarter ended      Six months ended
                                                June 30,             June 30,
                                        ----------------------------------------
                                          1997        1996      1997        1996
            --------------------------------------------------------------------
            Basic earnings per share      $0.50       $0.43     $0.97      $0.82
            --------------------------------------------------------------------
            Diluted earning per share     $0.47       $0.40     $0.92      $0.77
            ====================================================================

Note c     Other Recent Accounting Pronouncements

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statement. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

           Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way the public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 31, 1997. The Company does not believe it has any separately reportable business segments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" and the "Bank"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 1997 and the liquidity and financial condition of the Company and SJNB as of June 30, 1997 and December 31, 1996.

All dollar amounts in the text in Item 2 are in thousands, except per share amounts or as otherwise indicated.

Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of Santa Clara County (particularly the health of the semiconductor industry), volatility of rate sensitive deposits, asset/liability matching risks, the dilutive impact which might occur upon the issuance of new shares of common stock, and liquidity risks. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects. For additional information concerning these risks and uncertainties, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

The following presents selected financial data and ratios as of and for the three and six months ended June 30, 1997 and 1996:

SELECTED FINANCIAL DATA AND RATIOS
--------------------------------------------------------------------------------------------------------------------
                                                                For the quarters            For the six months
                                                                 ended June 30,               ended June 30,
                                                           ---------------------------------------------------------
SELECTED ANNUALIZED OPERATING RATIOS:                          1997          1996          1997           1996
--------------------------------------------------------------------------------------------------------------------
Return on average equity                                        16.54%        15.23%        16.19%        14.83%
Return on average tangible equity                               21.10         20.80         20.71         20.47
Return on average assets                                         1.60          1.53          1.60          1.51
Net chargeoffs (recoveries) to average loans                      .23          (.29)          .11          (.08)
Average equity to average assets                                 9.66         10.06          9.89         10.21
Average tangible equity to average tangible assets               8.41          8.40          8.60          8.48
====================================================================================================================

                                                            At June 30,   At June 30,  At December 31,
PER SHARE DATA:                                                1997          1996          1996
-----------------------------------------------------------------------------------------------------
Shareholders' equity per share                                 $12.39        $11.37        $12.14
Tangible equity per share                                      $10.69         $9.38        $10.40

SELECTED FINANCIAL POSITION RATIOS:
-----------------------------------------------------------------------------------------------------
Leverage capital ratio                                           8.62%         8.65%         9.28%
Nonperforming loans to total loans                                .70           .24           .27
Nonperforming assets to total assets                              .58           .35           .32
Allowance for possible loan losses to total loans                1.87          2.14          2.02
Allowance for possible loan losses
  to nonperforming loans                                       266.00        904.00        733.00
Allowance for possible loan losses
 to nonperforming assets                                       222.00        413.00        401.00
=====================================================================================================

Summary of Financial Results
The Company reported net income of $1,242 or $.47 per share for the quarter ended June 30, 1997, compared with net income of $1,044 or $.40 per share for the second quarter of 1996. The improvement in earnings is due primarily to an increase in the net interest income due to the growth in volume.

For the six months ended June 30, 1997, the net income was $2,447 or $.92 per share compared with net income of $2,003 or $.77 per share in 1996. The improvement is due primarily to an increase in the net interest income due to the growth in volume.


Net Interest Income
Net interest income for the quarter ended June 30, 1997 increased $616 as compared to the same quarter a year ago. The Bank's average earning assets for the same period increased by $34 million, primarily as the result of the significant growth in the Bank's loan portfolio. Net interest income for the six months ended June 30, 1997 increased $903 as compared to the same period a year ago. The Bank's average earning assets for the same period increased by $38 million.

Net interest margin for the second quarter of 1997 was 6.56% as compared to 6.48% for the same quarter in 1996. This increase was primarily related to a decline in the cost of interest-bearing liabilities from 4.25% in the second quarter of 1996 to 4.07% in 1997. This was partially offset by a decline in interest income earned on earning assets due to the decrease in the yield on factoring accounts receivable.

Net interest margin for the first six months of 1997 was 6.37% as compared to 6.59% for the same period in 1996. This decrease was primarily related to a decline in interest income earned on earning assets due to the aforementioned decrease in the yield on factoring accounts receivable, offset by the decline in the cost of interest-bearing deposits.

Although economic conditions in Northern California have remained strong in 1997, the competitive environment within the Bank's marketplace continues to be aggressive and the competition between lenders for additional loan growth has caused more competitive pricing. This is reflected in 1997's second quarter results.

Due to the nature of the Company's target market in which loans are generally tied to the prime rate, management believes modest increases in interest rates should positively affect the Bank's net interest margin. Conversely, management believes stable or declining rates will tend to have an adverse impact on net interest margin. The Bank utilizes various methods to hedge some of its interest rate risk. See "Loans" and "Asset/Liability Management."



The following tables shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three and six months ended June 30, 1997 and 1996.

AVERAGE BALANCES, RATES AND YIELDS
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                  Quarter ended June 30,
                                        ---------------------------------------------------------------------------
                                                        1997                                 1996
-------------------------------------------------------------------------------------------------------------------
                                          Average                  Average     Average                  Average
                Assets                    Balance     Interest    Yield (1)    Balance     Interest    Yield (1)
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans, net (2)                           $213,050     $5,721       10.77%     $183,276      $5,065      11.12%
  Securities available for sale (3)          47,669        738        6.21        47,866         710       5.97
  Securities held to maturity:
    Taxable (4)                              12,422        211        6.81        12,452         201       6.49
    Nontaxable (5)                            2,765         55        7.98         3,056          60       7.90
  Money market investments                    8,857        114        5.16         4,455          57       5.15
Interest rate hedging instruments              ----         (3)      -----          ----          (3)     -----
-----------------------------------------------------------------            -------------------------
      Total interest-earning assets         284,763      6,836        9.63       251,105       6,090       9.75
-----------------------------------------------------------------            -------------------------
Allowance for possible loan losses           (4,123)                              (3,966)
Cash and due from banks                      18,292                               14,681
Other assets                                  8,527                                7,014
Core deposit intangibles and
  goodwill, net                               4,274                                4,965
----------------------------------------------------                         -------------
      Total                                $311,733                             $273,799
====================================================                         =============
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                 $44,650        274        2.46       $42,321         289       2.75
    Money market and savings                 89,822        807        3.60        62,123         516       3.34
    Certificates of deposit:
      Less than $100                         15,504        199        5.15        14,112         190       5.42
      $100 or more                           57,497        786        5.48        45,343         630       5.59
-----------------------------------------------------------------            -------------------------
        Total certificates of deposits       73,001        985        5.41        59,455         820       5.55
-----------------------------------------------------------------            -------------------------
Other borrowings                              7,414        113        6.11        29,952         422       5.67
-----------------------------------------------------------------            -------------------------
  Total interest-bearing liabilities        214,887      2,179        4.07       193,851       2,047       4.25
-----------------------------------------------------------------            -------------------------
Noninterest-bearing demand                   61,173                               49,229
Accrued interest payable and
  other liabilities                           5,555                                3,165
----------------------------------------------------                         -------------
      Total liabilities                     281,615                              246,245
----------------------------------------------------                         -------------
Shareholders' equity                         30,118                               27,554
----------------------------------------------------                         -------------
       Total                               $311,733                             $273,799
====================================================-------------            =============------------
Net interest income and margin (6)                         $4,657  6.56%                       $4,043       6.48%
===========================================            ========================            ========================

 (1)  Rates are presented on an annualized basis.
 (2)  Includes loan fees of $244 for 1997, and $259 for 1996.  Nonperforming loans have been included in average loan balances.
 (3)  Includes  dividend  income of $54 and $52  received in 1997 and 1996.
 (4)  Includes dividend income of $8 received in 1997and 1996.
 (5)  Adjusted to a fully taxable  equivalent  basis using the federal  statutory rate ($22 in 1997 and $24 in 1996).
(6)   The net interest margin  represents the fully taxable equivalent net interest income as a percentage of average earning assets.


AVERAGE BALANCES, RATES AND YIELDS
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                 Six months ended June 30,
                                        ----------------------------------------------------------------------------
                                                            1997                               1996
--------------------------------------------------------------------------------------------------------------------
                                            Average                    Average    Average                Average
                Assets                      Balance       Interest    Yield (1)   Balance    Interest   Yield (1)
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans, net (2)                          $203,855          $10,795      10.68%     $178,385     $9,979    11.25%
  Securities available for sale (3)         47,760            1,475       6.23        46,673      1,392     6.00
  Securities held to maturity:
    Taxable (4)                             12,434              423       6.86        12,324        391     6.38
    Nontaxable (5)                           2,699              108       8.09         3,057        120     7.89
  Money market investments                  14,738              393       5.38         3,414         87     5.12
Interest rate hedging instruments             ----               (5)      ----          ----         (5)    ----
---------------------------------------------------------------------            ----------------------
      Total interest-earning assets        281,486           13,189       9.45       243,853     11,964     9.87
---------------------------------------------------------------------            ----------------------
Allowance for possible loan losses          (4,067)                                   (3,965)
Cash and due from banks                     18,692                                    14,220
Other assets                                 7,736                                     6,787
Core deposit intangibles and
  goodwill, net                              4,336                                     5,032
---------------------------------------------------------                        -----------
      Total                               $308,183                                  $265,927
=========================================================                        ===========
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                $43,801              561       2.58       $39,826        550     2.78
    Money market and savings                84,447            1,512       3.61        57,590        922     3.22
    Certificates of deposit:
      Less than $100                        15,502              404       5.26        14,192        386     5.47
      $100 or more                          53,511            1,472       5.55        44,378      1,251     5.67
---------------------------------------------------------------------            ----------------------
        Total certificates of deposits      69,013            1,876       5.48        58,570      1,637     5.62
---------------------------------------------------------------------            ----------------------
Other borrowings                            12,029              354       5.93        30,232        867     5.77
---------------------------------------------------------------------            ----------------------
  Total interest-bearing liabilities       209,290            4,303       4.15       186,218      3,976     4.29
---------------------------------------------------------------------            ----------------------
Noninterest-bearing demand                  64,143                                    48,848
Accrued interest payable and
  other liabilities                          4,285                                     3,705
---------------------------------------------------------                        -----------
      Total liabilities                    277,718                                   238,771
---------------------------------------------------------                        -----------
Shareholders' equity                        30,465                                    27,156
---------------------------------------------------------                        -----------
       Total                              $308,183                                  $265,927
=========================================================------------            ===========-----------
Net interest income and margin (6)                              $8,886      6.37%                 $7,988    6.59%
===========================================                 ======================           =======================

 (1)  Rates are presented on an annualized basis.
 (2)  Includes loan fees of $492 for 1997, and $499 for 1996.  Nonperforming loans  have been included in average loan balances.
 (3) Includes  dividend  income of $112 and $106 received in 1997 and 1996.
 (4) Includes dividend income of $16 received in 1997and 1996.
 (5) Adjusted to a fully taxable  equivalent  basis using the federal  statutory rate ($43 in 1997and $48 in 1996).
 (6) The net interest margin  represents the fully taxable equivalent net interest income as a percentage of average earning assets.

Provision for Possible Loan Losses
The level of the allowance for possible loan losses and the related provision, if any, reflect management's judgment as to the inherent risk of loss associated with the loan and lease portfolios as of June 30, 1997. Based on management's evaluation of such risks, an addition of $180 was made to the allowance for possible loan losses for the second quarter and the six months ended June 30, 1997, respectively, as compared to $30 and $50 for the second quarter and six months ended June 30, 1996, respectively. See "Loan Portfolio"


Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the three and six months ended June 30, 1997 and 1996:

OTHER INCOME
---------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                Quarter ended June 30,              Six months ended June 30,
                                         ----------------------------------------------------------------------------
                                                1997              1996               1997               1996
                                          Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
---------------------------------------------------------------------------------------------------------------------
Depositor service charges                   $147     66.5%      $139    80.4%     $281     57.5%     $272     62.8%
Other operating income                       115     52.0        113    65.3       249     50.9       240     55.4
Net  loss on  securities  available  for     (41)   (18.5)       (79)  (45.7)      (41)    (8.4)      (79)   (18.2)
sale
---------------------------------------------------------------------------------------------------------------------
    Total                                   $221    100.0%      $173   100.0%     $489    100.0%     $433    100.0%
=====================================================================================================================


Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                           Quarter ended June 30,                 Six months ended June 30,
                                  ---------------------------------------------------------------------------------
                                     1997                1996                1997                1996
                                    Amount   Percent *  Amount   Percent *  Amount   Percent *  Amount   Percent *
-------------------------------------------------------------------------------------------------------------------
Salaries and benefits               $1,451      1.86%    $1,349      1.97%   $2,862      1.86%   $2,751      2.07%
Amortization of core deposit
  intangibles and goodwill             118       .15        125       .18       236       .15       250       .19
Data processing                        106       .14        134       .20       210       .14       261       .20
Business promotion                     113       .15         88       .13       204       .13       186       .14
Furniture and equipment                 99       .13         90       .13       196       .13       179       .13
Client services paid by bank            78       .10         62       .09       157       .10       111       .08
Legal and professional fees            148       .19        100       .15       143       .09       219       .16
Occupancy                               59       .08         76       .11       142       .09       158       .12
Sundry losses                           58       .07          7       .01       124       .08        10       .01
Directors' fees and costs               54       .07         55       .08       111       .07       113       .08
Stationery and supplies                 48       .06         40       .06        96       .06        87       .07
Advertising                             25       .03         59       .09        68       .04       119       .09
Regulators assessments                  27       .03         17       .03        53       .03        35       .03
Loan and collection                     30       .04         57       .08        42       .03       116       .09
Net cost of foreclosed property        (45)     (.06)       (52)     (.08)      (50)     (.03)      (47)     (.04)
Other                                  157       .20        133       .19       319       .21       265       .20
-------------------------------------------------------------------------------------------------------------------
     Total                          $2,526      3.24%    $2,340      3.42%   $4,913      3.19%   $4,813      3.62%
===================================================================================================================

 * The percentages are calculated by annualizing the quarterly expenses and comparing that amount to average assets for the respective periods ended June 30, 1997 and 1996.

Total other expenses for the second quarter of 1997 increased $186 from the same period a year ago, primarily as a result of increases in salaries and benefits (relating to increased volumes and incentives), potential uninsured check-processing losses and an increase in legal and professional expenses.

Total other expenses for the six months ended June 30, 1997 increased $100 from the same period a year ago. The major increases included salaries and benefits (relating to increased volumes and incentives), potential uninsured check-processing losses and additional costs to provide custom client services. Offsetting these increases were reductions in data processing expense (reduction in contract costs), legal and professional fees (inactive litigation matters) and loan and collection expenses (collection of costs advanced in the collection process).


Income Tax Provision
The effective tax rate of 42% for the six months ended June 30, 1997 is affected by several items. The most significant are the amortization of the intangibles, tax exempt income and the California Franchise Tax Enterprise Tax Zone Credit. The effective tax rate for the year ended December 31, 1996 was 43%. The reduction in the rate is mainly due to the decline in amortization of intangibles.


Financial Condition and Earning Assets
Consolidated assets increased to $315 million at June 30, 1997 compared to $309 million at December 31, 1996. The increase consisted primarily of loan growth and was funded principally by an increase in the Bank's core interest-bearing money market deposits. See "Funding."


Money Market Investments
Money market investments, which include federal funds sold, were $10.1 million at June 30, 1997 as compared to $19.8 million at December 31, 1996. This decrease is related to the significant increase in the Bank's loans.


Securities
The following table shows the composition of the securities portfolio at June 30, 1997 and December 31, 1996. There were no issuers of securities (except U.S. Government Securities) for which the book value of specific securities held by the Bank exceeded 10% of the Company's shareholders' equity.



SECURITIES PORTFOLIO
--------------------------------------------------------------------------------------------------------------------
 (dollars in thousands)
                                                      June 30, 1997                       December 31, 1996
                                            ------------------------------------------------------------------------
                                              Amortized    Unrealized   Market    Amortized   Unrealized   Market
                                                Cost      Gain (Loss)    Value      Cost     Gain (Loss)    Value
--------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                $4,999         $(17)      $4,982    $3,989         $16       $4,005
  U. S. Government Agencies                     34,068          135       34,203    34,099         186       34,285
  Mortgage backed                                5,677           30        5,707     5,835          33        5,868
  Mutual funds                                   3,955         (132)       3,823     4,018        (132)       3,886
--------------------------------------------------------------------------------------------------------------------
    Total available for sale                    48,699           16       48,715    47,941         103       48,044
--------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                                 1,984           17        2,001     1,975          28        2,003
  U. S. Government Agencies                      6,474           24        6,498     7,463          60        7,523
  State and municipal (nontaxable)               3,225           11        3,236     2,635          18        2,653
  Mortgage backed                                2,502           26        2,528     2,481          53        2,534
--------------------------------------------------------------------------------------------------------------------
    Total held to maturity                      14,185           78       14,263    14,554         159       14,713
  Federal Reserve Bank Stock                       518         ----          518       518        ----          518
--------------------------------------------------------------------------------------------------------------------
    Total                                       14,703           78       14,781    15,072         159       15,231
--------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio    $63,402          $94      $63,496   $63,013        $262      $63,275
====================================================================================================================

Unrealized gains result from the impact of current market rates being less than those rates in effect at the time the Bank purchased the securities. The unrealized gain on securities available for sale as of June 30, 1997 was $16 as compared to an unrealized gain of $103 as of December 31, 1996. The change in the unrealized gain from December 31, 1996 is the result of a decrease in interest rates during the six months ended June 30, 1997. The Bank's weighted average maturity of the available for sale portfolio was approximately 1.66 years as of June 30, 1997. It is estimated by management that for each 1% change in interest rates the value of the Company's available for sale securities will change by 1.48%.

The unrealized gain on securities held to maturity was $78 as of June 30, 1997 as compared to an unrealized gain of $159 as of December 31, 1996. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 2.04 years as of June 30, 1997. It is estimated by management that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.63%.

The maturities and yields of the investment portfolio at June 30, 1997 are shown below:



MATURITY AND YIELDS OF INVESTMENT SECURITIES
--------------------------------------------------------------------------------------------------------------------
At June 30, 1997
(dollars in thousands)
                                                  Available for Sale                    Held to Maturity
--------------------------------------------------------------------------------------------------------------------
                                                                     FTE(1)                                FTE(1)
                                           Amortized    Estimated    Average    Amortized     Estimated   Average
                                             Cost       Fair Value    Yield        Cost      Fair Value    Yield
--------------------------------------------------------------------------------------------------------------------
U. S. Treasury:
  Within 1 year                               -----         -----       -----      $984           $994      7.05%
  After 1 year within 5 years                $4,999        $4,982       6.06%      1,000          1,006      6.38
--------------------------------------------------------------------------------------------------------------------
    Totals                                    4,999         4,982       6.06       1,984          2,001      6.71
--------------------------------------------------------------------------------------------------------------------
U.S. Government Agencies:
  Within 1 year                              17,073        17,139       6.20       1,993          2,013      7.75
  After 1 year within 5 years                16,995        17,064       6.30       4,481          4,485      6.05
--------------------------------------------------------------------------------------------------------------------
    Totals                                   34,068        34,203       6.25       6,474          6,498      6.57
--------------------------------------------------------------------------------------------------------------------
State and municipal:
  Within 1 year                               -----         -----      -----         451            453      7.43
  After 1 year within 5 years                 -----         -----      -----       2,406          2,417      7.57
  After 10 years                              -----         -----      -----         368            367      7.16

--------------------------------------------------------------------------------------------------------------------
    Totals                                    -----         -----      -----       3,225          3,236      7.50
--------------------------------------------------------------------------------------------------------------------
Mortgage backed:
  After 1 year within 5 years                 4,701         4,730       6.77       -----          -----     -----
  After 5 years within 10 years                 976           977       6.71       2,502          2,528      7.90
--------------------------------------------------------------------------------------------------------------------
    Totals                                    5,677         5,707       6.76       2,502          2,528      7.90
--------------------------------------------------------------------------------------------------------------------
Mutual funds:
  Within 1 year                               3,955         3,823       5.68       -----          -----      -----
--------------------------------------------------------------------------------------------------------------------
Other:
  After 10 years                              -----         -----       -----        518            518      6.00

--------------------------------------------------------------------------------------------------------------------
    Total investment securities              48,698       $48,715       5.63%    $14,703        $14,781      7.00%
                                                       =============================================================
Net unrealizable gain on
  securities available for sale                  16
                                         --------------
    Total investment securities,
      net carrying value                    $48,715
                                         ==============

(1)  Fully taxable equivalent.


Loan Portfolio
The following table provides a breakdown of the Company's consolidated loans by type of loan or borrower:

LOAN PORTFOLIO
--------------------------------------------------------------------------------
(dollars in thousands)
                              June 30, 1997                 December 31, 1996
                         ------------------------------------------------------
                                     Percentage                      Percentage
                           Total      of Total          Total         of Total
                           Amount      Loans            Amount         Loans
--------------------------------------------------------------------------------
Commercial                 $85,196      39.1%           $77,335         38.9%
Real estate construction    14,727       6.8             15,451          7.8
Real estate-other           89,467      41.0             74,713         37.6
Consumer                     8,730       4.0              8,622          4.3
Other                       20,545       9.4             23,174         11.7
Unearned fee income           (610)     (0.3)              (668)        (0.3)
--------------------------------------------------------------------------------
  Total loans             $218,055     100.0%          $198,627        100.0%
================================================================================

Consolidated loans increased to $218 million at June 30, 1997 from $199 million at December 31, 1996. Management believes the increase in the loan portfolio can be primarily attributed to the success of the Bank's business development efforts in regards to commercial loans and the improvement in the economic environment in the Bank's market area which has created greater demand for loans in general.

Approximately 54% of the loan portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other, real estate equity lines (1.9%) (included in the Consumer category), mortgage warehouse line (.56%) and loans to real estate developers for short-term investment purposes (.63%) and loans for real estate investments purposes made to non-developers (3.2%). The latter three types are included in the Other category. Approximately 39% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at June 30, 1997. Approximately 85% of the commercial and real estate loan portfolio is priced with floating interest rates which limits the exposure to interest rate risk on long-term loans.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                              Balances Maturing               Interest Rate Sensitivity
                                                   ---------------------------------------------------------------------
                                                                                            Predeter-
                                      Balances at                   One                       mined       Floating
                                       June 30,     One year      year to        Over        interest     interest
                                         1997       or less     five years    five years      rates        rates
------------------------------------------------------------------------------------------------------------------------
Commercial                               $85,196      $46,592      $32,172         $6,432      $4,205      $80,991
========================================================================================================================
Real estate construction                 $14,727      $12,206       $2,401           $120       -----      $14,727
========================================================================================================================
Real estate-other                        $89,467      $10,973      $30,751        $47,743     $24,054      $65,413
========================================================================================================================

The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.). Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan is evaluated on the basis of whether it is impaired. For impaired loans, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach for the measurement of the possible existence of future loan losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective, in addition to subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. The allowance for possible loan losses was approximately $4.1 million at June 30, 1997, or 1.87% of total loans outstanding. Based on information available as of the date of this Report management believes that the allowance for possible loan losses, determined as described above, was adequate for foreseeable losses at June 30, 1997.

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

The following schedule provides an analysis of the allowance for possible loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
--------------------------------------------------------------------------------------------------------------------
 (dollars in thousands)
                                                            Quarter ended        Six months ended      Year ended
                                                              June 30,               June 30,         December 31,
                                                        ------------------------------------------------------------
                                                            1997       1996        1997       1996        1996
--------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                           $4,015      $3,859      $4,005     $3,847       $3,847
Charge-offs by loan category:
  Commercial                                                  115         ---         115         50          233
  Real estate-other                                            33         ---          33         21           70
  Consumer                                                   ----           9        ----         22           22
  Other                                                      ----         ---        ----         93           93
--------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                         148           9         148        186          418
--------------------------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                                   29          88          35        173          258
  Real estate-other                                          ----          23           4         27           13
  Consumer                                                   ----          30        ----         60           65
--------------------------------------------------------------------------------------------------------------------
    Total recoveries                                           29         141          39        260          336
--------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                  119        (132)        109        (74)          82
--------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                  180          30         180         50          190
Allowance relating to Astra Financial Corp.                  ----         ---        ----         50           50
--------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                 $4,076      $4,021      $4,076     $4,021       $4,005
====================================================================================================================

Ratios:
Net charge-offs to average loans, annualized                  .23%      (.29)%       .11%      (.08)%       .04%
Allowance to total loans at the end of the period            1.87       2.14        1.87       2.14        2.02
Allowance to nonperforming loans at end of the period      266.00     904.00      266.00     904.00      733.00
====================================================================================================================



During the three months ended June 30, 1997, the Company charged-off $148 loans (there were no charges-off in the first quarter of 1997); while in the three and six months ended June 30, 1996 the Company charged-off $9 and $186, respectively. During the three and six months ended June 30, 1997, the Company recovered $29 and $39, respectively, in loans which were previously charged-off. In the three and six months ended June 30, 1996 the Company recovered $141 and $260, respectively. Management does not believe there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed. The allowance for possible loan losses was 266% of nonperforming loans at June 30, 1997 compared to 733% at December 31, 1996. This decrease relates mainly to the increase in nonperforming loans.


Nonperforming Loans
Loans for which the accrual of interest has been suspended and other loans with principal or interest contractually past due 90 days or more are set forth in the following table.

NONPERFORMING LOANS
--------------------------------------------------------------------------------
 (dollars in thousands)
                                                          June 30,  December 31,
                                                              1997        1996
--------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                  $1,271        $457
Loans restructured and in compliance with modified terms       175         $89
Other loans with principal or interest contractually past
  due 90 days or more                                           87        ----
--------------------------------------------------------------------------------
  Total                                                      $1,533       $546
================================================================================

As of June 30, 1997, the Company had approximately $1,533 of nonperforming loans, consisting of 13 loans, of which, $1,085 is secured by commercial or residential real estate and/or SBA guarantees with estimated fair values or guarantees of $2,593. At December 31, 1996, nonperforming loans totaled approximately $546.

Management conducts an ongoing evaluation and review of the loan portfolio in order to identify potential nonperforming loans. Management considers loans which are classified for regulatory purposes, loans which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of June 30, 1997, management has identified one borrower with an aggregate loan balance of $1.1 million (which is subject to collateral with an estimated value in the range of approximately $1.2 million to $1.8 million) with respect to which known information causes management to have doubts about the borrowers' abilities to comply with present repayment terms, such that the loans might subsequently be classified as nonperforming. Changes in general or local economic conditions or specific industry segments, rising interest rates, declines in real estate values and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing such loans.

Funding
The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
--------------------------------------------------------------------------------
 (dollars in thousands)
                                     June 30, 1997             December 31, 1996
                              --------------------------------------------------
                                              Percentage              Percentage
                                  Total        of Total       Total     of Total
                                 Amount        Deposits      Amount     Deposits
--------------------------------------------------------------------------------
Noninterest-bearing demand        $66,104         24.1%        $80,774     33.0%
Interest-bearing demand            42,452         15.5          40,113     16.4
Money market and savings           94,757         34.6          60,684     24.8
Certificates of deposit:
  Less than $100                   14,794          5.4          15,535      6.4
  $100 or more                     55,877         20.4          47,533     19.4
--------------------------------------------------------------------------------
    Total                        $273,984        100.0%       $244,639    100.0%
================================================================================

Deposits as of June 30, 1997, were $274 million compared to $245 million at December 31, 1996. The most significant growth in deposits has occurred in the area of interest-bearing core deposits which increased approximately $36 million. Management believes this growth in interest-bearing core deposits has been due to unusual activity by several of the Bank's customers which might not be sustained and to the business development efforts of the Bank's business development officers. Because of this high level of unusual activity, the Bank has maintained significant short-term liquidity. See "Liquidity."


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


Capital and Liquidity

Capital
The Federal Reserve Board's risk-based capital guidelines require that total capital be in excess of 8% of total assets on a risk-weighted basis. Under the guidelines for a bank holding company, capital requirements are based upon the composition of the Company's asset base and the risk factors assigned to those assets. The guidelines characterize an institution's capital as being "Tier 1" capital (defined to be principally shareholders' equity less intangible assets) and "Tier 2" capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk weighted assets). The guidelines require the Company to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

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


The capital of the Company and SJNB exceed the amount required by the various capital guidelines. The table below summarizes the various capital ratios of the Company at June 30, 1997 and December 31, 1996.

Risk-based and Leverage Capital Ratios
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Company                                                               June 30, 1997           December 31, 1996
                                                               -----------------------------------------------------
Risk-based                                                          Amount       Ratio        Amount        Ratio
--------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                                       $26,506      10.61%       $26,533      11.91%
Tier 1 capital minimum requirement                                     9,990       4.00          8,910       4.00
--------------------------------------------------------------------------------------------------------------------
  Excess                                                             $16,515       6.61%       $17,623       7.91%
====================================================================================================================
Total capital                                                        $29,639      11.87%       $29,333      13.17%
Total capital minimum requirement                                     19,981       8.00         17,819       8.00
---------------------------------------------------------------=====================================================
  Excess                                                              $9,659       3.87%       $11,513       5.17%
====================================================================================================================
Risk-adjusted assets                                                $249,757                  $222,744
================================================================================         =================

Leverage
Tier 1 capital                                                       $26,506       8.62%       $26,533       9.28%
Minimum leverage ratio requirement                                    12,296       4.00         11,438       4.00
-------------------------------------------------------------------------------------------------------------------
  Excess                                                             $14,209       4.62%       $15,095       5.28%
===================================================================================================================
Average total assets                                                $307,411                  $285,952
================================================================================         =================


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

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks, short-term securities held to maturity, securities available for sale less short-term borrowings and the guaranteed portion of the SBA loan portfolio. At June 30, 1997, consolidated net liquid assets totaled $87 million or 29% of consolidated total assets as compared to $64 million or 22% of consolidated total assets at December 31, 1996. In addition to the liquid asset portfolio, SJNB also has available $12 million in lines of credit with five major commercial banks, a collateralized repurchase agreement with a maximum limit of $40 million (of which approximately $5 million has been utilized at June 30, 1997), and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $7 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 20% of total deposits on June 30, 1997 and 19% at December 31, 1996.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On June 30, 1997, approximately 35% of total consolidated assets had maturities under one year and 82% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity. There are no material commitments for capital expenditures in 1997, except for the acquisition of a new data processing system for the Bank at a cost of approximately $600 which will be amortized over a period of five years.


Effects of Inflation
The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See the discussion regarding asset/liability management. Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1996 or the second quarter of 1997.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Neither the Company nor the Bank is a party to any material pending legal proceedings other than as previously disclosed. Material legal proceedings were reported in the Form 10KSB for the year ended December 31, 1996.


Item 2.  Changes in Securities
Not applicable.


Item 3.  Defaults Upon Senior Securities
Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
At the annual meeting of shareholders of the Company on May 28, 1997, 1,943,797 shares were represented. In the election of directors, the shareholders of the Company voted as follows:

                                                Number of            Number of
                                               Votes Cast              Votes
                 Name                          For Nominee           Withheld
     Akamine, Ray S.                           1,937,420                6,377
     Archer, Robert A.                         1,937,997                5,800
     Bruno, Albert V.                          1,937,420                6,377
     Diridon, Rod                              1,891,467               52,330
     Fischer, Jack G.                          1,937,584                6,213
     Gorry, F. Jack                            1,892,866               50,931
     Kenny, James R.                           1,937,997                5,800
     Lund, Arthur K.                           1,934,189                9,608
     Oneal, Louis                              1,929,565               14,232
     Rubino, Diane                             1,932,147               11,650
     Shen, Douglas L.                          1,937,920                5,877
     Vandeweghe, Gary S.                       1,937,221                6,576
     Weinhardt, John W.                        1,933,715               10,082

In addition, the shareholders ratified the selection of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1997, with 1,924,204 shares being voted for the ratification, 12,209 shares being voted against, and 7,384 abstained.


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

                  *(10) d. Amendment No. 3 to the Stock Option Plan is hereby incorporated by reference from Exhibit 4.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-8, as filed on January 24,1992, under Registration No. 33-31392.

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

                  *(10) g. Amendment No.1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit
                             (10)f.of the Registrant's Quarterly Report on For 10-QSB forthe quarterly period ended June 30, 1995.

                  *(10) h. The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from
                             Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

                  *(10) i.   The   form  of  Stock   Option   Agreement   being
                             utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit
                             4.3 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

                  *(10) j. The Registrant's 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit
                             (10) i. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

                  *(10) k. Amendment No. 1 to the 1992 Director Stock Option Plan is hereby incorporated by reference to Exhibit
                             (10)i. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995

                  *(10) l. The form of Stock Option Agreement being utilized under the 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit
                             (10) j. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

                  *(10) m.   The  Registrant's   1996   Stock   Option   Plan is
                             incorporated by reference to exhibit 99.1 of the Registrant's Form S-8 filed July 30, 1996.

                  *(10) n. Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended June 30, 1996

                  *(10) o. Agreement betwee Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended June 30, 1996.

                  (10)  p.   Systems   Management  Services   Agreemen   by  and
                             between  Systematics,  Inc.  and San Jose  National
                             Bank dated  March 1,  1990,  and  amendments  dated
                             April 5, 1990,  July 10,  1990 and January 27, 1992
                             are hereby  incorporated  by reference from Exhibit
                             (10) g. of the  Registrant's  Annual Report on Form
                             10-K for the fiscal year ended December 31, 1991.

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

                  (10)  t.   Sublease   by   and   between    Greater    Unified
                             Management  Businesses,  Inc. (d.b.a. as Logistics)
                             and SJNB Financial  Corp.,  dated January 15, 1996,
                             and as amended  March 19, 1996,  for premises at 95
                             South  Market   Street,   San  Jose  CA  is  hereby
                             incorporated by reference to Exhibit (10) s. of the
                             Registrant's   Quarterly   Form   10-QSB   for  the
                             quarterly period ended June 30, 1996.

                  (27)       Financial Data Schedule.

* Indicates   management   contract   or   compensation   plan   or arrangement.

     (b)  Reports on Form 8-k

         No reports on Form 8-k were filed during the second quarter.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SJNB FINANCIAL CORP.
     (Registrant)




Date:         August 5, 1997                 S/J. R. Kenny
              James R. Kenny
              President and
              Chief Executive Officer




Date:         August 5, 1997                S/E. E. Blakeslee
              Eugene E. Blakeslee
              Executive Vice President and
              Chief Financial Officer