Form 10-Q
period 1997-09-30
SJNB FINANCIAL CORP
filed 1997-11-07
CIK 721161

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934


                For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


For the transition period from                   to

                         Commission File Number: 0-11771

                              SJNB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

California 77-0058227
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA                            95113
(Address of principal executive offices)                              (Zip Code)

                                 (408) 947-7562
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name,former address and former fiscal year,if changed,since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,491,922 shares of common stock outstanding as of November 6, 1997.

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1. - FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Condensed Consolidated Balance Sheets                                     3

     Condensed Consolidated Statements of Operations                           4

     Condensed Consolidated Statements of Cash Flows                           5

     Notes to Unaudited Condensed Consolidated Financial Statements            6


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND OF OPERATIONS                                                 8-21


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                       Not applicable


PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                                    22

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            22

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                      22

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22

Item 5.  OTHER INFORMATION                                                    22

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     22

SIGNATURES                                                                    25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SJNB FINANCIAL CORP. AND SUBSIDIARY


                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                            September 30,         December 31,
                                Assets                                          1997                  1996
--------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                         $22,265               $20,208
Money market investments                                                          2,700                19,800
Investment securities:
  Available for sale                                                             48,667                48,044
  Held to maturity (Fair value: $14,729 at September 30, 1997
    and $15,231 at December 31, 1996)                                            14,622                15,072
--------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                 63,289                63,116
--------------------------------------------------------------------------------------------------------------------
Loans                                                                           222,724               198,627
Allowance for possible loan losses                                               (4,311)               (4,005)
--------------------------------------------------------------------------------------------------------------------
  Loans, net                                                                    218,413               194,622
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                       4,112                 4,001
Other real estate owned                                                           -----                   454
Accrued interest receivable and other assets                                      4,716                 2,737
Intangibles, net of accumulated amortization of  $1,589 at
   September 30, 1997 and $1,234 at December 31, 1996                             4,110                 4,465
--------------------------------------------------------------------------------------------------------------------
     Total                                                                     $319,605              $309,403
====================================================================================================================

                 Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                           $70,374               $80,774
   Interest-bearing                                                             199,410               163,865
--------------------------------------------------------------------------------------------------------------------
     Total deposits                                                             269,784               244,639
--------------------------------------------------------------------------------------------------------------------
Other short-term borrowings                                                      12,000                29,688
Accrued interest payable and other liabilities                                    5,745                 3,871
--------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                          287,529               278,198
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares; issued and outstanding,
     2,488 shares at September 30, 1997
     and 2,571 shares at December 31, 1996                                       18,513                20,880
  Retained earnings                                                              13,479                10,263
  Net unrealized gain on securities available for sale                               84                    62
--------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                  32,076                31,205
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                     -----                 -----
--------------------------------------------------------------------------------------------------------------------
     Total                                                                     $319,605              $309,403
====================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.




                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)
                                                                        Quarter ended         Nine months ended
                                                                        September 30,           September 30,
                                                                   -------------------------------------------------
                                                                      1997        1996         1997        1996
--------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                           $5,776      $5,220     $16,571      $15,199
  Interest on money market investments                                     82          38         475          125
  Interest and dividends on investment securities available for sale      758         765       2,233        2,157
  Interest on investment securities held to maturity                      232         241         720          704
  Other interest and investment income                                     (2)         (2)         (7)          (7)
--------------------------------------------------------------------------------------------------------------------
    Total interest income                                               6,846       6,262      19,992       18,178
--------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit $100 or more                                  759         638       2,231        1,889
    Other                                                               1,412       1,396       4,243        4,121
--------------------------------------------------------------------------------------------------------------------
    Total interest expense                                              2,171       2,034       6,474        6,010
--------------------------------------------------------------------------------------------------------------------
    Net interest income                                                 4,675       4,228      13,518       12,168
--------------------------------------------------------------------------------------------------------------------
Provision for possible loan losses                                        215          50         395          100
--------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                                             4,460       4,178      13,123       12,068
--------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                             156         149         437          421
  Other operating income                                                   91         100         340          340
  Net loss on securities available for sale                             -----         (67)        (41)        (146)
--------------------------------------------------------------------------------------------------------------------
     Total other income                                                   247         182         736          615
--------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                 1,422       1,388       4,284        4,139
  Occupancy and equipment                                                 199         178         537          515
  Other                                                                   842         857       2,555        2,582
--------------------------------------------------------------------------------------------------------------------
     Total other expenses                                               2,463       2,423       7,376        7,236
--------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                         2,244       1,937       6,483        5,447
Income taxes                                                              948         817       2,740        2,324
--------------------------------------------------------------------------------------------------------------------
     Net income                                                        $1,296      $1,120      $3,743       $3,123
====================================================================================================================

Net income per share                                                    $0.49       $0.42       $1.41        $1.19
====================================================================================================================
Weighted average number of shares outstanding                           2,637       2,648       2,662        2,633
====================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                       SJNB FINANCIAL CORP. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
                                                                                      Nine months ended
                                                                                        September 30,
                                                                          ------------------------------------------
                                                                                  1997                 1996
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                      $3,743               $3,123
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                             395                  100
      Depreciation and amortization                                                  394                  356
      Amortization of intangibles                                                    355                  375
      Net realized loss on securities available for sale                              41                  146
      Net gain on sale of other real estate owned                                    (37)                 (46)
      Amortization of premium (discount) on investment securities, net               (32)                  39
      Increase in deferred tax benefit                                            (1,535)               -----
      Increase in accrued interest receivable and other assets                      (444)              (1,253)
      Increase (decrease) in accrued interest payable and other liabilities        1,858               (1,718)
--------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                4,738                1,122
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of securities available for sale                             10,057               11,658
  Maturities of securities held to maturity                                        1,250                3,900
  Purchase of securities available for sale                                      (10,699)             (25,795)
  Purchase of securities held to maturity                                           (753)              (3,919)
  Proceeds from the sale of other real estate owned                                  491                  406
  Cash and equivalents used to acquire Astra Financial Corp.                       -----                 (650)
  Net origination of loans                                                       (24,186)             (18,516)
  Capital expenditures                                                              (505)                (410)
--------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                  (24,345)             (33,326)
--------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Net increase in deposits                                                        25,145               33,063
  Other short-term borrowings (payments)                                         (17,688)               1,256
  Cash dividends                                                                    (526)                (366)
  Common stock repurchased                                                        (2,496)               -----
  Proceeds from stock options exercised                                              129                  545
--------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                4,564               34,498
--------------------------------------------------------------------------------------------------------------------
          Net (decrease) increase in cash and equivalents                        (15,042)               2,294
Cash and equivalents at beginning of year                                         40,008               15,774
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                            $24,965              $18,068
====================================================================================================================
Other cash flow information:
  Interest paid                                                                   $6,336               $6,006
                                                                          ==========================================
Income taxes                                                                      $2,365               $3,241
====================================================================================================================
Noncash transactions:
  Unrealized gain (loss) on securities available for sale, net of tax                $22                $(289)
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

Note B     Net Income Per Share of Common Stock

           The weighted average number of common stock shares and common stock equivalent shares used in computing net income per share of common stock are set forth below for the periods indicated:

            Weighted Average Number of Shares Outstanding
            --------------------------------------------------------------------
            (in thousands)
                                             Quarter ended     Nine months ended
                                              September 30,        September 30,
                                              ----------------------------------
                                              1997     1996       1997      1996
                                              ----------------------------------
            Weighted average number of shares
              outstanding during the period   2,487    2,487     2,513     2,455
            Common stock equivalents            150      161       149       178
            --------------------------------------------------------------------
            Total                             2,637     2,648     2,662    2,633
            ====================================================================

           Statement of Financial Accounting Standards No. 128, Earnings per Share, was issued in February 1997 ("SFAS No. 128") and is effective for years ending after December 15, 1997. The Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). This Statement's objective is to simplify the computation of earnings per share and to make the U.S. standard for computing EPS more compatible with the standards of other countries and with that of the International Accounting Standards Committee. Under this approach, EPS is to be calculated and reported as two separate calculations: Basic EPS, similar to the previous primary earnings per share excluding common stock equivalents; and Diluted EPS, similar to the previous fully diluted earnings per share. Earnings per share as calculated under the provisions of SFAS No. 128 for the three and nine months ended September 30, 1997 and 1996 is as follows:

                                        Quarter ended          Nine months ended
                                      September 30, 1997      September 30, 1997
                                       -----------------------------------------
                                         1997      1996          1997       1996
            --------------------------------------------------------------------
            Basic earnings per share     $0.52     $0.45         $1.49     $1.27
            ====================================================================
            Diluted earning per share    $0.49     $0.42         $1.41     $1.19
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

           Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 31, 1997. The Company does not believe it has any separately reportable business segments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" and the "Bank"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 1997 and the liquidity and financial condition of the Company and SJNB as of September 30, 1997 and December 31, 1996.

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

The following presents selected financial data and ratios as of and for the three and nine months ended September 30, 1997 and 1996:

SELECTED FINANCIAL DATA AND RATIOS
--------------------------------------------------------------------------------------------------------------------
                                                              For the quarter             For the nine months
                                                            ended September 30,           ended September 30,
                                                        ------------------------------------------------------------
SELECTED ANNUALIZED OPERATING RATIOS:                        1997           1996           1997           1996
--------------------------------------------------------------------------------------------------------------------

Return on average equity                                      16.43%         15.47%         16.28%         15.05%
Return on average tangible equity                             20.67          20.67          20.70          20.54
Return on average assets                                       1.64           1.61           1.61           1.55
Net chargeoffs (recoveries) to average loans                   (.04)           .16           (.06)         -----
Average equity to average assets                               9.98          10.42           9.91          10.28
Average tangible equity to average tangible assets             8.77           8.82           8.66           8.60
====================================================================================================================

                                                              At September 30,       At December 31,
PER SHARE DATA:                                              1997           1996           1996
-----------------------------------------------------------------------------------------------------
Shareholders' equity per share                               $12.89         $11.75         $12.14
Tangible equity per share                                    $11.24          $9.85         $10.40

SELECTED FINANCIAL POSITION RATIOS:
-----------------------------------------------------------------------------------------------------
Leverage capital ratio                                         8.97%          9.12%          9.28%
Nonperforming loans to total loans                             1.07            .32            .27
Nonperforming assets to total assets                            .74            .32            .32
Allowance for possible loan losses to total loans              1.94           2.09           2.02
Allowance for possible loan losses
  to nonperforming loans                                     181            650            733
Allowance for possible loan losses
 to nonperforming assets                                     181            435            401
=====================================================================================================

Summary of Financial Results

The Company reported net income of $1,296 or $.49 per share for the quarter ended September 30, 1997, compared with net income of $1,120 or $.42 per share for the third quarter of 1996. The improvement in earnings is due primarily to an increase in net interest income due to growth in volume.

For the nine months ended September 30, 1997, net income was $3,743 or $1.41 per share compared with net income of $3,123 or $1.19 per share for the first nine months of 1996. The improvement is due primarily to an increase in net interest income due to growth in volume.

Net Interest Income

Net interest income for the quarter ended September 30, 1997 increased $447 as compared to the same quarter a year ago. The Bank's average earning assets for the same period increased by $33 million, primarily as the result of significant growth in the Bank's loan portfolio. Net interest income for the nine months ended September 30, 1997 increased $1,350 as compared to the same period a year ago. The Bank's average earning assets for the same period increased by $36 million.

Net interest margin for the third quarter of 1997 was 6.52% as compared to 6.68% for the same quarter in 1996. This decrease was primarily related to a decline in the yield on interest-earning assets from 9.88% in the third quarter of 1996 to 9.53% in 1997. This was partially offset by a decline in the interest rate paid on interest-bearing liabilities. The decrease in the interest rates reflects the general economic trend of interest rates and an increase in the competitive pressures of the Bank's local market.

Net interest margin for the nine months of 1997 was 6.42% as compared to 6.62% for the same period in 1996. This decrease was primarily related to the aforementioned decrease in the interest rates and the competitive environment.

Although economic conditions in Northern California have remained strong in 1997, the competitive environment within the Bank's marketplace continues to be aggressive and the competition between lenders for additional loan growth has caused more competitive pricing. This is reflected in 1997's year-to-date results.

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

The following tables shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three and nine months ended September 30, 1997 and 1996.


AVERAGE BALANCES, RATES AND YIELDS
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                Quarter ended September 30,
                                         ---------------------------------------------------------------------------
                                                         1997                                 1996
--------------------------------------------------------------------------------------------------------------------
                                           Average                  Average     Average                  Average
Assets                                     Balance     Interest    Yield (1)    Balance     Interest    Yield (1)
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans, net (2)                            $216,630    $5,776        10.58%     $186,677      $5,220      11.12%
  Securities available for sale (3)           48,793       758         6.16        48,384         765       6.29
  Securities held to maturity:
    Taxable (4)                               11,485       194         6.70        12,399         209       6.71
    Nontaxable (5)                             3,116        63         8.06         2,689          53       7.89
  Money market investments                     6,040        82         5.39         2,963          38       5.10
Interest rate hedging instruments               ----        (2)       ----           ----          (2)     ----
------------------------------------------------------------------            -------------------------
      Total interest-earning assets          286,064     6,871         9.53       253,112       6,283       9.88
------------------------------------------------------------------            -------------------------
Allowance for possible loan losses            (4,135)                              (4,021)
Cash and due from banks                       19,029                               15,675
Other assets                                   8,517                                6,919
Core deposit intangibles and
  goodwill, net                                4,155                                4,840
=====================================================                         =============
      Total                                 $313,630                             $276,525
=====================================================                         =============
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                  $47,509       304         2.54       $41,591         295       2.82
    Money market and savings                  85,083       745         3.47        63,275         549       3.45
    Certificates of deposit:
      Less than $100                          14,368       203         5.61        14,898         206       5.50
      $100 or more                            55,300       759         5.45        47,169         638       5.38
------------------------------------------------------------------            -------------------------
        Total certificates of deposits        69,668       962         5.48        62,067         844       5.41
------------------------------------------------------------------            -------------------------
Other borrowings                              10,347       160         6.13        23,421         346       5.88
------------------------------------------------------------------            -------------------------
       Total interest-bearing liabilities    212,607     2,171         4.05       190,354       2,034       4.25
------------------------------------------------------------------            -------------------------
Noninterest-bearing demand                    63,267                               53,981
Accrued interest payable and
  other liabilities                            6,459                                3,378
-----------------------------------------------------                         -------------
      Total liabilities                      282,333                              247,713
-----------------------------------------------------                         -------------
Shareholders' equity                          31,297                               28,812
=====================================================                         =============
       Total                                $313,630                             $276,525
=====================================================-------------            =============------------
Net interest income and margin (6)                      $4,700         6.52%                   $4,249       6.68%
=========================================            =========================             =========================


(1) Rates are presented on an annualized basis.
(2) Includes loan fees of $248 for 1997, and $241 for 1996. Nonperforming loans have been included in average loan balances.
(3) Includes  dividend  income of $54  received in 1997 and 1996.
(4) Includes dividend income of $8 received in 1997 and 1996.
(5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($25 in 1997 and $21 in 1996).
(6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.


AVERAGE BALANCES, RATES AND YIELDS
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                             Nine months ended September 30,
                                        ---------------------------------------------------------------------------
                                                        1997                                  1996
-------------------------------------------------------------------------------------------------------------------
                                          Average                  Average      Average                  Average
Assets                                    Balance     Interest    Yield (1)     Balance     Interest    Yield (1)
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans, net (2)                           $208,160     $16,571      10.64%      $181,169    $15,199       11.21%
  Securities available for sale (3)          48,108       2,233       6.21         47,247      2,157        6.10
  Securities held to maturity:
    Taxable (4)                              12,114         617       6.81         12,350        600        6.49
    Nontaxable (5)                            2,840         172       8.08          2,934        173        7.89
  Money market investments                   11,807         475       5.38          3,262        125        5.12
Interest rate hedging instruments              ----          (7)      ----           ----         (7)    ----
-----------------------------------------------------------------             -------------------------
      Total interest-earning assets         283,029      20,061       9.48        246,962     18,247        9.87
-----------------------------------------------------------------             -------------------------
Allowance for possible loan losses           (4,090)                               (3,984)
Cash and due from banks                      18,890                                14,708
Other assets                                  7,998                                 6,831
Core deposit intangibles and
  goodwill, net                               4,275                                 4,968
----------------------------------------------------                          ------------
      Total                                $310,102                              $269,485
====================================================                          ============
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                 $45,051         866       2.57        $40,418        844        2.79
    Money market and savings                 84,746       2,257       3.56         59,499      1,472        3.30
    Certificates of deposit:
      Less than $100                         15,120         607       5.37         14,429        591        5.47
      $100 or more                           54,113       2,231       5.51         45,315      1,889        5.57
-----------------------------------------------------------------             -------------------------
        Total certificates of deposits       69,233       2,838       5.48         59,744      2,480        5.54
-----------------------------------------------------------------             -------------------------
Other borrowings                             11,462         514       6.00         27,754      1,214        5.84
-----------------------------------------------------------------             -------------------------
       Total interest-bearing               210,492       6,475       4.11        187,415      6,010        4.28
liabilities
-----------------------------------------------------------------             -------------------------
Noninterest-bearing demand                   63,847                                50,572
Accrued interest payable and
  other liabilities                           5,018                                 3,786
----------------------------------------------------                          ------------
      Total liabilities                     279,357                               241,773
----------------------------------------------------                          ------------
Shareholders' equity                         30,745                                27,712
----------------------------------------------------                          ------------
       Total                               $310,102                              $269,485
====================================================-------------             ============-------------
Net interest income and margin (6)                      $13,586       6.42%                  $12,237        6.62%
========================================            ==========================            =========================


(1) Rates are presented on an annualized basis.
(2) Includes loan fees of $740 for 1997 and 1996. Nonperforming loans have been included in average loan balances.
(3) Includes  dividend  income of $166 and $160 received in 1997 and 1996.
(4) Includes dividend income of $23 received in 1997 and 1996.
(5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($69 in 1997 and 1996).
(6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.

Provision for Possible Loan Losses

The level of the allowance for possible loan losses and the related provision, if any, reflect management's judgment as to the inherent risk of loss associated with the loan and lease portfolios as of September 30, 1997 based on information available to management as of said date. Based on management's evaluation of such risks, additions of $215 and $395 were made to the allowance for possible loan losses for the third quarter and the nine months ended September 30, 1997, respectively, as compared to $50 and $100 for the third quarter and nine months ended September 30, 1996, respectively. See "Loan Portfolio."

Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the three and nine months ended September 30, 1997 and 1996:

OTHER INCOME
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                              Quarter ended September 30,        Nine months ended September 30,
                                         ---------------------------------------------------------------------------
                                                1997              1996               1997               1996
                                          Amount   Percent   Amount   Percent   Amount  Percent   Amount   Percent
--------------------------------------------------------------------------------------------------------------------
Depositor service charges                   $156      63.2%    $149     81.9%     $437     59.4%    $421      68.4%
Other operating income                        91      36.8      100     54.9       340     46.2      340      55.3
Net loss on securities available for sale  -----    -----       (67)   (36.8)      (41)    (5.6)    (146)    (23.7)
--------------------------------------------------------------------------------------------------------------------
    Total                                   $247     100.0%    $182    100.0%     $736    100.0%    $615     100.0%
====================================================================================================================

Other Expenses

The  following  schedule  summarizes  the  major  categories  of expense  as  a percentage of average assets on an annualized basis:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                        Quarter ended September 30,            Nine months ended September 30,
                                 ------------------------------------------------------------------------------------
                                         1997                1996                 1997                 1996
                                   Amount   Percent *  Amount   Percent *   Amount   Percent *   Amount   Percent *
--------------------------------------------------------------------------------------------------------------------
Salaries and benefits              $1,422      1.81%    $1,388     2.01%     $4,284     1.84%    $4,139      2.05%
Amortization of core deposit
  intangibles and goodwill            119       .15        125      .18         355      .15        375       .18
Data processing                       103       .13        164      .24         313      .14        425       .21
Business promotion                    106       .14         76      .11         310      .14        262       .13
Furniture and equipment               104       .13         93      .13         300      .13        272       .13
Occupancy                              95       .12         85      .12         237      .10        243       .12
Client services paid by bank           77       .10         68      .10         234      .10        179       .09
Legal and professional fees            90       .11         81      .12         233      .10        300       .15
Directors' fees and costs              59       .08         52      .08         170      .07        165       .08
Stationery and supplies                34       .04         49      .07         130      .06        136       .07
Sundry losses                       -----     -----          4      .01         124      .05         14       .01
Advertising                            28       .03         65      .09          96      .04        184       .09
Regulators assessments                 28       .04         19      .03          81      .03         54       .03
Loan and collection                    30       .04         17      .02          72      .03        133       .06
Net cost of foreclosed property         5       .01         (3)    ----         (45)    (.02)       (50)     (.02)
Other                                 163       .21        140      .20         482      .21        405       .20
--------------------------------------------------------------------------------------------------------------------
     Total                         $2,463      3.14%    $2,423     3.51%     $7,376     3.17%    $7,236      3.58%
====================================================================================================================


* The percentages are calculated by annualizing the expenses and comparing that amount to the average assets for the respective periods ended September 30, 1997 and 1996.

Total other expenses for the third quarter of 1997 increased $40 from the same period a year ago, primarily as a result of increases in salaries and benefits (relating to increased volumes and incentives), offset by a decrease in data processing expenses due to a reduction in contract costs.

Total other expenses for the nine months ended September 30, 1997 increased $140 from the same period a year ago. The major increases included salaries and benefits (relating to increased volumes and incentives), potential uninsured check-processing losses and additional costs to provide custom client services. Offsetting these increases were reductions in data processing expenses (reduction in contract costs), legal and professional fees, loan and collection expenses and a reduction in advertising costs.

Income Tax Provision

The effective tax rate of 42% for the nine months ended September 30, 1997 is affected by several items. The most significant are the amortization of intangibles, tax exempt income and the California Franchise Tax Enterprise Tax Zone Credit. The effective tax rate for the year ended December 31, 1996 was 43%. The reduction in the rate is mainly due to the decline in amortization of intangibles.

Financial Condition and Earning Assets

Consolidated assets increased to $320 million at September 30, 1997 compared to $309 million at December 31, 1996. The increase consisted primarily of loan growth and was funded principally by an increase in the Bank's core interest-bearing money market deposits. See "Funding."

Money Market Investments

Money market investments, which include federal funds sold, were $2.7 million at September 30, 1997 as compared to $19.8 million at December 31, 1996. This decrease is related to the increase in the Bank's loans.

Securities

The following table shows the composition of the securities portfolio at September 30, 1997 and December 31, 1996. There were no issuers of securities (except U.S. Government Securities) for which the book value of securities issued by any issuer held by the Bank exceeded 10% of the Company's shareholders' equity.



SECURITIES PORTFOLIO
---------------------------------------------------------------------------------------------------------------------
 (dollars in thousands)
                                                    September 30, 1997                    December 31, 1996
                                            -------------------------------------------------------------------------
                                             Amortized   Unrealized     Market    Amortized   Unrealized    Market
                                               Cost      Gain (Loss)    Value       Cost     Gain (Loss)    Value
---------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                               $5,000         $25        $5,025     $3,989         $16       $4,005
  U. S. Government Agencies                    34,067         167        34,234     34,099         186       34,285
  Mortgage backed                               5,518          65         5,583      5,835          33        5,868
  Mutual funds                                  3,955        (130)        3,825      4,018        (132)       3,886
---------------------------------------------------------------------------------------------------------------------
    Total available for sale                   48,540         127        48,667     47,941         103       48,044
---------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                                1,988          18         2,006      1,975          28        2,003
  U. S. Government Agencies                     6,480          31         6,511      7,463          60        7,523
  State and municipal (nontaxable)              3,124          25         3,149      2,635          18        2,653
  Mortgage backed                               2,512          33         2,545      2,481          53        2,534
---------------------------------------------------------------------------------------------------------------------
    Total held to maturity                     14,104         107        14,211     14,554         159       14,713
  Federal Reserve Bank Stock                      518        ----           518        518        ----          518
---------------------------------------------------------------------------------------------------------------------
    Total                                      14,622         107        14,729     15,072         159       15,231
---------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio   $63,162        $234       $63,396    $63,013        $262      $63,275
=====================================================================================================================

Unrealized gains generally result from the impact of current market rates being less than those rates in effect at the time the Bank purchased the securities.
The unrealized gain on securities available for sale as of September 30, 1997 was $127 as compared to an unrealized gain of $103 as of December 31, 1996. The
Bank's weighted average maturity of the available for sale portfolio was approximately 1.59 years as of September 30, 1997. It is estimated by management that for each 1% change in interest rates the value of the Company's available for sale securities will change by 1.22%.

The unrealized gain on securities held to maturity was $107 as of September 30, 1997 as compared to an unrealized gain of $159 as of December 31, 1996. The
Bank's weighted average maturity of the held to maturity investment portfolio was approximately 2.14 years as of September 30, 1997. It is estimated by management that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.58%.

The maturities and yields of the investment portfolio at September 30, 1997 are shown below:


MATURITY AND YIELDS OF INVESTMENT SECURITIES
-------------------------------------------------------------------------------------------------------------------
At  September 30, 1997
(dollars in thousands)                        Available for Sale                      Held to Maturity
                                     ------------------------------------------------------------------------------
                                                                  FTE(1)                                 FTE(1)
                                      Amortized    Estimated     Average     Amortized    Estimated     Average
                                         Cost      Fair Value     Yield         Cost      Fair Value     Yield
                                     ------------------------------------------------------------------------------
U. S. Treasury:
  Within 1 year                           -----        -----        -----         $988         $996         7.05%
  After 1 year within 5 years            $5,000       $5,025         6.06%       1,000        1,009         6.38
                                     ------------------------------------------------------------------------------
    Totals                                5,000        5,025         6.06        1,988        2,006         6.71
                                     ------------------------------------------------------------------------------
U.S. Government Agencies:
  Within 1 year                          25,064       25,139         6.19        1,997        2,006         7.75
  After 1 year within 5 years             9,003        9,095         6.42        4,483        4,505         6.05
                                     ------------------------------------------------------------------------------
    Totals                               34,067       34,234         6.25        6,480        6,511         6.57
                                     ------------------------------------------------------------------------------
State and municipal:
  Within 1 year                           -----        -----        -----          200          202         7.01
  After 1 year within 5 years             -----        -----        -----        2,401        2,417         7.57
  After 10 years                          -----        -----        -----          523          530         7.16
                                     ------------------------------------------------------------------------------
    Totals                                -----        -----        -----        3,124        3,149         7.47
                                     ------------------------------------------------------------------------------
Mortgage backed
  After 1 year within 5 years             4,542        4,593         6.77        -----        -----        -----
  After 5 years within 10 years             976          990         6.71        2,512        2,545         7.90
                                     ------------------------------------------------------------------------------
    Totals                                5,518        5,583         6.76        2,512        2,545         7.90
                                     ------------------------------------------------------------------------------
Mutual funds:
                                     ------------------------------------------------------------------------------
  Within 1 year                           3,955        3,825         5.43        -----        -----        -----
                                     ------------------------------------------------------------------------------
Other
                                     ------------------------------------------------------------------------------
  After 10 years                          -----        -----        -----          518          518         6.00
                                     ------------------------------------------------------------------------------
    Total investment securities          48,540      $48,667         6.22%     $14,622      $14,729         7.00%
                                     -------------=================================================================
Net unrealizable gain on
  securities available for sale             127
                                     -------------
Total investment securities,
    net carrying value                  $48,667
                                     =============

(1)   Fully taxable equivalent.

Loan Portfolio

The following table provides a breakdown of the Company's consolidated loans by type of loan or borrower:

LOAN PORTFOLIO
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                               September 30, 1997                       December 31, 1996
                                      ------------------------------------------------------------------------------
                                                             Percentage                              Percentage
                                            Total             of Total              Total             of Total
                                            Amount              Loans              Amount              Loans
--------------------------------------------------------------------------------------------------------------------
Commercial                                   $87,152             39.1%              $77,335              38.9%
Real estate construction                      16,882              7.6                15,451               7.8
Real estate-other                             89,471             40.2                74,713              37.6
Consumer                                       8,345              3.7                 8,622               4.3
Other                                         21,508              9.7                23,174              11.7
Unearned fee income                             (634)            (0.3)                 (668)             (0.3)
--------------------------------------------------------------------------------------------------------------------
 Total loans                                $222,724            100.0%             $198,627             100.0%
====================================================================================================================

Consolidated loans increased to $223 million at September 30, 1997 from $199 million at December 31, 1996. Management believes the increase in the loan portfolio can be primarily attributed to the success of the Bank's business development efforts in regards to commercial and real estate term financing loans and the economic environment in the Bank's market area which has created greater demand for loans in general.

Approximately 54% of the loan portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other, real estate equity lines (2%, included in the Consumer category), and loans to real estate developers for short-term investment purposes (1%) and loans for real estate investments purposes made to non-developers (3%). The latter three types are included in the Other category. Approximately 39% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at September 30, 1997. Approximately 84% of the commercial and real estate loan portfolio is priced with floating interest rates which generally limits the exposure to interest rate risk on long-term loans.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                        Balances maturing              Interest Rate Sensitivity
                                           -------------------------------------------------------------------------
                                                                                        Predeter-
                             Balances at                      One                         mined         Floating
                            September 30,    One year       year to         Over         interest       interest
                                 1997         or less      five years    five years       rates          rates
--------------------------------------------------------------------------------------------------------------------
Commercial                       $87,151        $49,261       $31,627         $6,263        $5,107        $82,044
====================================================================================================================
Real estate construction         $16,882        $15,841           $70           $971         -----        $16,882
====================================================================================================================
Real estate-other                $89,471        $13,479       $27,650        $48,342       $25,171        $64,300
====================================================================================================================

The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.). Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon, among other things, the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan is evaluated on the basis of whether or not it is impaired. For impaired loans, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach believed by management to measure the risk of possible future loan losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. The allowance for possible loan losses was approximately $4.3 million at September 30, 1997, or 1.94% of total loans outstanding. Based on information available as of the date of this report, management believes the allowance for possible loan losses, determined as described above, to be adequate for potential losses foreseeable at September 30, 1997.

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

The following schedule provides an analysis of the allowance for possible loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
------------------------------------------------------------------------------------------------------
 (dollars in thousands)
                                                 Quarter ended       Nine months ended    Year ended
                                                 September 30,         September 30,     December 31,
                                              --------------------------------------------------------
                                                1997       1996       1997        1996       1996
------------------------------------------------------------------------------------------------------
Balance, beginning of the period                $4,076     $4,021     $4,005      $3,847     $3,847
Charge-offs by loan category:
  Commercial                                      ----        155        115         205        233
  Real estate-other                               ----       ----         33          21         70
  Consumer                                        ----       ----       ----          22         22
  Other                                           ----       ----       ----          93         93
------------------------------------------------------------------------------------------------------
    Total charge-offs                             ----        155        148         341        418
------------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                        20         75         55         248        258
  Real estate-other                               ----          2          4          29         13
  Consumer                                        ----          5       ----          65         65
------------------------------------------------------------------------------------------------------
    Total recoveries                                20         82         59         342        336
------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                       (20)        73         89          (1)        82
------------------------------------------------------------------------------------------------------
Provision charged to expense                       215         50        395         100        190
Allowance relating to Astra Financial Corp.       ----       ----       ----          50         50
------------------------------------------------------------------------------------------------------
Balance, end of the period                      $4,311     $3,998     $4,311      $3,998     $4,005
======================================================================================================

Ratios:
Net charge-offs (recoveries) to average loans, annualized      (0.04%)     0.16%      0.06%    ----           .04%
Allowance to total loans at the end of the period               1.94       2.09       1.94        2.09       2.02
Allowance to nonperforming loans at end of the period         181        650        181         650        733
====================================================================================================================

During the three months ended September 30, 1997, there were no charge-offs and for the nine months ended September 30, 1997 a total of $148 had been charged-off. This compares to the three and nine months ended September 30, 1996 where the Company charged-off $155 and $341, respectively. During the three and nine months ended September 30, 1997, the Company recovered $20 and $59, respectively, in loans which were previously charged-off. In the three and nine months ended September 30, 1996 the Company recovered $82 and $342, respectively. Management does not believe that there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed. The allowance for possible loan losses was 181% of nonperforming loans at September 30, 1997 compared to 733% at December 31, 1996. This decrease relates mainly to the increase in nonperforming loans.

Nonperforming Loans

Loans for which the accrual of interest has been suspended and other loans with principal or interest contractually past due 90 days or more are set forth in the following table:.



NONPERFORMING LOANS
------------------------------------------------------------------------------------------------
 (dollars in thousands)
                                                         September 30,          December 31,
                                                             1997                   1996
------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                  $2,311                  $457
Loans restructured and in compliance with modified terms        66                    89
-----------------------------------------------------------------------------------------------
    Total                                                   $2,377                  $546
================================================================================================

As of September 30, 1997, the Company had approximately $2,377 of nonperforming loans, consisting of 10 loans, of which $1,730 (8 loans) is secured by commercial or residential real estate and/or SBA guarantees with estimated fair values or guarantees of $3,238. At December 31, 1996, nonperforming loans totaled approximately $546. This increase relates primarily to a single real estate construction loan in the amount of $1.2 million, which Management believes to be well secured.

Management conducts an ongoing evaluation and review of the loan portfolio in order to identify potential nonperforming loans. Management considers loans which are classified for regulatory purposes, loans which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of September 30, 1997, management has not identified any borrowers with respect to which known information causes management to have doubts about the borrowers' abilities to comply with present repayment terms, such that the loans might subsequently be classified as nonperforming. Changes in general or local economic conditions or specific industry segments, rising interest rates, declines in real estate values and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing such loans.

Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
--------------------------------------------------------------------------------------------------------------------
 (dollars in thousands)
                                            September 30, 1997                        December 31, 1996
                                ------------------------------------------------------------------------------------
                                                          Percentage                                Percentage
                                       Total               of Total              Total               of Total
                                       Amount              Deposits              Amount              Deposits
--------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand             $70,374               26.1%               $80,774               33.0%
Interest-bearing demand                 45,195               16.8                 40,113               16.4
Money market and savings                85,376               31.6                 60,684               24.8
Certificates of deposit:
  Less than $100                        14,644                5.4                 15,535                6.4
  $100 or more                          54,195               20.1                 47,533               19.4
--------------------------------------------------------------------------------------------------------------------
    Total                             $269,784              100.0%              $244,639              100.0%
====================================================================================================================

Deposits as of September 30, 1997 were $270 million compared to $245 million at December 31, 1996. The most significant growth in deposits has occurred in the area of interest-bearing core deposits which increased approximately $30 million. Management believes this growth in interest-bearing core deposits has been due to unusual activity by several of the Bank's customers which might not be sustained and to the business development efforts of the Bank's business development officers. Because of this high level of unusual activity, the Bank has maintained significant short-term liquidity. See "Liquidity."

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

The capital of the Company and SJNB exceed the amount required by the various capital guidelines. The table below summarizes the various capital ratios of the Company at September 30, 1997 and December 31, 1996.


Risk-based and Leverage Capital Ratios
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Company                                           September 30, 1997                    December 31, 1996
-------
                                        ----------------------------------------------------------------------------
Risk-based                                    Amount             Ratio              Amount             Ratio
--------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                 $27,752             11.51%            $26,533             11.91%
Tier 1 capital minimum requirement               9,648              4.00               8,910              4.00
--------------------------------------------------------------------------------------------------------------------
  Excess                                       $18,104              7.51%            $17,623              7.91%
====================================================================================================================
Total capital                                  $30,783             12.76%            $29,333             13.17%
Total capital minimum requirement               19,296              8.00              17,820              8.00
--------------------------------------------------------------------------------------------------------------------
  Excess                                       $11,487              4.76%            $11,513              5.17%
====================================================================================================================
Risk-adjusted assets                          $241,196                              $222,744
===========================================================                   ===================

Leverage
Tier 1 capital                                 $27,752              8.97%            $26,533              9.28%
Minimum leverage ratio requirement              12,376              4.00              11,438              4.00
--------------------------------------------------------------------------------------------------------------------
  Excess                                       $15,376              4.97%            $15,095              5.28%
====================================================================================================================
Average total assets                          $309,390                              $285,952
===========================================================                   ===================

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

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks, short-term securities held to maturity, securities available for sale, and the guaranteed portion of the SBA loan portfolio less short-term borrowings. At September 30, 1997, consolidated net liquid assets totaled $79 million or 28% of consolidated total assets as compared to $64 million or 22% of consolidated total assets at December 31, 1996. In addition to the liquid asset portfolio, SJNB also has available $12 million in lines of credit with five major commercial banks, a collateralized repurchase agreement with a maximum limit of $40 million (of which approximately $12 million has been utilized at September 30, 1997), and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $6 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 20% of total deposits on September 30, 1997 and 19% at December 31, 1996.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On September 30, 1997, approximately 44% of total consolidated assets had maturities under one year and 84% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with a secondary source of liquidity. There are no material commitments for capital expenditures in 1997.

Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1996 or the nine months of 1997.

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

Not applicable.


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

(10)p. Systems Management Services Agreement by and between Systematics, Inc. and San Jose National Bank dated March 1, 1990, and amendments dated April 5, 1990, July 10, 1990 and January 27, 1992 are hereby incorporated by reference from Exhibit (10) g. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(10)q. Agreement for Item Processing Services by and between Datatronix Financial Services and San Jose National Bank dated April 13, 1992 is hereby incorporated by reference from Exhibit (10) m. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(10)r. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(10)s. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995 and September 21, 1995, for premises at 95 South Market Street, San Jose CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

(10)t. Sublease by and between Greater Unified Management Businesses, Inc. (d.b.a. as Logistics) and SJNB Financial Corp., dated January 15, 1996, and as amended March 19, 1996, for premises at 95 South Market Street, San Jose CA is hereby incorporated by reference to Exhibit (10) s. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended June 30, 1996.

(27) Financial Data Schedule.

     *  Indicates management contract or compensation plan or arrangement.

(b)  Reports on Form 8-k

No reports on Form 8-k were filed during the third quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SJNB FINANCIAL CORP.
                                  (Registrant)



Date:  November 5, 1997                          S/J. R. Kenny
                                                --------------
                                                James R. Kenny
                                                President and
                                                 Chief Executive Officer



Date: November 5, 1997                           S/E. E. Blakeslee
                                                ------------------
                                                 Eugene E. Blakeslee
                                                 Executive Vice President and
                                                 Chief Financial Officer