Form 10-K
period 1997-12-31
SJNB FINANCIAL CORP
filed 1998-03-09
CIK 721161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K
                   (Mark One)
                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934]

                   For the Fiscal Year ended December 31, 1997

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from ________________ to ________________________

                         Commission File Number 0-11771

                              SJNB Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                                77-0058227
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA            95113
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number    (408) 947-7562

Securities registered pursuant to Section 12(b) of the Exchange Act:        NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, no par value
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on a market value of $35.00 per share (the closing price of the Common Stock, as of March 3, 1998) was $69,257,000.

Number of shares of common stock outstanding as of March 3, 1998: 2,516,558

                      Documents incorporated by reference:
Portions of registrant's definitive proxy statement for registrant's 1997 Annual
Meeting  of   Shareholders   (to  be  filed  pursuant  to  Regulation  14A)  are
incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

PART I

                                                                            Page
 Item 1 -     Business                                                         1

 Item 2 -     Properties                                                       9

 Item 3 -     Legal Proceedings                                               10

 Item 4 -     Submission of Matters to a Vote of Security Holders             11

PART II

Item 5 -     Market for Registrant's Common Equity and Related Stockholder
             Matters                                                          11

Item 6-      Selected Financial Data                                          12

Item 7 -     Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of Operations                           13

 Item 7A-     Quantitative and Qualitative Disclosures about Market Risk      30

 Item 8 -     Financial Statements and Supplementary Data                     31

 Item 9 -     Changes  in  and  Disagreements   with  Accountants  on
              Accounting  and  Financial  Disclosure                          52

PART III

 Item 10 -    Directors and Executive Officers of the Registrant              52

 Item 11 -    Executive Compensation                                          52

 Item 12 -    Security Ownership of Certain Beneficial Owners and Management  52

 Item 13 -    Certain Relationships and Related Transactions                  52

 Item 14 -    Exhibits, Financial Statement Schedules and Reports on Form 8-K 52

 Signatures                                                                   58

                                     PART I


ITEM 1.  BUSINESS

This Annual Report on Form 10-K includes forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements (which do not involve the historical or financial statement information herein) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County and in the semiconductor industry; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; risks associated with the Year 2000; and changes in the securities markets. See also the section included herein entitled "Year 2000" and "Certain Additional Business Risks" and other risk factors discussed elsewhere in this Report.


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

On January 2, 1996, the Bank acquired Astra Financial Corp. for approximately $760,000. Its business was merged into the Bank's Financial Services Division, by adding approximately $1.9 million of factored receivables. Astra Financial Corp. was liquidated on January 5, 1996, and its assets were transferred to the Bank. The Bank's Financial Services Division is located at 95 South Market Street, San Jose, California 95113.

SJNB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial and other installment and term loans, and offers other customary banking services. SJNB offers banking services generally, but it places primary emphasis on lending for real estate purposes and specialized lending to businesses and professionals. Loans for real estate purposes include term financing for commercial facilities and real estate construction loans mainly for residential and commercial properties. Loans to businesses and professionals include accounts receivable financing, equipment financing, commercial loans, SBA loans, and letters of credit. In addition, the Bank offers factoring services through its Financial Services Division. Although the Bank has neither a trust nor an international banking department, it has arranged to provide these services through its correspondent banks.

The Company provides commercial banking services principally through the Bank and the Bank's Financial Services Division. As a bank holding company, the Company is authorized to engage in the activities permitted under the BHCA and regulations thereunder.


Year 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan designed to resolve the issue. The Year 2000 problem arises because many software programs were written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the two-digit date "00" as being the year 1900 rather then the year 2000. This could result in a major system failure or miscalculations.

The Company plans to utilize both internal and external resources to attempt to identify, correct or replace, and test its systems for the Year 2000 compliance. It is anticipated that all corrective action and testing of key systems will be completed by December 31, 1998. The Company has recently converted the Bank's main data processing system. The vendor has stated that the software is Year 2000 compliant. Confirmations from the Bank's other vendors have been requested as to their plans for being Year 2000 compliant.

The Bank presently believes that, with modifications to existing software and/or the conversion to new software which is Year 2000 compliant, the Year 2000 problem should not pose significant operational problems for the Company's computer systems as so modified and converted. The Company is expensing all period costs associated with the Year 2000 problem. To date, the amount of such expense has not been significant. It is estimated that the Bank will incur approximately $100,000 for the identification, correction and reprogramming, and testing of systems for Year 2000 compliance during 1998 and 1999.

Other significant risks relating to the Year 2000 problem are that of the unknown impact of this problem on the operations of the Bank's customers and actions which banking regulators may take. The Bank is making efforts to ensure that its customer base is aware of the Year 2000 problem. In addition to seminars for and mailings to its customer base, the Bank has amended its Credit Policy and credit authorization documentation to include consideration regarding the Year 2000 problem. It is not possible to predict the effect of this problem on the economic viability of its customers and the related impact it may have on the level of the Bank's provision for possible loan losses in future periods.


Service Area

The principal service area of SJNB includes the County of Santa Clara and its contiguous counties, including San Mateo, Alameda, Contra Costa, Santa Cruz and San Benito.


Employees

At December 31, 1997, SJNB had 68 full-time officers and employees and 16 part-time employees for a total of 77.5 employees on a full-time equivalent basis. Certain of the Bank's officers are also officers of the Company. None of the Bank's employees are represented by a union. Management believes that employee relations are good.


Supervision and Regulation

         The Effect of Government Policy on Banking

The earnings and growth of the Company are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted. Additionally, state and federal tax policies can impact banking organizations. Applicable California bank and corporation tax rates were recently reduced by 5% in order to keep California competitive with other western states.

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may increase or decrease the cost of doing business, modify permissible activities or enhance the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company.

         Regulation and Supervision of Bank Holding Companies

The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company's subsidiaries. The cost of any examination by the FRB are payable by the Company.

The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such the Company and the Bank are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the "Commissioner").

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

Under the BHCA, a company generally must obtain prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company. Any company seeking to acquire, merge or consolidate with the Company also would be required to obtain approval of the FRB.

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

A bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across states lines, therefore creating interstate branches. Furthermore, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

Under California law, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing 5 year old California bank or industrial loan company by merger or purchase; (b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (c) the Commissioner is authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California branch office.

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See "Restrictions on Dividends and Other Distributions" for additional restrictions.

Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates does not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates does not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

The FRB has adopted comprehensive amendments to Regulation Y which became effective April 21, 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval, (ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements in the event of a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as "well-run," both it and the insured depository institutions that it controls must meet the "well-capitalized" and "well-managed" criteria set forth in Regulation Y.

To qualify as "well-capitalized," the bank holding company must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater; (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater; and
(iii) not be subject to any order by the FRB to meet a specified capital level. Its lead insured depository institution must be well-capitalized as that term is defined in the capital adequacy regulations of the applicable bank regulator, 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions that are well-capitalized, and none of its insured depository institutions may be undercapitalized.

To qualify as "well-managed:" (i) each of the bank holding company, its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received composite, management and compliance ratings which were at least satisfactory; (ii) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings; and (iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

         Bank Regulation and Supervision

As a national bank, the Bank is regulated, supervised and regularly examined by the Office of the Comptroller of the Currency ("OCC"). Deposit accounts at the Bank are insured by Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum amount permitted by law. The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. The Bank is a member of the Federal Reserve System, and is also subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).

The OCC may approve, on a case-by-case basis, the entry of bank operating subsidiaries into a business incidental to banking, including activities in which the parent bank is not permitted to engage. A national bank is permitted to engage in activities approved for a bank holding company through a bank operating subsidiary, such as acting as an investment or financial advisor, leasing personal property and providing financial advice to customers. In general, these activities are permitted only for well-capitalized or adequately capitalized national banks.

By comparison, California state-chartered banks are regulated by the California Department of Financial Institutions ("DFI"). The DFI was created pursuant to AB 3351, effective July 1, 1997, and combines the State Banking Department, the Department of Savings and Loan, and regulatory oversight over industrial loan companies and credit unions with the DFI.

         Capital Standards

The OCC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

In determining the capital level the Bank is required to maintain, the OCC does not, in all respects, follow generally accepted accounting principles ("GAAP") and has special rules which have the effect of reducing the amount of capital it will recognize for the purpose of determining the capital adequacy of the Bank.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

On September 16, 1997, the FDIC adopted a final rule lowering the risk-based capital requirements for certain small business loans and leases sold with recourse. The final rule on small business loans and leases sold with recourse essentially makes permanent an interim interagency rule in effect since 1995 that reduced the minimum capital levels that institutions must maintain for those transactions. Under the final rule, a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well-capitalized under the FDIC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

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


The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 1997 (amounts in thousands except percentage amounts).


(amounts in thousands, except percentages)
---------------------------------------------------------------------------------------------------------------------------

                                                               Actual                        Well              Minimum
                                               -------------------------------------      Capitalized          Capital
                 The Company                        Capital              Ratio               Ratio           Requirement
---------------------------------------------------------------------------------------------------------------------------
Leverage                                            $29,167             9.07%                 5.0%                4.0%
Tier 1 Risk-based                                    29,167            11.28                  6.0                 4.0
Total Risk- based                                    32,415            12.53                 10.0                 8.0
                  The Bank
---------------------------------------------------------------------------------------------------------------------------
Leverage                                            $28,879             8.97%                 5.0%                4.0%
Tier 1 Risk-based                                    28,879            11.17                  6.0                 4.0
Total Risk-based                                     32,126            12.43                 10.0                 8.0


Regulators must take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Regulators must also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a bank's capital adequacy.

         Prompt Corrective Action and Other Enforcement Mechanisms

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

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

An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions.

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

Federal banking agencies may require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

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

Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payment are not expressly prohibited by statute.

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

         Recently Enacted Legislation

The Taxpayer Relief Act of 1997 provides for Education Individual Retirement Accounts ("Education IRA"), a new type of tax-free savings vehicle to pay qualified higher education expenses. A maximum of $500 per year may be contributed to Education IRAs for any beneficiary under the age of 18 years, provided the contributor has adjusted gross income for the year not exceeding $95,000 ($150,000 for joint returns). No income tax deduction is provided for a contribution to an Education IRA. Until a distribution is made from an Education IRA, earnings on contributions to the account are not subject to tax. Additional restrictions apply as well.

During 1996, new federal legislation amended the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conservation and Recovery Act to provide lenders and fiduciaries with greater protections from environmental liability. In June 1997, the U.S. Environmental Protection Agency ("EPA") issued its official policy with regard to the liability of lenders under CERCLA as a result of the enactment of the Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996. California law provides that, subject to numerous exceptions, a lender acting in the capacity of a lender shall not be liable under any state or local statute, regulation or ordinance, other than the California Hazardous Waste Control Law, to undertake a cleanup, pay damages, penalties or fines, or forfeit property as a result of the release of hazardous materials at or from the property.

In 1997, California adopted the Environmental Responsibility Acceptance Act (Cal. Civil Code ss.ss. 850-855) to facilitate (i) the notification of government agencies and potentially responsible parties (e.g., for cleanup) of the existence of contamination and (ii) the cleanup or other remediation of contamination by the potentially responsible parties. The Act requires, among other things, that owners of sites who have actual awareness of a release of a hazardous material that exceeds a specified notification threshold to take all reasonable steps to identify the potentially responsible parties and to send a notice of potential liability to the parties and the appropriate oversight agency.

         Pending Legislation and Regulations

There are pending  legislative  proposals  to reform the  Glass-Steagall  Act to
allow  affiliations   between  banks  and  other  firms  engaged  in  "financial activities," including insurance companies and securities firms.

On September 16, 1997, the FDIC proposed two new rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The first proposed rule would make risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and would require different amounts of capital for different risk positions in asset securitization transactions. The second proposed rule would permit limited amounts of unrealized gains on equity securities to be recognized for risk-based capital purposes.

Certain other pending legislative proposals include bills to permit banks to pay interest on business checking accounts, to cap consumer liability for stolen debit cards, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.

         Competition

In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

The enactment of the Interstate Banking and Branching Act in 1994 as well as the California Interstate Banking and Branching Act of 1995 will likely increase competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.


Certain Additional Business Risks

The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary from the Company's anticipated future results.

Shares of the Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which approximately 2,493,000 shares were outstanding at December 31, 1997. Pursuant to its stock option plans, at December 31, 1997, the Company had outstanding options to purchase an aggregate of 313,960 shares of Company Common Stock. As of December 31, 1997, 153,025 shares of Company Common Stock remained available for option grants under the stock option plans. Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of the Common Stock.

The Company has previously announced its intention to pursue acquisitions of other financial services companies from time to time when such acquisitions are believed by the Company to enhance shareholder value or satisfy other strategic objectives of the Company. Other acquisitions, if any, could be accomplished by the issuance of additional shares of Company Common Stock or other securities convertible into or exercisable for such Common Stock.

The loan portfolio of the Company is dependent on real estate. At December 31, 1997, real estate served as the principal source of collateral with respect to approximately 53% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available for sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

The Bank is subject to certain operational risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Bank maintains a system of internal controls to mitigate such occurrences and maintains insurance coverage for such risks, but should such an event occur that was not prevented or detected by the Bank's internal controls, or that was uninsured or in excess of the applicable insurance limits, it could have a significant negative impact on the Company's financial condition or results of operations.

The risks associated with the "Year 2000" problem involve both operational issues relating to the Bank's data processing systems and the impact of this problem on the operations of the Bank's customers. Both of these issues could have a significant negative impact on the Company's financial condition or results of operations including the level of the Bank's provision for possible loan losses in future periods.


Statistical Data

Certain consolidated statistical information concerning the business of the Company appears on page 12, under the caption "Selected Financial Data;" on pages 13 through 29, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations;" on pages 30 and 31, under the caption "Quantitative and Qualitative Disclosures about Market Risk;" and on pages 31 through 51, in the Company's Consolidated Financial Statements. Ratios relating to the Company's Return on Equity and Assets appear on page 12. The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's Consolidated Financial Statements.


ITEM 2:  PROPERTIES

The Company shares common quarters with SJNB's only office at One North Market Street, San Jose, California, 95113. Purchased by the Bank in 1985, the building consists of approximately 24,000 square feet of basement, ground floor and second floor space and is constructed and equipped to meet prescribed security requirements.

In addition, the Bank assumed BB's lease for approximately 12,000 square feet located at 95 South Market Street, San Jose, California when the Company acquired BB in October 1994. Approximately 9,000 square feet of space at this location is currently being occupied by two third-party tenants under subleases which expire in September 2004 upon termination of the original BB lease. The remaining space at this location is being occupied by the Bank's Financial Services Division.

In the opinion of management, adequate insurance is being maintained on these properties.

The Bank has invested in loans secured by real property collateral. The Bank's policies with respect to such loans are described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio." The Bank's policies on real estate secured loans may be changed without a vote of security holders.


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

The Bank has been named as a defendant in a lawsuit filed in the Santa Clara County Superior Court (which has subsequently been remanded to U. S. Bankruptcy Court jurisdiction) by Giannotta Properties, Inc. (the "Borrower"). The Borrower had borrowed money from the Bank, had defaulted, and in settlement of a subsequent lawsuit for collection, had given the Bank a security interest in certain real property as security for the loan. The Borrower again defaulted on the loan, the Bank declared a default and the foreclosure trustee conducted a foreclosure sale of the real property on January 17, 1995. The property was purchased at the foreclosure sale by a third party. The Bank recovered the full amount owed to it by the Borrower. On January 18, 1995, the Borrower filed suit against the Bank, the foreclosure trustee, the third party property purchaser, and various other parties, alleging, among other things, a claim that the foreclosure sale was improperly conducted. On December 22, 1996, the Borrower filed its First Amended Complaint against a number of defendants alleging "about $5 million" in damages as a result of the conduct described in its claims, which amount appears to be unsubstantiated by the Borrower's pleadings or subsequent discovery. The Bank answered the First Amended Complaint on February 10, 1997 denying all causes of action. The Plaintiff first and foremost seeks to overturn the foreclosure sale. If Plaintiff is successful in that result, no damages will be held against the Bank. If the Court finds that Plaintiff is entitled to unwind the sale, but for some reason the real property is unavailable, money damages could be awarded against the Bank; however, this result could be reached only if the Court finds that the Notice of Sale recorded during the foreclosure and subsequent continuances of the sale were legally defective. This is a question of law, and the Bank cannot at the date of this Report predict how this question will be resolved. The Bank intends to vigorously defend this lawsuit.

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

The Court granted class certification to the Plaintiffs in December 1995, permitting them to proceed on behalf of all Century Loan investors. On November 26, 1996, the Court granted summary judgment in favor of the Bank on all of the Plaintiff's claims against it. The Court found no evidence that the Bank had participated in any conspiracy with or aided and abetted Century Loan. On December 4, 1996, the Court entered judgment in favor of the Bank, dismissing the Plaintiffs' claims. Plaintiff's motion for a new trial was denied on January 27, 1997 and has subsequently been appealed. Plaintiffs have filed their opening brief on appeal. Counsel for the Bank has filed a responsive brief. The California Bankers Association has filed an amicus (friend-of-the-court) brief arguing in favor of the Bank's position.
Oral argument has not yet been scheduled.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 3, 1998, the Company had 2,516,558 shares of Common Stock outstanding, held by approximately 1,800 beneficial shareholders. The Company's Common Stock is listed on the NASDAQ National Market System under the symbol "SJNB." The market makers of the common stock are: Sutro & Co., Hoefer & Arnett, Inc., Dean Witter Reynolds, Inc., Sandler O'Neill & Partners, Van Kasper & Co., Inc., Torrey Pines Securities Inc., Herzog, Heine, Geduld, Inc. and Wedbush Morgan Securities, Inc.


Stock Price

The following sets forth the high and low sales prices for the Company's Common Stock during the periods indicated, as reported by NASDAQ, and the per share cash dividends declared on the Common Stock.

               QUARTERLY COMMON STOCK PRICE
-----------------------------------------------------------
                                 Price
                            of Common Stock       Cash
                            High       Low      Dividends
-----------------------------------------------------------
          1996
-----------------------------------------------------------
First Quarter                $14.38    $13.13     -----
Second Quarter                16.88     14.00      $.15
Third Quarter                 19.38     17.00     -----
Fourth Quarter                20.88     18.75       .18
-----------------------------------------------------------
          1997
-----------------------------------------------------------
First Quarter                 26.00     18.75     -----
Second Quarter                26.00     22.50       .21
Third Quarter                 32.25     24.75     -----
Fourth Quarter                42.00     30.75       .24
-----------------------------------------------------------
          1998
-----------------------------------------------------------
First quarter (through
March 3, 1998)                37.00     33.50       .14*

*Declared by the Board of Directors on January 21, 1998 and payable on March 2, 1998 to shareholders of record on February 9, 1998.

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

From the period of 1993 through 1997, the Company maintained a policy of paying semi-annual dividends to its shareholders. Effective with the first quarter of 1998, the Company commenced a policy to pay quarterly cash dividends to its shareholders. It is the intention of the Company to continue payment of dividends, subject to financial results and other factors which could limit or restrict dividends as more fully discussed elsewhere herein.



ITEM 6:  SELECTED FINANCIAL DATA

The following presents selected financial data and ratios for the five years ended December 31, 1997:

(dollars in thousands, except per share  amounts)
-----------------------------------------------------------------------------------------------------------------------------
                                                               As of and for the Years Ended December 31,
STATEMENT OF OPERATIONS DATA :                       1997            1996           1995            1994            1993
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                $18,489         $16,468        $14,295          $9,749          $7,163
Provision for possible loan losses                    (705)           (190)        (1,045)           (600)           (625)
Other income                                         1,013             846            966             744             682
Other expenses                                      (9,910)         (9,635)        (8,797)         (6,676)         (5,276)
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                           8,887           7,489          5,419           3,217           1,944
Income taxes                                         3,773           3,198          2,395           1,354             758
-----------------------------------------------------------------------------------------------------------------------------
Net income                                          $5,114          $4,291         $3,024          $1,863          $1,186
=============================================================================================================================
PER SHARE DATA:
-----------------------------------------------------------------------------------------------------------------------------
Net income per share - basic                         $2.04           $1.73          $1.27           $1.05           $0.71
Net income per share - diluted                        1.94            1.64           1.22            1.00            0.70
Cash dividends per share                              0.45            0.33           0.21            0.16            0.14
Shareholders' equity per share                       13.30           12.14          11.02            9.92            9.86
Tangible shareholders' equity per share              11.80           10.40           9.06            7.84            9.86
=============================================================================================================================
BALANCE SHEET DATA:
-----------------------------------------------------------------------------------------------------------------------------
Balance sheet totals-end of year:
  Assets                                          $324,919        $309,403       $252,195        $205,949        $127,967
  Loans                                            228,972         198,627        170,800         149,407          97,958
  Deposits                                         270,345         244,639        196,692         180,287         109,712
  Shareholders' equity                              33,159          31,205         26,658          23,442          16,064
Average balance sheet amounts:
  Assets                                          $314,460        $274,868       $222,913        $153,717        $117,627
  Loans                                            212,795         183,367        152,820         112,818          84,457
  Earning assets                                   286,585         251,156        202,996         140,445         106,999
  Deposits                                         265,340         217,716        183,282         133,897         100,899
  Shareholders' equity                              31,091          28,288         24,898          18,210          15,551
=============================================================================================================================
SELECTED RATIOS:
-----------------------------------------------------------------------------------------------------------------------------
Return on average equity                             16.45%          15.17%         12.15%          10.23%           7.63%
Return on average assets                              1.63            1.56           1.36            1.21            1.01
Efficiency ratio (non-interest expense
 as a percentage of total revenues)                  50.82           55.65          57.64           63.62           67.25
Efficiency ratio excluding the amortization
of
  intangibles and goodwill                           48.39           52.77          53.92           62.04           67.25
Dividend payout ratio                                21.95           19.30          16.67           17.18           19.22
Average equity to average assets                      9.89           10.29          11.17           11.85           13.22
Leveraged capital ratio                               9.06            9.28           9.00            9.33           12.02
Nonperforming loans to total loans                    0.19            0.27           0.52            3.67            3.75
Net chargeoffs to average loans                       0.10            0.04           0.33            1.11            0.14
Allowance for loan losses to total loans              1.96            2.02           2.25            2.22            2.10
Allowance for loan losses to
  nonperforming loans                             1,060.00          733.00         430.00           60.00           56.00


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements (which do not involve the historical or financial statement information herein) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statement. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County and in the semiconductor industry; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; risks associated with the Year 2000; and changes in the securities markets. See also the section included herein "Year 2000" and "Business - Certain Additional Business Risks" and other risk factors discussed elsewhere in this Report.

The purpose of the following discussion is to address information pertaining to the financial condition and results of operations of the Company that may not be apparent from a review of the consolidated financial statements and related notes. It also incorporates certain statistical information that is required by Industry Guide 3 promulgated by the Securities and Exchange Commission. The discussion should be read in conjunction with the aforementioned consolidated financial statements, as found on pages 32 through 54. The interest earned and yields on nontaxable securities have been adjusted to a fully-taxable equivalent basis for all financial information presented in this Item 7.

Dollars are in thousands in the text, except per share amounts or as otherwise noted.



Financial Review

         Earnings Summary

For the year ended December 31, 1997, the Company reported net income of $5.1 million or $1.94 per diluted share as compared to net income of $4.3 million or $1.64 per diluted share in December 31, 1996 (a 19% increase). Net income for the year increased substantially over that of a year ago primarily due to the increase of $2.0 million in net interest income offset by increases in the loan loss provision and non-interest expense.

For the year ended December 31, 1996, the Company reported net income of $4.3 million or $1.64 per diluted share as compared to net income of $3.0 million or $1.22 per diluted share in December 31, 1995 (a 43% increase). Net income for the year increased substantially over that of the prior year primarily due to the increase of $2.2 million in net interest income and a decrease in the provision for loan losses of $855 in 1996. The increase in net interest income and the reduction in the provision for loan losses was offset by an increase in expenses primarily related to the increase in volumes.

As of December 31, 1997, consolidated assets were $325 million, gross loans were $229 million, and deposits were $270 million. Total consolidated assets increased $16 million from $309 million a year ago, representing a 5.2% increase. Loan and deposit growth was generated by increased marketing and business development efforts of the Bank.

As of December 31, 1996, consolidated assets were $309 million, gross loans were $199 million, and deposits were $245 million. Total consolidated assets increased $57 million from $252 million in the prior year, representing a 23% increase. Loan and deposit growth was generated by increased marketing and business development efforts of the Bank.

         Net Interest Income and Margin

Net interest income is the principal source of the Company's operating earnings. Significant factors affecting net interest income are rates, volumes and mix of the loan investment and deposit portfolios.

The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin for the three years ended December 31, 1997.


AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands)
                                                  1997                         1996                        1995
----------------------------------------------------------------------------------------------------------------------------
                                       Average            Avg.      Average           Avg.      Average            Avg.
                                                           Yield/                      Yield/                       Yield/
Assets                                 Balance  Interest  Rate      Balance  Interest Rate Paid Balance  Interest  Rate
                                                            Paid                                                     Paid
----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans, net (1)                        $212,795 $22,732    10.68%  $183,367  $20,422   11.14%   $152,820 $18,016    11.79%
  Securities available for sale (2)       48,178   2,982     6.19     47,666    2,907    6.10      30,619   1,847     6.03
  Securities held to maturity:
    Taxable (3)                           11,929     806     6.76     12,356      813    6.58      12,122     758     6.25
    Nontaxable (4)                         2,916     235     8.06      2,866      227    7.91       2,601     201     7.72
  Money market investments                10,767     586     5.44      4,901      258    5.26       4,834     280     5.79
Interest rate hedging instruments           ----      (9)    ----       ----       (9)   ----        ----     (43)    ----
----------------------------------------------------------         -------------------          -------------------
      Total interest-earning assets      286,585  27,332     9.54    251,156   24,618    9.80     202,996  21,059    10.37
----------------------------------------------------------         -------------------          -------------------
Allowance for possible loan losses        (4,162)                     (3,980)                      (3,574)
Cash and due from banks                   20,008                      15,944                       11,668
Other assets                               7,835                       6,842                        7,035
Core deposit intangibles and goodwill, net 4,194                       4,906                        4,788
------------------------------------------------                   ----------                   ---------
      Total                             $314,460                    $274,868                     $222,913
================================================                   ==========                   =========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand              $46,126   1,178     2.55    $41,322    1,155    2.79     $30,915   1,158     3.74
    Money market and savings              85,696   3,061     3.57     60,833    2,035    3.35      51,654   1,751     3.39
    Certificates of deposit:
      Less than $100                      14,987     792     5.28     14,628      802    5.48      15,519     826     5.32
      $100 or more                        53,662   2,964     5.52     46,794    2,608    5.57      40,305   2,232     5.54
----------------------------------------------------------         -------------------          -------------------
      Total certificates of deposit       68,649   3,756     5.47     61,422    3,410    5.55      55,824   3,058     5.48
----------------------------------------------------------         -------------------          -------------------
Other short-term borrowings               12,610     754     5.98     24,467    1,459    5.96      11,663     716     5.88
----------------------------------------------------------         -------------------          -------------------
      Total interest-bearing liabilities 213,081   8,749     4.11    188,044    8,059    4.29     150,056   6,683     4.45
----------------------------------------------------------         -------------------          -------------------
Noninterest-bearing demand                64,869                      54,139                       44,889
Accrued interest payable and
  other liabilities                        5,419                       4,397                        3,070
------------------------------------------------                   ----------                   ---------
      Total liabilities                  283,369                     246,580                      198,015
------------------------------------------------                   ----------                   ---------
Shareholders' equity                      31,091                      28,288                       24,898
------------------------------------------------                   ----------                   ---------
       Total                            $314,460                    $274,868                     $222,913
================================================----------         ==========---------          =========----------
Net interest income and margin (5)               $18,583     6.48%            $16,559    6.59%            $14,376     7.08%
=======================================         ===================          ===================         ===================

(1) Includes amortized loan fees of $1,014 for 1997, $1,018 for 1996 and $1,123 for 1995. Nonperforming loans have been included in average loan balances.

(2) Includes dividend income of $219, $217 and $233 received in 1997, 1996 and 1995, respectively.

(3)  Includes dividend income of $31 received in 1997 and 1996 and $30 in 1995.

(4) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($94 in 1997, $91 in 1996 and $81 in 1995).

(5) The net interest margin represents the net interest income as a percentage of average earning assets.



The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 1997 and 1996:

VOLUME/RATE ANALYSIS
(dollars in thousands)
                                                    1997 vs. 1996                           1996 vs. 1995
----------------------------------------------------------------------------------------------------------------------------
                                                     Increase (decrease)                  Increase (decrease)
                                                       due to change in                     due to change in
----------------------------------------------------------------------------------------------------------------------------
                                           Average      Average        Total         Average       Average        Total
                                           Volume        Rate          Change        Volume       Rate (2)       Change
----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans (1)                                  $3,098       $(788)       $2,310         $3,326         $(500)       $2,826
  Securities:
    Available for sale                           31          44            75          1,039            21         1,060
    Taxable                                     (32)         25            (7)            15            40            55
    Nontaxable                                    4           4             8             21             5            26
  Money market investments                      319           9           328              4           (26)          (22)
----------------------------------------------------------------------------------------------------------------------------
     Total interest income                    3,420        (706)        2,714          4,405          (460)        3,945
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest checking                              90         (67)           23            (12)            9            (3)
  Money market and savings                      880         146         1,026            307           (23)          284
  Certificates of deposits:
    Less than $100                               21         (31)          (10)           (51)           27           (24)
    $100 or greater                             379         (23)          356            361            15           376
  Other short-term borrowings                  (709)          4          (705)           733            10           743
----------------------------------------------------------------------------------------------------------------------------
      Total interest expense                    661          29           690          1,338            38         1,376
----------------------------------------------------------------------------------------------------------------------------
Interest rate hedging instruments              ----        ----          ----           ----            34            34
----------------------------------------------------------------------------------------------------------------------------
Change in net interest income                $2,759       $(735)       $2,024         $3,067         $(464)       $2,603
============================================================================================================================

(1) The effect of the change in loan fees is included as an  adjustment  to the average  rate and is  described  in greater detail below.
(2) Excluded from the average rate column for interest  income on loans is $420 of interest  income  collected in 1995 on a cash basis which pertains to prior periods.


Consolidated net interest income (on a fully taxable equivalent basis) was $18.6 million in 1997, as compared to $16.6 million in 1996. The $2.0 million increase in net interest income during 1997 was due primarily to an increase in the volume of earning assets. The Bank's net interest margin for 1997 was 6.48%, as compared to 6.59% in 1996. The decrease in the net interest margin was primarily due to the impact of the competitive market and the resulting pressure on loan interest rates. The Bank's average prime was 8.44% in 1997, as compared to 8.27% in 1996. In a declining rate environment, the Company must generally increase its earning assets in order to maintain net interest income growth.

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

Loan fees contributed 4.5% of loan portfolio interest during 1997, 5.0% in 1996 and 6.2% in 1995. This decline in the proportion of loan fees to total loan interest was due mainly to the increase in the competitive atmosphere relating to loan pricing, the overall level of interest rates and the higher proportion of SBA loans included in the loan portfolio (SBA loans generally have lower origination fees).

Interest expense in 1997 was $8.7 million as compared to $8.1 million in 1996. This was mainly due to the increase in volumes. Actual interest expense rates declined from 4.29% in 1996 to 4.11% in 1997 (this compares to a decrease in the yields on earning assets of 9.80% in 1997 to 9.54% in 1996). Proportionately interest expense declined at a greater rate than interest income in management's view because the Bank took measures to assure the most efficient product pricing for deposit products.

Interest expense in 1996 was $8.1 million as compared to $6.7 million in 1995. This was mainly due to the increase in volumes. Actual interest expense rates declined from 4.45% in 1995 to 4.29% in 1996. This compares to a decrease in the yields on earning assets of 10.37% in 1995 to 9.80% in 1996.

A substantial portion of the Bank's deposits (an average of 24% in 1997, 25% in 1996 and 24% in 1995) are non interest-bearing and therefore do not reprice when interest rates change. See "Funding." This is somewhat ameliorated by a significant amount of corporate account balances which are tied to earnings credits and utilized to offset bank service costs.

Due to the nature of the Company's lending markets in which loans are generally tied to the Prime rate, an increase in interest rates should positively affect the Company's future earnings, while a decline in interest rates would have a negative impact. In late 1997 and early 1998, market interest rates declined significantly due to several factors most notable of which were the strengthening of the dollar, the Asia crisis and the collective wisdom that inflation has receded. Should this "market" trend of declining interest rates continue during 1998, the Bank could experience an additional increase in its cost of funds relative to the yields earned on its earning assets and a decrease in its net interest margin.

The Company's net interest margin for the periods presented is high relative to its peer group, mainly due to its high proportion of non interest-bearing deposits and the impact of the Bank's Financial Services Division.

Net interest income also reflects the impact of nonperforming loans. The effect of nonaccrual loans on interest income for the years ended December 31, 1997, 1996 and 1995 was as follows:


NEGATIVE IMPACT OF NONACCRUAL LOANS
(dollars in thousands)             For the Years
                                Ended December 31,
------------------------------------------------------------
                          1997   1996  1995   1994   1993
------------------------------------------------------------
Interest revenue which
  would have been
  recorded under
original
  terms                    $61    $35  $111   $359   $265
Interest revenue
actually
  realized                  32     29    11    121    126
------------------------------------------------------------
Negative impact on
  interest revenue         $29     $6  $100   $238   $139
============================================================

This table does not reflect the cash basis interest received on several significant loan collections during 1995, as such loans were not classified as nonaccrual as of the end of the year. The impact of such was significant in 1995. Approximately $588 of interest income was recognized in 1995 on collection of certain loans classified nonaccrual, which resulted in a 29 basis point impact on the net interest margin.

              Provision for Possible Loan Losses

The level of the allowance for possible loan losses (and therefore the related provision) reflects the Company's judgment as to the inherent risks associated with the loan and factoring portfolios. Since estimates of the adequacy of the Company's allowance for possible loan losses are based on foreseeable risks, such judgments are subject to change based on changing circumstances. Based on management's current evaluation of such risks, as well as judgments of the Company's regulators, additions of $705, $190 and $1.0 million were made to the allowance for possible loan losses in 1997, 1996 and 1995, respectively. Management's determinations of the provision in 1997, 1996 and 1995 were based on the measurement of the possibility of future estimated loan losses through various objective and subjective criteria and the impact of net chargeoffs. See "Loan Portfolio" for a detailed discussion of asset quality and the allowance for possible loan losses.

              Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 1997, 1996 and 1995.

OTHER INCOME
(dollars in thousands)
                                                        1997                      1996                      1995
----------------------------------------------------------------------------------------------------------------------------
                                                 Amount      Percent       Amount      Percent       Amount       Percent
----------------------------------------------------------------------------------------------------------------------------
Depositor service charges                          $607        59.92%        $551         65.13%       $553        57.25%
Other operating income                              453        44.72          437         51.65         456        47.20
Net loss on securities available for sale           (47)       (4.64)        (142)       (16.78)        (43)       (4.45)
----------------------------------------------------------------------------------------------------------------------------
    Total                                        $1,013       100.00%        $846        100.00%       $966       100.00%
============================================================================================================================




Other income totaled $1.013 million in 1997, $846 in 1996 and $966 in 1995. This reduced levels of other income in 1996 were the result of the recognition of $142 of securities losses in that year.

              Other Expense

The components of other expense are set forth in the following table for the years ended December 31, 1997, 1996 and 1995.




OTHER EXPENSE AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                 1997                       1996                      1995
                                                Amount       Percent       Amount      Percent       Amount      Percent
----------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                            $5,725         1.82%       $5,517        2.01%       $4,339        1.95%
Occupancy                                           725          .23           701         .26           740         .33
Amortization of core deposit intangibles
  and goodwill                                      473          .15           499         .18           569         .26
Data processing                                     441          .14           554         .20           458         .20
Business promotion                                  369          .12           365         .13           314         .14
Client services                                     345          .11           247         .09           247         .11
Legal and professional fees                         331          .11           369         .13           476         .21
Directors' fees and costs                           226          .07           219         .08           239         .11
Stationery and supplies                             183          .06           183         .07           180         .08
Advertising                                         171          .05           236         .09           186         .08
Regulators' assessments                             109          .03            72         .03           283         .13
Loan and collection                                 104          .03           151         .05           215         .10
Net cost of other real estate owned                 (72)        (.02)          (48)       (.02)           45         .02
Other                                               780          .25           570         .21           506         .23
---------------------------------------------------------------------------------------------------------------------------
     Total                                       $9,910         3.15%       $9,635        3.51%       $8,797        3.95%
============================================================================================================================



Total other expenses increased approximately $275 or 2.8% in 1997 as compared to 1996. This is primarily related to the increase in salaries and benefits due to staff growth related to the increased level of Bank's business activity and an increase in the provision for incentive payments for exceeding predefined goals. Business promotion and advertising expenses declined due to costs of promotions incurred in 1996. In addition, the Bank's data processing costs declined due to the termination of payments for its previous data processing software. During 1997 the Bank acquired a new processing system for a total cost of approximately $600. This cost will be amortized over a five year period commencing in November 1997. Amortization of core deposit intangibles is based on a declining balance method, and as such, the amount charged to expense will decline each year. Costs relating to client services increased approximately $100 during 1997 as compared to 1996 mainly due to the addition of significant clients utilizing services purchased by the Bank.

Total other expenses increased approximately $838 or 9.5% in 1996 as compared to 1995. This is primarily related to the increase in salaries and benefits due to the January 1996 acquisition of Astra Financial Corp., staff growth related to the increased level of Bank's business activity and an increase in the provision for incentive payments for exceeding predefined goals. Business promotion and advertising expenses rose due to increased competitive pressure. In addition, the Bank made significant investments in technology to support the continued productivity of its staff.

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

              Income Taxes

The effective tax rate was 42% in 1997, 43% in 1996 and 44% in 1995. The lower effective tax rates in 1997 and 1996 was primarily due to the reduction in the amount and proportion of amortization of the nondeductible portion of intangibles to pretax income arising in connection with the purchase of BB and Astra Financial Corp.

              Quarterly Income

The unaudited consolidated income statement data of the Company and the Bank, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth therein. The results of operations are not necessarily indicative of results for any future period. The following table shows the Company's unaudited quarterly income statement data for the years 1997 and 1996:


UNAUDITED QUARTERLY INCOME STATEMENT DATA
 (dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------
                                     First quarter         Second quarter         Third quarter          Fourth quarter
                                   1997        1996       1997        1996       1997        1996       1997        1996
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                  $4,208     $3,921      $4,635     $4,019      $4,675     $4,228      $4,971     $4,300
Provision for possible loan losses    -----        (20)       (180)       (30)       (215)       (50)       (310)       (90)
Other income                            268        260         221        173         247        182         277        231
Other expenses                       (2,387)    (2,473)     (2,526)    (2,340)     (2,463)    (2,423)     (2,534)    (2,399)
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes            2,089      1,688       2,150      1,822       2,244      1,937       2,404      2,042
Income taxes                           (884)      (729)       (908)      (778)       (948)      (817)     (1,033)      (874)
-----------------------------------------------------------------------------------------------------------------------------
Net income                           $1,205       $959      $1,242     $1,044      $1,296     $1,120      $1,371     $1,168
=============================================================================================================================

Net income per share - basic          $0.47      $0.40       $0.50      $0.43       $0.52      $0.45       $0.55      $0.46
=============================================================================================================================
Net income per share - diluted        $0.45      $0.37       $0.48      $0.40       $0.50      $0.42       $0.52      $0.44
=============================================================================================================================


The Company reported net income of $1,371 for the quarter ended December 31, 1997, compared with net income of $1,168 for the fourth quarter of 1996. The results for the fourth quarter of 1996 as compared to the same quarter a year ago reflect an increase in volume of earning assets ($287 million in 1997 compared to $251 million in 1996) offset by a decline in net interest margins (6.48% in 1997 and 6.59% in 1996), a higher loan loss provision due to growth of loan portfolio and increased salaries and benefits relating to the increase volume of activity.

Financial Condition and Earning Assets

              Money Market Investments

Money market investments, which include federal funds sold and other short-term investments were $2.7 million at December 31, 1997 as compared to $19.8 million at December 31, 1996. This decrease relates to the reduction in the amount of the Bank's short-term borrowings of $13.7 million.

The average balance of money market investments, which include federal funds sold and liquid money market investments, was $10.8 million in 1997 and $4.9 million in 1996. These balances represented 4% and 2% of average deposits for 1997 and 1996, respectively. They are maintained primarily for the short-term liquidity needs of the Bank. The increase in money market investments related to the growth of certain volatile deposits. See "Capital and Liquidity."

              Securities

The following table shows the book value composition of the securities portfolio at December 31, 1997, 1996 and 1995. At December 31, 1997 there were no issuers of securities for which the aggregate book value of securities of such issuer held by the Bank exceeded 10% of the Company's shareholders' equity.


INVESTMENT SECURITIES COMPOSITION
 (dollars in thousands)                                                             December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                               1997                    1996                   1995
----------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale:
  U. S. Treasury                                               $5,041                  $4,005                 $4,057
  U. S. Government Agencies                                    34,327                  34,285                 34,578
  Mortgage Backed                                               5,171                   5,868                      9
  Mutual funds                                                  3,766                   3,886                  3,898
----------------------------------------------------------------------------------------------------------------------------
    Investment securities available for sale                   48,305                  48,044                 42,542
----------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
  U. S. Treasury                                                1,992                   1,975                  4,265
  U. S. Government Agencies                                     5,485                   7,463                  4,976
  State and municipal                                           3,224                   2,635                  3,060
  Mortgage Backed                                               2,518                   2,481                  2,428
  Other                                                           518                     518                    519
----------------------------------------------------------------------------------------------------------------------------
    Investment securities held to maturity                     13,737                  15,072                 15,248
----------------------------------------------------------------------------------------------------------------------------
  Total                                                       $62,042                 $63,116                $57,790
============================================================================================================================



Investment securities classified as available for sale, which include all mutual funds, are acquired without the intent to hold until maturity. At December 31, 1997 the Bank's weighted average maturity of the available for sale investment portfolio was 1.75 years. It is estimated that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.49%.

Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the condensed consolidated balance sheets. Realized gains and losses are reported in the condensed consolidated statement of operations. The net unrealized gain, net of tax, on securities available for sale as of December 31, 1997 was $105.

Investment securities classified as held to maturity include those securities which the Company has the ability and intent to hold to maturity. The Company's policy is to generally acquire "A" rated or better state and municipal securities. The specific issues are monitored for changes in financial condition. Appropriate action would be taken if significant deterioration was noted.

The pre-tax unrealized gain on investment securities held to maturity was $106 as of December 31, 1997 as compared to $159 as of December 31, 1996. The reduction in unrealized gains resulted from the significant decrease in interest rates in 1996. Decreases in interest rates have an inverse effect on the value of securities for which the interest rate is fixed. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 2.02 years as of December 31, 1997. It is estimated that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.43%. This volatility decreases as the average maturity shortens. Since it is the intention of management to hold these securities to maturity, the unrealized gains will be realized over the life of the securities as above market interest income is recognized.

Mortgage backed securities ("MBS") are considered to have increased risks associated with them because of the timing of principal repayments. As interest rates decrease, the average maturity of mortgages underlying MBS's tend to decline; as rates increase maturities tend to lengthen. At December 31, 1997, the Company had the following securities which were mortgage-backed or related securities:



                                                    Fair
(dollars in thousands)                    Cost      Value
--------------------------------------- --------- ----------
Federal  Home  Loan   Mortgage   Corp.
   (U.S.     Agency)                      $4,902     $4,957
Federal National Mortgage  Association
   (U.S. Agency)                           2,712      2,762
Federated ARMs Funds *                     1,686      1,648
Overland Variable Rate
   Government Fund*                        1,129      1,046
* The assets of these mutual funds are invested mainly in adjustable rate U.S. Treasury or U.S. Government Agency securities.


Loan Portfolio

The following table shows the Company's consolidated loans by type of loan or borrower and their percentage distribution:

LOAN PORTFOLIO
(dollars in thousands)
                                                                                December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                   1997            1996            1995            1994            1993
----------------------------------------------------------------------------------------------------------------------------
Commercial                                        $92,693         $77,335         $52,958         $51,045         $28,267
Real estate construction                           17,818          15,451          14,488          16,343          15,492
Real estate-other                                  90,495          74,713          74,045          66,085          39,672
Consumer                                            9,042           8,622           8,800           9,461           6,857
Other                                              19,568          23,174          21,302           7,362           8,416
Unearned fee income                                  (644)           (668)           (793)           (888)           (746)
----------------------------------------------------------------------------------------------------------------------------
  Total loan portfolio                           $228,972        $198,627        $170,800        $149,407         $97,958
============================================================================================================================

Commercial                                         40.5%           38.9%           31.0%           34.2%           28.9%
Real estate construction                            7.8             7.8             8.4            11.0            15.8
Real estate-other                                  39.5            37.6            43.4            44.2            40.5
Consumer                                            3.9             4.3             5.2             6.3             7.0
Other                                               8.6            11.7            12.6             4.9             8.6
Unearned fee income                                 (.3)            (.3)            (.6)            (.6)            (.8)
----------------------------------------------------------------------------------------------------------------------------
  Total loan portfolio                            100.0%          100.0%          100.0%          100.0%          100.0%
============================================================================================================================


              General

The Company's loan portfolio consists primarily of short-term, floating rate loans for business and real estate purposes. At December 31, 1997, approximately 40% of the loan portfolio was commercial loans (including non-real estate SBA loans and Factoring), 8% was real estate construction, and 39% was in real estate other. SJNB's legal lending limit for any one borrower was approximately $4.8 million at December 31, 1997.

The commercial loan portfolio primarily consists of loans to small to medium-sized businesses with gross revenues up to $25 million, as well as loans to local professional businesspersons. SJNB's lending services include revolving credit loans, SBA loans, term loans, accounts receivable financing, factoring, equipment financing and letters of credit.

Included in commercial loans as of December 31, 1997 were factored accounts receivable of approximately $4.9 million or 2.1% of total loans. As of December 31, 1996, factored accounts receivable were $4.4 million or 2.2% of total loans. The Bank purchases accounts receivable from clients and then receives payment directly from the party obligated for the receivable. In most cases, the Bank's Financial Services Division purchases the receivables subject to recourse from the Bank's factoring client. The factoring business and related purchasing of accounts receivable is subject to a greater degree of risk than normal lending due to the involvement of the third party obligee, the lack of control over the direct receipt of payment, and the potential purchase of fraudulent or inflated receivables. To date, there have been no significant losses relating to the Bank's factoring program.

In addition commercial loans include approximately $13 million of SBA loans which are not made for real estate purposes. These loans carry a 70 to 80% guarantee by the SBA.

The real estate construction portfolio (7.8% of the loan portfolio) consists of 64% residential and 36% commercial. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to incurred costs, sales price and sales cycle.

The real estate-other loans include term loans (up to a twenty-five year maturity) on income-producing commercial properties. These loans include SBA real estate type loans.

Consumer loans consist primarily of loans to individuals for personal uses, such as home equity loans, installment purchases, premier lines (unsecured lines of credit) and overdraft protection loans, and a variety of other consumer purposes.

Other loans include loans to real estate developers for short-term investment purposes (approximately $1.2 million), loans for real estate investment purposes made to non-developers (approximately $7.6 million), and loans for other investments (approximately $6.8 million).

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

Approximately 53% of the loan portfolio is directly related to real estate or real estate interests, when real estate construction loans, real estate-other loans, Prime equity loans (included in consumer loans in the amount of $5.0 million) and certain other loans to real estate developers and other investors for short-term investment purposes (approximately 3.8% of the loan portfolio) are included. Included in the real estate-other category are approximately $26 million of SBA real estate type loans, of which, 70% to 80% are guaranteed by the SBA. Approximately 40.5% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

Inherent in any loan portfolio are risks associated with certain types of loans. The Company attempts to limit these risks through conservative loan policies and review procedures that are applied at the time of origination. Included in these policies are specific maximum loan-to-value (LTV) limitations as to various categories of real estate related loans. These ratios are as follows:

                                               Maximum LTV
 Category of Real Estate Collateral               Ratio
--------------------------------------------- --------------
Raw land                                            50%
Land Development                                    60
Construction:
  1-4 Single family residence,
    Less than $500                                  80
    Greater than $500                               80
  Other                                             80
Term  loans  (construction   take-out
  and commercial)                                   75
Other improved property                             70
Prime equity loans                                  80

The Company's loan policy provides that any term loans on income-producing properties must have a minimum debt service coverage of at least 1.2 to 1 for non-owner occupied property and at least 1.1 to 1 for owner occupied.

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

              Activity

Total loans were $229 million, $199 million and $171 million at December 31, 1997, 1996 and 1995, respectively. Gross loans averaged $213 million, $183 million and $153 million for the years ended 1997, 1996 and 1995, respectively. The increase in total loans of $30 million during 1997 relates to the overall growth in the Bank's loan portfolio. The most significant areas of growth were the increase in commercial loans of $15 million. In addition Real Estate Construction increased $2.4 million, while Real Estate - other increased $16 million, of which $10.9 million was SBA real estate loans. During 1996 the most significant areas of growth were the increase in SBA loans (included in the commercial and real estate-other loan categories) of $8 million and other commercial loans of $16 million. These increases were mainly due to the Bank's business development efforts and the strength of the local economy. The increase in loans for 1995 was primarily related to a $14 million increase in SBA loans.

The economic climate in Northern California has been generally strong in 1997 and 1996. However, the competitive environment within the Bank's marketplace for additional loan growth has become more aggressive between lenders resulting in increasingly competitive pricing. To the extent that such competitive activity continues during 1998 and the Bank finds it necessary to meet such competition, the Bank's net interest margins could decline. In addition, its uncertain what impact the economic crisis currently unfolding in Asia will have on Silicon Valley and, potentially, the business of the Bank.

              Asset Quality

              Allowance for Possible Loan Losses

A consequence of lending activities is that losses may be experienced. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions, rising interest rates and the financial experience of borrowers. The allowance for possible loan losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for possible loan losses charged to expense and decreased by the amount of charge-offs net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio. Similarly, the adequacy of the allowance for possible loan losses and the level of the related provision for possible loan losses is determined on a judgmental basis by management based on consideration of:

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

The Company utilizes a method of assigning a minimum and maximum loss ratio for each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.) Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. In addition, the Company's methodology considers (and assigns a risk factor for) current economic conditions, off balance sheet risk and concentrations of credit. The methodology provides a systematic approach for the measurement of the possible existence of future loan losses. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans and exposure to potential losses. Based on known information available to it at the date of this Report, management believes that the Company's allowance for possible loan losses, determined as described above, was adequate for foreseeable losses at December 31, 1997.

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

The following table summarizes the activity in the allowance for possible loan losses for the five years ended December 31, 1997:


ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (dollars in thousands)                                                       Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                1997         1996         1995         1994         1993
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the year                                  $4,005       $3,847       $3,311       $2,057       $1,553
-----------------------------------------------------------------------------------------------------------------------------
Chargeoffs by loan category:
  Commercial                                                       242          233          233          148          389
  Real estate construction                                       -----        -----          154        -----        -----
  Real estate-other                                                 33           70          220          637            5
  Consumer                                                          13           22           89           73           90
  Other                                                          -----           93        -----          824           26
-----------------------------------------------------------------------------------------------------------------------------
    Total chargeoffs                                               288          418          696        1,682          510
-----------------------------------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                                        67          258           42          192           21
  Real estate construction                                       -----        -----        -----        -----          200
  Real estate-other                                                  4           13           27           10            5
  Consumer                                                       -----           65           16            7           16
  Other                                                          -----        -----          102          222          147
-----------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                                71          336          187          431          389
-----------------------------------------------------------------------------------------------------------------------------
Net chargeoffs                                                     217           82          509        1,251          121
-----------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                       705          190        1,045          600          625
Allowance relating to acquired businesses                        -----           50        -----        1,905        -----
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of the year                                        $4,493       $4,005       $3,847       $3,311       $2,057
=============================================================================================================================
Ratios:
Net chargeoffs to average loans                                   0.10%        0.04%        0.33%        1.11%        0.14%
Allowance to total loans at the end of the year                   1.96         2.02         2.25         2.22         2.10
Allowance to nonperforming loans at end of the year           1,060.00       733.00       430.00        60.00        56.00
=============================================================================================================================



Net chargeoffs were $217 or 0.10% of average loans during 1997. Net chargeoffs were $82 or 0.04% of average loans during 1996. During 1995, the Company experienced net chargeoffs of $509 or 0.33% of average loans during 1995. The decrease in net chargeoffs in 1996 as compared to 1995 resulted primarily from improved credit quality of the overall loan portfolio. Management does not believe there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The allowance for possible loan losses as a percentage of total loans was 1.96%, 2.02%, and 2.25% at December 31, 1997, 1996 and 1995, respectively. The allowance for possible loan losses as a percentage of nonperforming loans was approximately 1,060%, 733% and 430% at December 31, 1997, 1996, 1995,
respectively. Nonperforming loans were $424, $546 and $894 at December 31, 1997, 1996, 1995, respectively. See "Nonperforming Loans" below.

Based on an evaluation of individual credits, historical credit loss experienced by loan type and economic conditions, management has allocated the allowance for possible loan losses as follows for the past five years:




ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(dollars in thousands)                                       Amount of Allowance Allocation at December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                  1997            1996            1995            1994            1993
----------------------------------------------------------------------------------------------------------------------------
  Commercial                                      $1,741          $1,335          $1,193          $1,192            $459
  Real estate construction                           236             223             176             310             181
  Real estate-other                                1,430           1,334           1,134           1,051             567
  Consumer                                           158             126             169             219              99
  Other                                              167             236             337              94             101
  Unallocated                                        761             751             838             445             650
----------------------------------------------------------------------------------------------------------------------------
    Total                                         $4,493          $4,005          $3,847          $3,311          $2,057
============================================================================================================================
                                                                    Percent of Loans in Each Category
                                                                      to Total Loans at December 31,
  Commercial                                       40.5%           38.9%           31.0%           34.2%           28.9%
  Real estate construction                          7.8             7.8             8.4            11.0            15.8
  Real estate-other                                39.5            37.6            43.4            44.2            40.5
  Consumer                                          3.9             4.3             5.2             6.3             7.0
  Other                                             8.3            11.4            12.0             4.3             7.8
----------------------------------------------------------------------------------------------------------------------------
    Total                                         100.0%          100.0%          100.0%          100.0%          100.0%
============================================================================================================================


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

              Nonperforming Loans

Loans for which the accrual of interest has been suspended and other loans with principal or interest contractually past due 90 days or more are set forth in the following table:


NONPERFORMING LOANS
 (dollars in thousands)                                                                 December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                   1997         1996        1995        1994         1993
------------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                           $360        $457         $866      $5,395      $3,678
Loans restructured and in compliance with modified terms               63          89         ----        ----        ----
Other loans with principal or interest contractually past
  due 90 days or more                                                   1        ----           28          83        ----
------------------------------------------------------------------------------------------------------------------------------
    Total                                                            $424        $546         $894      $5,478      $3,678
==============================================================================================================================


Potential nonperforming loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews and information known to management at the date of this Report, management has not identified any loans (other than those in the above table) about which it has serious doubts regarding the borrowers' ability to comply with present loan repayment terms, such that the loans might subsequently be classified as nonperforming.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

              Other Real Estate Owned

At December 31, 1996, the Bank had two properties totaling $454 (there was none at December 31, 1997) which were acquired through the foreclosure process. Prior to recording a foreclosure, the Bank provides for any expected loss in its allowance for possible loan losses. Any subsequent decline in value is charged directly to the income statement.

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

As of December 31, 1997, the Company had undisbursed loan commitments to extend credit as follows:

UNDISBURSED LOAN COMMITMENTS
(dollars in thousands)
Loan Category                                     Amount
-----------------------------------------------------------
Commercial                                         $52,111
Real estate construction                            15,699
Real estate-other                                      587
Consumer                                             7,604
Other                                               16,645
-----------------------------------------------------------
    Total                                          $92,646
===========================================================

In addition, there was approximately $12.2 million available for commitments under unused letters of credit.


Funding

Deposits represent SJNB's principal source of funds. Most of the Bank's deposits
are  obtained  from   professionals,   small  to  medium-sized   businesses  and
individuals  within the Bank's  market area.  SJNB's  deposit  base  consists of non-interest  and  interest-bearing  demand  deposits,  savings and money market accounts,  and  certificates  of deposit.  The following  table  summarizes  the composition of deposits as of December 31, 1997, 1996 and 1995:


DEPOSIT CATEGORIES
 (dollars in thousands)                 December 31, 1997             December 31, 1996             December 31, 1995
----------------------------------------------------------------------------------------------------------------------------
                                                   Percentage                    Percentage                    Percentage
                                      Total         of Total        Total         of Total        Total         of Total
                                     Amount         Deposits        Amount        Deposits        Amount        Deposits
----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand            $78,437          29.01%        $80,774        33.02%         $52,775         26.83%
Interest-bearing demand                45,655          16.89          40,113        16.40           34,641         17.61
Money market and savings               82,619          30.56          60,684        24.80           51,201         26.03
Certificates of deposit:
  Less than $100                       15,207           5.63          15,535         6.35           14,730          7.49
  $100 or more                         48,427          17.91          47,533        19.43           43,345         22.04
----------------------------------------------------------------------------------------------------------------------------
    Total                            $270,345         100.00%       $244,639       100.00%        $196,692        100.00%
============================================================================================================================


Deposits increased 11% from $245 million at December 31, 1996 to $270 million at December 31, 1997. Deposits increased 25% from $197 million at December 31, 1995 to $245 million at December 31, 1996. These increases are mainly due to a combination of factors including the development of customers with significant cash balances, utilization of sophisticated cash management systems and aggressive pricing of rates.

The Bank has been able to attract a significant proportion of its deposits in the form of non-interest-bearing deposits. The Bank's primary business is commercially oriented and therefore significant non-interest-bearing deposits are maintained by its commercial customers. In a high interest rate environment, these funds could be subject to disintermediation (moved for higher interest rate products). To counter such possibilities, the Bank maintains an array of products which it believes would be competitive in such an occurrence. In addition, in illiquid economic times (possibly recessions) these deposits could be subject to withdrawal pressures. See "Capital and Liquidity - Liquidity" for a discussion of the Bank's liquidity sources.

The Bank also raises a substantial amount of funds through certificates of deposit of $100 or greater. These deposits are usually at interest rates greater than other types of deposits and are more sensitive to interest rate changes. Historically, the Bank's overall cost of funds has been less than that of its peer group. However, as these certificates of deposit are usually more interest rate sensitive, their repricing in an increasing interest rate environment could increase the Bank's cost of funds and negatively impact the Bank's net interest margin. See "Capital and Liquidity."

The Bank utilizes short-term borrowings in its balance sheet management. The short-term borrowings (securities sold under agreements to repurchase) are used to fund the acquisition of fixed rate available for sale securities with an average life of 1.73 years at December 31, 1997. The average cost of the borrowings during 1997 was 5.77% while the average yield on the assets was 6.30%. If interest rates were to increase quickly, the cost of borrowings would increase with no offsetting increase in the yield on the assets purchased. See "Asset/Liability Management."


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

The Company's balance sheet position at December 31, 1997 was asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. See "Financial Review - Net Interest Income and Margin."

The following table quantifies the Company's interest rate exposure at December 31, 1997 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. At December 31, 1997, the Company was asset sensitive in the near term, as noted above.


DISTRIBUTION OF REPRICING OPPORTUNITIES
December 31, 1997
(dollars in thousands)                           After three     After six       After one
                                     Within       months but     months but      year but         After
                                     three        within six     within one       within           five
                                     months         months          year        five years        years          Total
----------------------------------------------------------------------------------------------------------------------------
Money market investments              $2,700                                                                      $2,700
Investment securities-taxable          1,063         $1,053         $1,118         $7,280           -----         10,514
Investment                             -----            200            532          1,538            $953          3,223
securities-non-taxable
Securities available for sale          4,095         10,033         10,078         16,797           7,302         48,305
Loans                                178,061          4,941          9,037         24,349          12,584        228,972
----------------------------------------------------------------------------------------------------------------------------
 Total earning assets                185,919         16,227         20,765         49,964          20,839        293,714
----------------------------------------------------------------------------------------------------------------------------
Interest checking, money market
  and savings                        128,274          -----          -----          -----           -----        128,274
Certificates of deposit:
 Less than $100                        9,177          3,504          1,391          1,060              75         15,207
  $100 or more                        36,009          5,422          5,148          1,599             249         48,427
Repurchase agreements                 16,000          -----          -----          -----           -----         16,000
Other borrowings                       -----          -----          -----            137             439            576
----------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing              189,460          8,926          6,539          2,796             763        208,484
liabilities
----------------------------------------------------------------------------------------------------------------------------
Interest rate gap                    ($3,541)        $7,301        $14,226        $47,168         $20,076        $85,230
============================================================================================================================
Cumulative interest rate gap         ($3,541)        $3,760        $17,986        $65,154         $85,230
=============================================================================================================
Interest rate gap ratio                 0.98           1.82           3.18          17.87           27.31
=============================================================================================================
Cumulative interest rate gap ratio      0.98           1.02           1.09           1.31            1.41
=============================================================================================================


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

A large proportion of the Bank's deposits are non interest-bearing demand deposits and are not included in the above table as they tend not to be interest rate sensitive. The average balance of these deposits was $65 million in 1997. In addition, the Bank's total tangible capital of approximately $29 million is not included as a funding source in the above table.

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

The Bank has executed several transactions during 1995 and 1996 which are intended to mitigate its exposure to a decline in general market interest rates. The transactions involved the purchase of three U.S. Government Agency and three mortgage backed securities for an aggregate cost of $30 million which were financed through the use of 90 day repurchase agreements. The repurchase agreements are shown as short-term borrowings on the Company's consolidated balance sheet. The securities are fixed rate with maturities of $10 million in May 1998, $7 million in July 1998, $7 million in October 2000, $2 million in September 2001, $2 million in March 2002 and $1 million in November 2003. The average yield on the securities was 6.30%. The outstanding repurchase agreements as of December 31, 1997 had interest rates within a range of 5.68% to 5.75% and averaged 5.72% and mature within 90 days. As these repurchase agreements expire they will be renewed at the prevailing rates. These transactions carry risks in a rising rate environment because of the potential repricing volatility associated with the short-term repurchase market. If interest rates were to increase, the cost of borrowings would increase with no offsetting increase in the yield on the assets purchased. At the same time it is anticipated that the average yield on variable rate loans would increase and offset this impact.

The maturities and yields of the investment portfolio at December 31, 1997 are shown below:


MATURITY AND YIELDS OF INVESTMENT SECURITIES
At December 31, 1997
(dollars in thousands)                                                              Maturity
                                                                After one year    After five years
                               Carrying    Within one year    within five years   within ten years      After ten years
                                 Value    Amount     Yield    Amount     Yield     Amount     Yield    Amount      Yield
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale:

  U. S. Treasury                 $5,041    $1,999     5.84%    $3,042      6.21%     ----    ----         ----      ----
  U. S. Government Agencies      34,327    18,035     6.29     16,292      6.23      ----    ----         ----      ----
  Mortgage Backed                 5,171      ----      ----     4,177      6.77      $994       6.71%     ----      ----
  Mutual funds                    3,766     3,766     5.50       ----      ----      ----       ----      ----      ----
---------------------------------------------------          ----------          -----------          ----------
    Total                        48,305    23,800              23,511                 994                 ----
---------------------------------------------------          ----------          -----------          ----------
Securities held to maturity:
  U. S. Treasury                  1,992       992     7.05      1,000      6.38      ----       ----      ----      ----
  U. S. Government Agencies       5,485     2,000     6.12      3,486      6.42      ----       ----      ----      ----
  State and municipal (1)         3,224       732     7.69      1,863      7.55      ----       ----      $628      7.36%
  Mortgage Backed                 2,518      ----      ----     2,518      7.90      ----       ----      ----      ----
  Other                             518      ----      ----      ----      ----      ----       ----       518      6.00
---------------------------------------------------          ----------          -----------          ----------
    Total                        13,737     3,724               8,867                ----                1,146
---------------------------------------------------          ----------          -----------          ----------
  Total                         $62,042   $27,524     6.20%   $32,378      6.53%     $994       6.71%   $1,146      6.75%
============================================================================================================================

(1) State and municipal securities are adjusted to a fully taxable equivalent basis using the federal statutory rate.


The following table shows the maturity and interest rate sensitivity of commercial, real estate construction and real estate-other loans at December 31, 1997. Approximately 85% of the commercial and real estate loan portfolio is priced with floating interest rates which limits the exposure to interest rate risk on long-term loans.



COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)                                              Balances maturing        Interest Rate Sensitivity
----------------------------------------------------------------------------------------------------------------------------
                                                                                                Predeter-
                               Balances at                         One                            mined         Floating
                               December 31,      One year        year to          Over          interest        interest
                                   1997          or less       five years      five years         rates          rates
----------------------------------------------------------------------------------------------------------------------------
Commercial                        $92,693          $56,004        $30,087          $6,602          $5,108         $87,585
============================================================================================================================
Real estate construction          $17,818          $14,553         $2,275            $990           -----         $17,818
============================================================================================================================
Real estate-other                 $90,495          $15,164        $25,572         $49,759         $25,009         $65,486
============================================================================================================================



The above table does not take into account the possibility that a loan may be renewed at the time of maturity. In most circumstances, the Company treats a renewal request in substantially the same manner in which it considers the request for an initial extension of credit. The Company does not have a policy to automatically renew loans.

Capital and Liquidity

         Capital

The Company's book value per share was $13.30, $12.14 and $11.02 as of December 31, 1997, 1996 and 1995, respectively. Tangible book value per share was $11.80, $10.40 and $9.06 at December 31, 1997, 1996 and 1995, respectively, adjusted for goodwill and core deposit intangibles. Shareholders' equity was $33 million, $31 million and $27 million as of December 31, 1997, 1996 and 1995, respectively. Tangible shareholders' equity was $29 million, $27 million and $22 million as of December 31, 1997, 1996 and 1995, respectively. See Notes to Consolidated Financial Statements and "Business - Supervision and Regulation" for a discussion of the Company's capital requirements.
         Liquidity

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

The Bank's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks and short-term, marketable investments net of short-term borrowings. On December 31, 1997, consolidated liquid assets totaled $62 million or 19% of consolidated total assets, as compared to $61 million or 20% of consolidated total assets on December 31, 1996. In addition to the liquid asset portfolio, SJNB also has available $18 million in informal lines of credit with three major commercial banks, approximately $6 million of credit available at the Federal Reserve Discount Window and $14 million in SBA guaranteed loans which are available for sale and could be sold within a 30-day period. SJNB is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. In their normal course of business, commercial clients maintain balances in large certificates of deposit. The stability of these balances hinges upon, among other factors, market conditions and each business' seasonality. Large certificates of deposit amounted to 18% of total deposits on December 31, 1997, as compared to 19% for 1996.

Liquidity is also affected by investment securities and loan maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On December 31, 1997, approximately 45% of total consolidated assets had maturities under one year and 76% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity.

There are no material commitments for capital expenditures in 1998 or beyond.

The Company's liquidity is maintained by cash flows stemming from dividends and management fees from the Bank and the exercise of stock options issued to the Bank's employees and directors. The amount of dividends from the Bank is subject to certain regulatory restrictions as discussed in Note 16 of the Notes to the Consolidated Financial Statements and elsewhere within this Report. Subject to said restrictions, at December 31, 1997, up to $11 million could have been paid to the parent Company by the Bank without regulatory approval. The Company's financial statements are presented in Note 15 of the Notes to Consolidated Financial Statements. Dividends of $2.6 million were paid to the parent company during 1997, while no dividends were paid to the Company by the Bank in 1996 or 1995.


Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1997, 1996 or 1995.

Item 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company defines interest rate sensitivity as the measurement of the mismatch in repricing characteristics of assets, liabilities and off balance sheet instruments at a specified point in time. This mismatch (known as interest rate sensitivity gap) represents the potential mismatch in the change in the rate of interest income and interest expense that would result from a change in interest rates. Mismatches in interest rate repricing among assets and liabilities arise primarily from the interaction of various customer businesses (i.e., types of loans versus the types of deposits maintained) and from management's discretionary investment and funds gathering activities. The Company attempts to manage its exposure to interest rate sensitivity. However, due to its size and direct competition from the major banks, the Company must offer products which are competitive in the market place, even if less than optimum with respect to its interest rate exposure.

The Company's balance sheet position at December 31, 1997 was asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. See "Financial Review - Net Interest Income and Margin."

In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the following table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Further, certain earning assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors when implementing its interest rate risk management activities, including the utilization of certain interest rate hedges.



Interest Rate Risk Analysis
(dollars in thousands)           Average  Expected Maturity/Principal Repayment December 31,
                                          ----------------------------------------------------------------------------------
                                Interest                                                                 Total      Fair
                                  Rate       1998      1999      2000      2001       2002    Thereafter Balance    Value
----------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Fed funds sold and other short-term
  investments                       5.44%    $2,700       ----      ----      ----      ----       ----    $2,700    $2,700
Investments:
   Fixed maturity                   6.18%    23,758     $9,867   $11,127      $678    $4,011       $628    50,069    49,856
   Mortgage Backed                  6.94%       400      2,471       174     1,278        74      3,292     7,689     8,008
   Mutual Funds                     5.50%     3,766       ----      ----      ----      ----       ----     3,766     3,766
   Federal Reserve Bank Stock       6.00%      ----       ----      ----      ----      ----        518       518       518
Loans:
  Fixed rate                        9.73%     9,035      3,005     3,855     2,144     1,463     15,832    35,334    35,765
  Variable rate                    10.25%    86,153     17,866    17,015    12,078    12,013     43,598   188,723   188,232
  Factoring accounts receivable    28.01%     4,915       ----      ----      ----      ----       ----     4,915     4,926
Interest Rate Floor                 7.00%       ----        13      ----      ----      ----       ----        13         1
----------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Liabilities:
Deposits:
   Interest-bearing demand          2.55%    23,974      6,504     6,504     8,673      ----       ----    45,655    44,121
   Money market                     3.60%    49,151     15,698    15,698      ----      ----       ----    80,547    79,489
   Savings                          2.53%        22        615       615       410       410       ----     2,072     1,915
   Certificates of deposit          5.08%    60,651      1,859       639       161       324       ----    63,634    63,733
Fed funds purchased  and repurchase
  agreements                        5.72%    16,000       ----      ----      ----      ----       ----    16,000    16,007
---------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Off-balance sheet
  items:
Unused lines of credit and
   undisbursed loan commitments    10.37%      ----       ----      ----      ----      ----       ----    92,646      ----



ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following section includes the Company's Consolidated Financial Statements:

            Independent Auditors' Report

            Consolidated Balance Sheets - December 31, 1997
                  and 1996

            Consolidated Statements of Income for the Years
                  Ended December 31, 1997, 1996 and 1995

            Consolidated Statements of Shareholders' Equity
                  for the Years Ended December 31, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1997, 1996 and 1995

            Notes to Consolidated Financial Statements.










                          Independent Auditors' Report

The Board of Directors
SJNB Financial Corp.:

We have audited the accompanying consolidated balance sheets of SJNB Financial Corp. and subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJNB Financial Corp. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

San Jose, California
January 15, 1998



----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Balance Sheets
December 31, 1997 and 1996
(in thousands)
----------------------------------------------------------------------------------------------------------------------------
Assets                                                                             1997                     1996
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                           $22,825                  $20,208
Money market investments                                                            2,700                   19,800
Investment securities:
  Available for sale                                                               48,305                   48,044
  Held to maturity (Fair value: $13,843 at December 31, 1997
    and $15,231 at December 31, 1996)                                              13,737                   15,072
----------------------------------------------------------------------------------------------------------------------------
    Total investment securities                                                    62,042                   63,116
----------------------------------------------------------------------------------------------------------------------------
Loans                                                                             228,972                  198,627
Allowance for possible loan losses                                                 (4,493)                  (4,005)
----------------------------------------------------------------------------------------------------------------------------
  Loans, net                                                                      224,479                  194,622
----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                         3,916                    4,001
Other real estate owned                                                             -----                      454
Accrued interest receivable and other assets                                        5,202                    2,737
Intangibles, net of accumulated amortization of $1,707 at
  December 31,1997 and $1,234 at December 31, 1996.                                 3,755                    4,465
----------------------------------------------------------------------------------------------------------------------------
     Total                                                                       $324,919                 $309,403
============================================================================================================================

Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------------------------
Deposits:
  Non interest-bearing                                                            $78,437                  $80,774
  Interest-bearing                                                                191,908                  163,865
----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                               270,345                  244,639
----------------------------------------------------------------------------------------------------------------------------
Other short-term borrowings                                                        16,000                   29,688
Accrued interest payable and other liabilities                                      5,415                    3,871
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                            291,760                  278,198
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value;  20,000 shares authorized ; 2,493 and 2,571 shares issued and outstanding
     in 1997 and 1996 respectively                                                 18,800                   20,880
  Retained earnings                                                                14,254                   10,263
  Net unrealized gain on securities available for sale                                105                       62
----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                    33,159                   31,205
----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                        ----                     ----
----------------------------------------------------------------------------------------------------------------------------
     Total                                                                       $324,919                 $309,403
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Income
Years ended December 31, 1997, 1996 and 1995
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                     1997              1996              1995
----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                 $22,732           $20,422           $18,016
  Interest on money market investments                                           586               258               280
  Interest and dividends on investment securities available for sale           2,982             2,907             1,847
  Interest on investment securities held to maturity                             947               949               878
  Other interest and investment income                                            (9)               (9)              (43)
----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                     27,238            24,527            20,978
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Interest-bearing demand                                                    1,178             1,155             1,158
    Money market and savings                                                   3,061             2,035             1,751
    Certificates of deposit of $100 or more                                    2,964             2,608             2,232
    Certificates of deposit of less than $100                                    792               802               826
 Other short-term borrowings                                                     754             1,459               716
----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                     8,749             8,059             6,683
----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                       18,489            16,468            14,295
----------------------------------------------------------------------------------------------------------------------------
Provision for possible loan losses                                               705               190             1,045
----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                                                   17,784            16,278            13,250
----------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                    607               551               553
  Other operating income                                                         453               437               456
  Net loss on sale of securities available for sale                              (47)             (142)              (43)
----------------------------------------------------------------------------------------------------------------------------
     Total other income                                                        1,013               846               966
----------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                        5,725             5,517             4,339
  Occupancy                                                                      725               702               740
  Other                                                                        3,460             3,416             3,718
----------------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                      9,910             9,635             8,797
----------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                8,887             7,489             5,419
Income taxes                                                                   3,773             3,198             2,395
---------------------------------------------------------------------------------------------------------------------------
     Net income                                                               $5,114            $4,291            $3,024
============================================================================================================================

Basic earnings per share                                                       $2.04             $1.73             $1.27
============================================================================================================================
Diluted earnings per share                                                     $1.94             $1.64             $1.22
============================================================================================================================
Average common shares outstanding                                              2,508             2,481             2,381
============================================================================================================================
Average common share equivalents outstanding                                   2,640             2,622             2,484
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Shareholders' Equity
Years ended December 31, 1997, 1996 and 1995
----------------------------------------------------------------------------------------------------------------------------
                                                                                               Net Unrealized
                                                                                                Gain (Loss)       Total
                                                                                               on Securities     Share-
                                                                      Common       Retained      Available      holders'
(in thousands, except per share amounts)               Shares         Stock        Earnings       for Sale       Equity
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1994                               2,363       $19,421         $4,278         $(257)       $23,442
----------------------------------------------------------------------------------------------------------------------------
Stock options exercised                                      71           351           ----          ----            351
Common stock repurchase                                     (16)         (145)          ----          ----           (145)
Cash dividends ($0.21 per share)                           ----          ----           (504)         ----           (504)
Net income for the year                                    ----          ----          3,024          ----          3,024
Net unrealized gain on securities available for sale       ----          ----           ----           490            490
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995                               2,418        19,627          6,798           233         26,658
----------------------------------------------------------------------------------------------------------------------------
Stock options exercised                                     153           810           ----          ----            810
Tax benefit from stock options exercised                   ----           443           ----          ----            443
Cash dividends ($0.33 per share)                           ----          ----           (826)         ----           (826)
Net income for the year                                    ----          ----          4,291          ----          4,291
Net unrealized loss on securities available for sale       ----          ----           ----          (171)          (171)
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996                               2,571        20,880         10,263            62         31,205
----------------------------------------------------------------------------------------------------------------------------
Stock options exercised                                      24           206           ----          ----            206
Common stock repurchase                                    (102)       (2,495)          ----          ----         (2,495)
Tax benefit from stock options exercised                   ----           209           ----          ----            209
Cash dividends ($0.45 per share)                           ----          ----         (1,123)         ----         (1,123)
Net income for the year                                    ----          ----          5,114          ----          5,114
Net unrealized gain on securities available for sale       ----          ----           ----            43             43
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                               2,493       $18,800        $14,254          $105        $33,159
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 1997,  1996 and 1995
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        1997             1996              1995
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                  $5,114           $4,291            $3,024
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                         705              190             1,045
      Depreciation and amortization                                              529              483               424
      Amortization of intangibles                                                473              499               569
      Deferred tax benefit                                                      (356)             121               (86)
      Loss on sale of securities available for sale                               41              142                43
      Net (gain) loss on sale of other real estate owned                         (65)             (46)               19
      Amortization of (discount) premium on investment securities, net           (48)              36              (129)
      Decrease (increase) in intangible assets                                   237              200              (412)
      (Increase) decrease in accrued interest receivable and other assets     (2,107)              (1)              418
      Increase (decrease) in accrued interest payable and other liabilities    1,722             (945)            2,470
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                            6,245            4,970             7,385
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale or maturities of securities available for sale           18,610           22,751            14,162
  Maturities of securities held to maturity                                    2,250            5,345               425
  Purchase of securities available for sale                                  (18,850)         (28,784)          (37,148)
  Purchase of securities to be held to maturity                                 (857)          (5,101)           (1,762)
  Proceeds from the sale of other real estate owned                              519              406             1,761
  Net increase in loans                                                      (30,562)         (27,333)          (22,851)
  Capital expenditures                                                          (444)            (989)             (896)
  Cash used to acquire Astra Financial Corp.                                    -----            (650)             -----
----------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                              (29,334)         (34,355)          (46,309)
----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Net increase in deposits                                                    25,706           47,947            16,405
  Other short-term borrowings                                                (13,688)           5,688            24,000
  Cash dividends                                                              (1,123)            (826)             (504)
  Common stock repurchased                                                    (2,495)            -----             (145)
  Proceeds from stock options exercised                                          206              810               351
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                            8,606           53,619            40,107
----------------------------------------------------------------------------------------------------------------------------
          Net (decrease) increase in cash and equivalents                    (14,483)          24,234             1,183
Cash and equivalents at beginning of year                                     40,008           15,774            14,591
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                          $25,525          $40,008           $15,774
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 1997,  1996 and 1995
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        1997             1996              1995
----------------------------------------------------------------------------------------------------------------------------
Other cash flow information:
  Interest paid                                                               $8,511           $8,012            $6,388
  Income taxes paid                                                           $3,445           $4,111            $1,185
============================================================================================================================
Noncash transactions:
  Transfer of loans to other real estate owned                                  -----            $150              $950
============================================================================================================================
  Purchase of Astra Financial's assets at fair value:
    Loans                                                                       -----            $676              -----
    Intangible assets                                                           -----             408              -----
    Other assets                                                                -----              93              -----
----------------------------------------------------------------------------------------------------------------------------
      Fair value of assets acquired                                             -----           1,177              -----
  Liabilities assumed:
    Other liabilities                                                           -----             527              -----
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities assumed                                                 -----             527              -----
----------------------------------------------------------------------------------------------------------------------------
Cash used to acquire Astra Financial Corp.                                      -----            $650              -----
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995

NOTE 1 - Summary of Significant Accounting Policies

SJNB Financial Corp. ("Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on April 18, 1983. Its principal office is located at One North Market Street, San Jose, California, 95113.

The Company owns 100% of the issued and outstanding common shares of San Jose National Bank (referred to herein as "SJNB" or "the Bank"). The Bank was incorporated on November 23, 1981 and commenced business in San Jose, California on June 10, 1982. Its main office is located at One North Market Street, San Jose, California. SJNB engages in the general commercial banking business with special emphasis on the banking needs of the business and professional communities in San Jose and the surrounding areas. The Financial Services Division is located at 95 South Market, San Jose, California, where it engages in the factoring of accounts receivable.

The accounting policies of SJNB Financial Corp. and San Jose National Bank (collectively, the "Company") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry.

a.  Consolidation

The consolidated financial statements include the accounts of SJNB. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Impaired loans are those in which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The Company measures such loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loan's market value or the fair value of the collateral if the loan is secured. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

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

g. Intangibles

Goodwill is amortized using the straight-line method over 15 years. Core deposit intangibles are amortized using an accelerated method over ten years.

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

j.  Net Income Per Share

In December 1997, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and reporting earnings per share (EPS) and applies to entities with publicly held common stock. This statement supersedes Accounting Principles Board (APB) Opinion No. 15.

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year plus shares issuable assuming exercise of all employee stock options, except where anti-dilutive.

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

n.   Accounting   for   Transfers   and   Servicing  of  Financial   Assets  and
     Extinguishments of Liabilities

SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under this approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The Company did not have any significant transactions in which this Statement had any impact on its consolidated financial statements.

o. Reclassification

Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

NOTE 2 - Acquisition

On January 2, 1996 the Company acquired Astra Financial Inc. (Astra) which was accounted for as a purchase transaction. Astra was an asset-based lending company based in San Jose, California. Its outstanding factoring receivables were approximately $2.2 million as of December 31, 1995. The purchase price of Astra was approximately $760.

NOTE 3 - Cash and Due from Banks

The Federal Reserve requires the Bank to maintain average reserve balances for certain deposit balances. Such required reserves were approximately $6.0 million and $4.1 million as of December 31, 1997 and 1996, respectively.

NOTE 4 - Investment Securities

Investment securities as of December 31, 1997 and 1996 are summarized as follows:

(dollars in thousands)                                                     December 31, 1997
----------------------------------------------------------------------------------------------------------------------------
                                                                               Unrealized                       Fair
                                                                 ----------------------------------------
                                                    Cost                Gains              Losses              Value
----------------------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury                                     $5,001                 $40               -----              $5,041
  U. S. Government Agencies                         34,148                 179               -----              34,327
  Mortgage Backed                                    5,097                  74               -----               5,171
  Mutual funds                                       3,898               -----               ($132)              3,766
----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                        48,144                 293                (132)             48,305
----------------------------------------------------------------------------------------------------------------------------
Held to Maturity:
  U.S. Treasury                                      1,992                  16               -----               2,008
  U.S. Government agencies                           5,485                  34                  (7)              5,512
  State and municipal (nontaxable)                   3,224                  36                  (2)              3,258
  Mortgage Backed                                    2,518                  29               -----               2,547
----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                          13,219                 115                  (9)             13,325
Federal Reserve Bank Stock                             518               -----               -----                 518
----------------------------------------------------------------------------------------------------------------------------
    Total                                           13,737                 115                  (9)             13,843
============================================================================================================================
      Total investment securities portfolio        $61,881                $408               ($141)            $62,148
============================================================================================================================

                                                                           December 31, 1996
----------------------------------------------------------------------------------------------------------------------------
                                                                               Unrealized                         Fair
                                                                 ----------------------------------------
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
============================================================================================================================


As of December 31, 1997 and 1996 investment securities with carrying values of approximately $39 million and $38 million, respectively, were pledged as collateral for deposits of public funds and other purposes. Investment in Federal Reserve Bank stock is carried at cost, which is approximately equal to its market value.

The  following  tables  provide  the  scheduled   maturities  of  the  Company's
investment securities portfolio as of December 31, 1997:


 (dollars in thousands)                December 31, 1997
                                     ----------------------
                                     Amortized     Fair
   Securities available for sale       Cost       Value
                                    -----------------------
Due in one year or less                $19,988     $20,034
Due after one year through five
  years                                 23,281      23,511
Due after five years through ten
  years                                    977         994
                                    -----------------------
  Total                                 44,246      44,539
                                    -----------------------
    Securities held to maturity
Due in one year or less                  3,724       3,729
Due after one year through five          8,867       8,952
years
Due after ten years                        628         644
                                    -----------------------
  Total                                 13,219      13,325
                                    -----------------------
     Non-maturity investments
Available for sale - Mutual Funds        3,898       3,766
Held to maturity - FRB Stock               518         518
                                    -----------------------
  Total                                  4,416       4,284
                                    -----------------------
    Total Investment securities        $61,881     $62,148
                                    =======================

Mutual funds consist of several funds invested in U. S. Government securities and government issued adjustable rate mortgages (ARMS).

Interest income earned on U. S. Treasury, U. S. Government agencies and state and municipal securities for the years ended December 31, 1997, 1996 and 1995 are as follows:
---------------------------------------------------------
                                   Interest income
(dollars in thousands)          1997     1996     1995
----------------------------------------------------------
Securities available for
sale:
  U.S. Treasury                  $280     $291     $417
  U.S. Government agencies      2,110    2,088    1,200
  Mortgage Backed                 373      311       (3)
  Mutual funds                    219      217      233
Securities held to maturity:
  U.S. Treasury                   132      168      214
  U.S. Government agencies        453      408      306
  State and municipal(nontaxable) 141      136      120
  Mortgage Backed                 190      206      208
  Federal Reserve Bank             31       31       30
----------------------------------------------------------
     Interest income           $3,929   $3,856   $2,725
==========================================================

NOTE 5 - Loans

A summary of loans as of December 31, 1997 and 1996 is as follows:

(dollars in thousands)                    1997         1996
-------------------------------------------------------------
Commercial                               $92,693     $77,335
Real estate construction                  17,818      15,451
Real estate-other                         90,495      74,713
Consumer                                   9,042       8,622
Other                                     19,568      23,174
Unearned fee income                         (644)       (668)
-------------------------------------------------------------
  Total loan portfolio                   228,972     198,627
Less allowance for possible loan losses   (4,493)     (4,005)
-------------------------------------------------------------
     Loans, net                         $224,479    $194,622
=============================================================

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

Approximately 40% of the Company's loan portfolio is made up of real estate other than construction. This category of real estate loans includes loans on income-bearing commercial properties. In addition, 7.8% of the loan portfolio is made up of real estate construction loans. These loans consist of approximately 61% residential and 39% commercial. Included in Consumer loans are Prime equity loans of $4.9 million or approximately 2.1% of the total loan portfolio. Included in the category "Other" are loans to real estate developers for short-term investment purposes and loans to nondevelopers for real estate investment purposes that amount to approximately 3.8% of the total loan portfolio. This amounts to approximately 53% of the loan portfolio directly related to real estate or real estate interests. Approximately 40% of the total loan portfolio is commercial loans; however, no particular industry represents a significant portion of such loans.

The following is an analysis of the allowance for possible loan losses for the years ended December 31, 1997, 1996 and 1995:

(dollars in thousands)          1997      1996     1995
-----------------------------------------------------------
Balance, beginning of year     $4,005    $3,847   $3,311
Provision for possible loan       705       190    1,045
losses
Charge-offs                      (288)     (418)    (696)
Recoveries                         71       336      187
Allowance relating to
  the acquisition of
  Astra Financial Corp.          ----        50      ----
-----------------------------------------------------------
Balance, end of year           $4,493    $4,005   $3,847
===========================================================

At December 31, 1997, impaired loans totaled $706 with a corresponding valuation allowance of $66. For the year ended December 31, 1997, the average recorded investment in impaired loans was approximately $600. The Company recognized $46 of interest on impaired loans (during the portion of the year they were impaired), of which $39 related to impaired loans for which interest income is recognized on the cash basis.

The balance of nonaccrual loans as of December 31, 1997 and 1996 was approximately $360 and $457, respectively. The effect on interest income had these loans been performing in accordance with contractual terms was $61 in 1997, $35 in 1996 and $111 in 1995. Income actually recognized on these loans was $32 in 1997, $29 in 1996 and $11 in 1995.

The Company has made loans to executive officers, directors and their affiliates in the ordinary course of business. An analysis of activity with respect to such loans during the years ended December 31, 1997, 1996 and 1995 is as follows:

(dollars in thousands)         1997      1996      1995
-----------------------------------------------------------
Balance, beginning of year     $1,652    $1,466    $3,854
New loans disbursed               495       634       471
Repayments of loans              (924)     (448)   (2,859)
-----------------------------------------------------------
Balance, end of year           $1,223    $1,652    $1,466
===========================================================

As of December 31, 1997, loans of approximately $12 million were pledged as collateral for the Federal Reserve Discount Window. The Bank did not utilize the Discount Window for any borrowings during 1997.

NOTE 6 - Premises and Equipment

A summary of premises and equipment as of December 31, 1997 and 1996 is as follows:

(dollars in thousands)                             1997     1996
-------------------------------------------------------------------
Land                                                $829     $829
Buildings and improvements                         3,632    3,880
Furniture and equipment                            3,070    2,639
-------------------------------------------------------------------
     Premises and equipment                        7,531    7,348
Less accumulated depreciation and amortization    (3,615)  (3,347)
-------------------------------------------------------------------
     Premises and equipment, net                  $3,916   $4,001
===================================================================

NOTE 7 - Time Deposits

As of December 31, 1997 and 1996, the Bank had $48 million in time deposits in denominations of $100 or more. Interest expense for these deposits was $3.0 million and $2.6 million in 1997 and 1996, respectively.

NOTE 8 - Other Short-term Borrowings

Other short-term borrowings include federal funds purchased and securities sold under agreements to repurchase and information relating to these borrowings are summarized below:

(dollars in thousands)               1997   1996    1995
-----------------------------------------------------------
Federal funds purchased
   Balance at December 31,           ----    ----  $2,000

   Weighted average interest rate
   at year end                       ----    ----    5.25%

   Maximum amount outstanding at
     any month end                 $6,000  $5,000   9,000

   Average outstanding balance        834     813     355

   Weighted average interest rate
   paid                              5.93%   5.70%   6.17%

Securities sold under agreements to
  repurchase
   Balance at December 31,        $16,000 $29,688 $22,000

   Weighted average interest rate
    at year end                      5.72%   5.56%   5.77%

   Maximum amount outstanding at
    any month end                  16,000  30,067  23,553

   Average outstanding balance     11,236  23,161  10,827

The  Company's   bank   subsidiary  has  informal   arrangements   with  various
correspondents providing short-term credit for liquidity requirements; such informal lines aggregated $12 million at December 31, 1997.

NOTE 9 - Earnings per Share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows:

                                For the year ended
                                December 31, 1997
-----------------------------------------------------------
                          Net                     Per share
                         income      Shares        amount
-----------------------------------------------------------
Net income and
  basic EPS             $5,114        2,508       $2.04
                                                ===========
Effect of stock
  option dilutive
  shares                                132
-----------------------------------------------
Diluted EPS             $5,114        2,640       $1.94
===========================================================

                                For the year ended
                                December 31, 1996
--------------------------------------------------------
                                                   Per
                          Net                     share
                         income      Shares       amount
----------------------------------------------------------
Net income and
  basic EPS              $4,291       2,481       $1.73
                                                ===========
Effect of stock
  option dilutive
  shares                                141
----------------------------------------------
Diluted EPS              $4,291       2,622       $1.64
==========================================================
                                For the year ended
                                December 31, 1995
----------------------------------------------------------
                                                 Per
                          Net                    share
                         income      Share       amount
----------------------------------------------------------
Net income and
  basic EPS              $3,024       2,381       $1.27
                                                ===========
Effect of stock
  option dilutive
  shares                                103
-----------------------------------------------------------
Diluted EPS              $3,024       2,484       $1.22
===========================================================

NOTE 10 - Income Taxes

Income tax expense for the years ended December 31, 1997, 1996 and 1995 consists of the following:

(dollars in thousands)    1997        1996        1995
-----------------------------------------------------------
Current:
  Federal                  $3,208      $2,271      $2,108
  State                       921         806         373
-----------------------------------------------------------
     Total current          4,129       3,077       2,481
-----------------------------------------------------------
Deferred:
  Federal                    (281)        145         (81)
  State                       (75)        (24)         (5)
-----------------------------------------------------------
    Total deferred           (356)        121         (86)
-----------------------------------------------------------
       Income taxes        $3,773      $3,198      $2,395
===========================================================

Total income tax expense differed from the amount computed by applying the U. S. federal income tax rates in years ended December 31, 1997, 1996 and 1995 of 34% to income before income taxes as a result of the following:

(dollars in thousands)             1997    1996     1995
-----------------------------------------------------------
Computed "expected " tax
  expense                          $3,021  $2,546  $1,842
California franchise tax, net of
  federal income tax                  558     516     368
Amortization of intangible assets     142     167     230
Federal tax-exempt investment
  income                              (42)    (46)    (42)
Other                                  94      15      (3)
-----------------------------------------------------------
     Income taxes                  $3,773  $3,198  $2,395
===========================================================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below:

(dollars in thousands)                    1997     1996
-----------------------------------------------------------
Deferred tax assets:
  Provision for possible loan losses      $1,421   $1,133
  Purchase accounting adjustments            181      226
  Foreclosure income                          43       43
  State taxes                                297      247
  Deferred compensation                      112       98
  Other                                      157       63
-----------------------------------------------------------
    Total gross deferred tax assets        2,211    1,810
-----------------------------------------------------------
Deferred tax liabilities:
  Securities available for sale               70       41
  Depreciation and amortization               88       43
-----------------------------------------------------------
   Total gross deferred tax liabilites       158       84
-----------------------------------------------------------
      Net deferred tax assets             $2,053   $1,726
===========================================================

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1996 are primarily as a result of adjustments to conform to tax returns as filed.

Deferred tax assets related to purchase accounting adjustments include the tax effect of fair market value adjustments of the assets and liabilities of businesses acquired. The Company believes that the net deferred tax asset is realizable through sufficient taxable income within the carryback periods and the current year's taxable income.

NOTE 11 - Detail of Other Expense

Other expense for the years ended December 31, 1997, 1996 and 1995 consists of the following:

(dollars in thousands)              1997    1996    1995
-----------------------------------------------------------
Amortization of core deposit
intangibles
  and goodwill                       $473     $499    $569
Data processing                       441      554     458
Business promotion                    369      365     314
Client services                       345      247     247
Legal and professional fees           331      369     476
Directors' fees and costs             226      219     239
Stationery and supplies               183      183     180
Advertising                           171      236     186
Regulators' assessments               109       72     283
Loan and collection                   104      151     215
Net cost of other real estate owned   (72)     (48)     45
Other                                 780      569     506
----------------------------------------------------------
  Total                            $3,460   $3,416  $3,718
===========================================================

NOTE 12 - Stock Option Plan

During 1996 the shareholders of the Company approved the 1996 Stock Option Plan (the "Plan"), which replaced the then existing two stock option plans. The 1996 Stock Option Plan is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for its Plan. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts for options granted for the years 1997, 1996 and 1995 indicated below:

(dollars in thousands)        1997       1996      1995
---------------------------------------------------------
Net income:
    As reported               $5,114     $4,291   $3,024
    Pro forma                  4,850      4,224    2,947
---------------------------------------------------------
Net income per share:
    Basic, as reported         $2.04      $1.73    $1.27
    Basic, pro forma            1.93       1.70     1.24
---------------------------------------------------------
    Diluted, as reported       $1.94      $1.64    $1.22
    Diluted, pro forma          1.84       1.61     1.19
---------------------------------------------------------

The above amounts include the impact on net income and net income per share for options granted during the years 1995, 1996 and 1997; such amounts would have been substantially different if options granted prior to 1995 had been included in the computation.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in the following years:

Assumptions:                   1997      1996      1995
---------------------------- --------- --------- ----------
   Dividend yield               1.3%      1.9%      1.6%
   Volatility                  53%       50%       55%
   Risk free interest rates     6.4%      6.3%      6.5%
   Expected lives (years)       6.5       8.2       8.2

The 1996 Stock Option Plan provides that either incentive stock options or nonstatutory stock options may be granted to certain key employees or directors to purchase authorized, but unissued, Common Stock of the Company. Shares may be purchased at a price not less than the fair market value of such stock on the date of the grant. All stock options become exercisable 40% one year after the date of grant and 20% in each of the following three years. They expire no later than ten years after the date of the grant. The Plan provides that outside directors will automatically receive a nonstatutory option covering 5,000 shares annually at an exercise price equal to 100% of the market price of the Common Stock on the date of grant. The 1996 Stock Option Plan replaced the previous two plans which had similar provisions. Any options granted under the prior plans which expire without being exercised, the corresponding common shares shall become available for awards under the Plan (6,710 shares became available under this provision). The number of shares subject to outstanding options under these plans was 153,025 as of December 31, 1997.

Activity under the stock plans is as follows:

                                                 Weighted
                                       Number    Average
                                         of      Exercise
Options                                Shares     Price
----------------------------------------------------------
Balances, December 31,  1994           260,471      $5.34
  Granted                              140,125       9.28
  Cancelled                             (8,300)      8.08
  Exercised                            (70,987)      5.14
-----------------------------------------------------------
Balances, December 31, 1995            321,309       7.03
-----------------------------------------------------------
  Granted                               93,560      16.48
  Cancelled                             (9,640)     11.58
  Exercised                           (152,711)      5.29
-----------------------------------------------------------
Balances, December 31, 1996            252,518      11.40
  Granted                              100,070      25.60
  Cancelled                            (15,075)     15.70
  Exercised                            (23,553)      8.76
-----------------------------------------------------------
Balances, December 31, 1997            313,960     $15.92
===========================================================
The weighted-average fair value of options granted during 1997, 1996 and 1995 was $13.28, $6.22 and $4.32 respectively.

The following table summarizes options outstanding and exercisable at December 31, 1997:

--------------------------------------------------------------------------------

  Range of                           Weighted Average                  Weighted
                              -----------------------------              Average
  Exercise         Shares     Contractual      Exercise       Shares    Exercise
    Price       Outstanding       Life          Price      Exercisable   Price
--------------------------------------------------------------------------------
 $4.25-9.13        28,800          5.75          $6.88        25,400       $6.73
 11.50-11.50      110,120          7.56           9.35        64,960        9.35
 13.38-14.31        8,975          8.13          13.64         2,325       13.56
 16.38-16.38       53,000          8.42          16.38        20,000       16.38
 16.75-23.88       31,765          8.88          19.50         6,994       18.87
 24.00-24.88       11,800          9.31          24.33          ----        ----
 25.00-25.00       57,000          9.17          25.00         7,000       25.00
 25.38-39.81       12,500          9.81          35.89          ----        ----
--------------------------------------------------------------------------------
 $4.25-39.81      313,960          8.14         $15.92       126,679      $11.51
                  =======                                    =======


NOTE 13 - Commitments and Contingent Liabilities

In the normal course of business, there are outstanding commitments, such as commitments to extend credit, which are not reflected in the consolidated financial statements. These commitments involve, to varying degrees, credit risk in excess of the amount recognized as either an asset or liability in the consolidated balance sheet. The Company controls the credit risk through its credit approval process. The same credit policies are used when entering into such commitments. Management does not anticipate any loss from such commitments. As of December 31, 1997, amounts committed to extend credit under normal lending agreements aggregated approximately $93 million for undisbursed loan commitments and approximately $12 million for commitments under unused standby letters of credit and other guarantees.

The Bank utilizes various financial instruments with off-balance sheet risk to reduce its exposure to fluctuations in interest rates. These financial instruments involve, to varying degrees, credit and interest rate risk in excess of the amount recognized as either an asset or liability in the statement of financial position.

The credit risk is the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of the contract. Interest rate risk is the possibility that future changes in market prices will cause a financial instrument to be less valuable or more onerous. The Bank attempts to control the credit risk arising from these instruments through its credit approval process and through the use of risk control limits and monitoring procedures. Interest rate risk is managed by various asset and liability methods including the utilization of interest rate hedging vehicles.

Also at December 31, 1997, the Bank had outstanding an interest rate floor in the amount of $10 million for a remaining period of approximately 16 months. The Bank has paid a fixed premium for which it will receive, through May 10, 1999, the amount of interest on $10 million based on the difference of 7% and Prime when Prime is less than 7%. This will protect the Bank against decreases in its net income when Prime decreases to less than 7%. The current fair market value of the floor is approximately $1.

The Company is obligated under its lease agreement for 95 South Market Street under a noncancelable operating lease through September 2004. The lease is subject to periodic adjustment based on changes in the CPI. The following table shows future minimum payments under the lease as of December 31, 1997:

------------------------------------------------------------
Years Ending December 31,(in thousands)
------------------------------------------------------------
1998-2002 ($236 each year)                     $1,180
Thereafter                                        413
------------------------------------------------------------
Total minimum lease payments                   $1,593
============================================================

Total minimum lease payments to be received under noncancelable operating subleases at December 31, 1997 are approximately $1.3 million; these payments are not reflected in the above table.

There is ordinary routine litigation incidental to the business pending against the Company but, in the opinion of management, liabilities (if any) arising from such claims will not have a material effect upon the consolidated financial statements of the Company.

NOTE 14 - Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company disclosure of estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, set forth below for the Company's financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the consolidated financial statements and notes thereto in this Annual Report.

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

The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 as of December 31, 1997 and 1996:

 (dollars in thousands)                                              1997                               1996
----------------------------------------------------------------------------------------------------------------------------
                                                           Carrying           Fair           Carrying            Fair
Financial assets                                            Value            Value             Value            Value
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                      $22,825          $22,825          $20,208           $20,208
Money market investments                                       2,700            2,700           19,800            19,807
Investment securities                                         62,042           62,148           63,116            63,275
Loans, net                                                   224,479          224,430          194,622           193,438
Accrued interest receivable                                    1,838            1,838            1,735             1,735
Financial liabilities
----------------------------------------------------------------------------------------------------------------------------
Deposits                                                     270,345          270,444          245,213           245,348
Federal funds purchased, securities sold under
  repurchase agreements and other borrowings                  16,576           16,583           30,286            30,318
Off-balance sheet Financial Instruments
----------------------------------------------------------------------------------------------------------------------------
Interest rate floor contract purchased                            13                1               22                 8

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

The fair value of loans is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans with similar characteristics and remaining maturity. Most of the discount rates applied to these loans were between 10.6% and 11.2% at December 31, 1997.

Additionally, the allowance for loan losses was applied against the estimated fair value of loans to recognize future defaults of contractual cash flows.

Fair value for nonperforming loans is based on discounting estimated cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values, where appropriate.

Deposits - The fair value of certificates of deposit and other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for like deposits with similar remaining maturities.

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



NOTE 15 - SJNB Financial Corp.
(Parent Company Only)

The following are the financial statements of SJNB Financial Corp. (parent company only):

----------------------------------------------------------------------------------------------------------------------------
Balance Sheets
December 31, 1997 and 1996
(dollars in thousands)                                                            1997                      1996
----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents                                                                 $176                    $1,050
Investment in the Bank                                                             32,662                    30,061
Other assets                                                                          321                        94
----------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                 $33,159                   $31,205
============================================================================================================================
Liabilities and Shareholders' Equity
Total liabilities                                                                   -----                     -----
----------------------------------------------------------------------------------------------------------------------------
Common stock, no par value; authorized, 20,000 shares
   issued and outstanding, 2,493 shares
   in 1997 and 2,571 shares in 1996                                               $18,800                   $20,880
Retained earnings                                                                  14,254                    10,263
Net unrealized gain on securities available for sale                                  105                        62
----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                    33,159                    31,205
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                   $33,159                   $31,205
============================================================================================================================


----------------------------------------------------------------------------------------------------------------------------
Statements of Income
Years Ended December 31, 1997, 1996 and 1995
(dollars in thousands)                                                        1997             1996              1995
----------------------------------------------------------------------------------------------------------------------------
Equity in undistributed income of the Bank                                    $2,557           $4,343            $3,010
Reduction of provision for possible loan losses                                 -----            -----              $57
Cash dividend received from Bank                                               2,600             -----             -----
Interest income and fees on loans                                                 13               23               123
Other expense                                                                    (84)            (110)             (156)
----------------------------------------------------------------------------------------------------------------------------
Income  before taxes                                                           5,086            4,256             3,034
Income tax benefit (expense)                                                      28               35               (10)
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $5,114           $4,291            $3,024
============================================================================================================================


----------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995
(dollars in thousands)                                                        1997             1996              1995
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                  $5,114           $4,291            $3,024
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Recovery of provision for possible loan losses                          ----             ----               (57)
        (Increase) decrease in other assets                                      (19)             423              ----
        (Decrease) increase in liabilities                                      ----              (15)               10
        Equity in undistributed income of the Bank                            (5,157)          (4,343)           (3,010)
----------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                  (62)             356               (33)
----------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
    Decrease in loans, net                                                      ----             ----               512
    Cash dividend received from Bank                                           2,600             ----              ----
    Cash dividend                                                             (1,123)            (826)             (504)
    Common stock repurchased                                                  (2,495)            ----              (145)
    Stock options exercised                                                      206              810               351
----------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities                   (812)             (16)              214
----------------------------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and equivalents                               (874)             340               181
  Cash and equivalents at beginning of year                                    1,050              710               529
----------------------------------------------------------------------------------------------------------------------------
  Cash and equivalents at end of year                                           $176           $1,050              $710
============================================================================================================================

NOTE 16- Regulatory Matters

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

The table below summarizes the Tier 1 and total risk-based capital ratios and leverage capital ratios of the Company and the Bank as of the dates indicated:




Risk-based and Leverage Capital Ratios
(dollars in thousands)
                                                               December 31, 1997                  December 31, 1996
                                                      ----------------------------------------------------------------------
Company - Risk-based                                       Amount            Ratio            Amount            Ratio
----------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                              $29,167            11.28%          $26,533            11.91%
Tier 1 capital minimum requirement                           10,344             4.00             8,910             4.00
                                                      ----------------------------------------------------------------------
  Excess                                                    $18,823             7.28%          $17,623             7.91%
                                                      ======================================================================
Total capital                                               $32,415            12.53%          $29,333            13.17%
Total capital minimum requirement                            20,689             8.00            17,820             8.00
                                                      ----------------------------------------------------------------------
  Excess                                                    $11,726             4.53%          $11,513             5.17%
                                                      ======================================================================
Risk-adjusted assets                                       $258,608                           $222,744
Company - Leverage
----------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                              $29,167             9.07%          $26,533             9.28%
Minimum leverage ratio requirement                           12,870             4.00            11,438             4.00
                                                      ----------------------------------------------------------------------
  Excess                                                    $16,297             5.07%          $15,095             5.28%
                                                      ======================================================================
Average total assets                                       $321,747                           $285,952
Bank - Risk-based
----------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                              $28,879            11.17%          $25,389            11.40%
Tier 1 capital minimum requirement                           10,341             4.00             8,907             4.00
                                                      ----------------------------------------------------------------------
  Excess                                                    $18,538             7.17%          $16,482             7.40%
                                                      ----------------------------------------------------------------------
Total capital                                               $32,126            12.43%          $28,187            12.66%
Total capital minimum requirement                            20,683             8.00            17,813             8.00
                                                      ----------------------------------------------------------------------
  Excess                                                    $11,443             4.43%          $10,374             4.66%
                                                      ======================================================================
Risk-adjusted assets                                       $258,533                           $222,668
Bank - Leverage
----------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                              $28,879             8.97%          $25,389             8.87%
Minimum leverage ratio requirement                           12,881             4.00            11,447             4.00
                                                      ----------------------------------------------------------------------
  Excess                                                    $15,998             4.97%          $13,942             4.87%
                                                      ----------------------------------------------------------------------
 Average total assets                                     $322,014                           $286,164




The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions, (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee the bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, or 3% in some cases. Under these guidelines, the Company and the Bank were considered well capitalized at December 31, 1997 and 1996.

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

The ability of the Company to pay dividends largely depends upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Company in the form of loans, advances or dividends. Under national banking law, without the prior approval of the Comptroller of the Currency, the Bank may not declare dividends in any calendar year that exceed the Bank's net profits for that year, as defined by statute, combined with its net retained profits, as defined, for the preceding two years. As of December 31, 1997, the Bank may initiate dividend payments without prior regulatory approval of up to $11.1 million.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III


ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors, executive officers, promoters and control persons and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the text under the captions "Election of Directors," "Executive Compensation and Transactions with Directors and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference to the text under the caption "Executive Compensation and Transactions with Directors and Officers" of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders


                                     PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    All Financial Statements

See Index to Financial Statements on page 31 hereof.

(a) 2. Financial statements schedules required. None. (Information included in Financial Statements).

(a) 3.    Exhibits

         The following exhibits are filed as part of this report:

              Exhibit Number

(2)a. The Plan of Acquisition and Merger by and between SJNB Financial Corp. and Business Bancorp (as amended) is hereby incorporated by reference to Annex A filed with Registration Statement on Form S-4, Amendment No. 2 Commission File No. 33-79874, filed with the Securities and Exchange Commission on August 3, 1994.

2)b. The Stock Acquisition Agreement by and among San Jose National Bank, Astra Financial Inc. and Thomas D. Griffin, dated November 17, 1995, and related side letters dated December 14, 1995 and January 5, 1996 are hereby incorporated by reference to Exhibit (2) b. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

3(i). The Registrant's restated Articles of Incorporation are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(3)(ii). The Registrant's restated bylaws as o f February 28, 1996 are hereby incorporated by reference to Exhibit (3) b. of the Registrant's
          Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

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

(23) Consent of KPMG Peat Marwick LLP.

(27) Financial Data Schedule.

*    Indicates management contract or compensation plan or arrangement.

(b)  Reports on Form 8-K

         None.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 6, 1998                         SJNB Financial Corp.

By:   S/J.R. Kenny                             By:  S/E.E. Blakeslee
     James R. Kenny                                Eugene E. Blakeslee
     President and Chief                           Executive Vice President &
     Executive Officer                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  S/J.R. Kenny
James R. Kenny
President, Chief Executive Officer
and Director
March 6, 1998

  S/E.E. Blakeslee
Eugene E. Blakeslee
Executive Vice President and
Chief Financial Officer and
Chief Accounting Officer
March 6, 1998

   S/R.S. Akamine
Ray S. Akamine, Director
March 6, 1998

   S/R.A. Archer
Robert A. Archer
Chairman and Director
March 6, 1998

   S/A.B. Bruno
Albert V. Bruno, Director
March 6, 1998

   S/R. Diridon
Rod Diridon, Director
March 6, 1998

   S/F.J. Gorry
F. Jack Gorry, Director
March 6, 1998

   S/A.K. Lund
Arthur K. Lund, Director
March 6, 1998

   S/L. Oneal
Louis Oneal, Director
March 6, 1998

   S/D. Rubino
Diane Rubino, Director
March 6, 1998

   S/D.L. Shen
Douglas L. Shen, Director
March 6, 1998

   S/G.S. Vandeweghe
Gary S. Vandeweghe, Director
March 6, 1998

                              SJNB Financial Corp.

                                    Form 10-K

                                    Exhibits

                                December 31, 1997


The following exhibits are filed as part of this report:

 (2)a. The Plan of Acquisition and Merger by and between SJNB Financial Corp. and Business Bancorp (as amended) is hereby incorporated by reference to Annex A filed with Registration Statement on Form S-4, Amendment No. 2 Commission File No. 33-79874, filed with the Securities and Exchange Commission on August 3, 1994.

(2)b. The Stock Acquisition Agreement by and among San Jose National Bank, Astra Financial Inc. and Thomas D. Griffin, dated November 17, 1995, and related side letters dated December 14, 1995 and January 5, 1996 are hereby incorporated by reference to Exhibit (2) b. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(3)(i). The Registrant's restated Articles of Incorporation are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(3)(ii). The Registrant's restated bylaws as of February 28, 1996 are hereby incorporated by reference to Exhibit (3)b. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

*(10) a. The Registrant's Stock Option Plan including Amendments No. 1 and 2 is hereby incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on October 4, 1989 and amended January 24, 1992 under Registration No.33-31392.

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

*(10) d. Amendment No.3 to the Stock Option Plan is hereby incorporated by reference from Exhibit 4.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-8, as filed on January 24, 1992, under Registration No. 33-31392.

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

*(10) g. Amendment No. 1 to the 1992 Employee Stock O ption Plan is hereby incorporated by reference to Exhibit (10) f. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995.

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

*(10) o. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

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



(23) Consent of KPMG Peat Marwick LLP.

(27)        Financial Data Schedule.

*  Indicates management contract or compensation plan or arrangement.