Form 10-Q
period 1998-03-31
SJNB FINANCIAL CORP
filed 1998-05-15
CIK 721161

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
---                                   1934


                  For the quarterly period ended March 31, 1998

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,508,097 shares of common stock outstanding as of May 13, 1998.

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1. - FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

          Condensed Consolidated Balance Sheets                                3

          Condensed Consolidated Statements of Operations                      4

          Condensed Consolidated Statements of Shareholders' Equity            5

          Condensed Consolidated Statements of Cash Flows                      6

          Notes to Unaudited Condensed Consolidated Financial Statements       7


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                            8


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                                   23


PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                                    25
------

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            25
------

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                      25
------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  25
------

Item 5.  OTHER INFORMATION                                                    25
------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     25
------

SIGNATURES                                                                    28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)

                                                                              March 31,           December 31,
                                Assets                                          1998                  1997
--------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                           $18,917               $22,825
Money market investments                                                           16,100                 2,700
Investment securities:
  Available for sale                                                               49,022                48,305
  Held to maturity (Fair value: $13,506 at March 31, 1998
    and $13,843 at December 31, 1997)                                              13,422                13,737
--------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                   62,444                62,042
--------------------------------------------------------------------------------------------------------------------
Loans                                                                             225,192               228,972
Allowance for possible loan losses                                                 (4,543)               (4,493)
--------------------------------------------------------------------------------------------------------------------
  Loans, net                                                                      220,649               224,479
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                         3,820                 3,916
Accrued interest receivable and other assets                                        5,983                 5,202
Intangibles, net of accumulated amortization of $1,814 at
   March 31, 1998 and $1,707 at December 31, 1997                                   3,648                 3,755
--------------------------------------------------------------------------------------------------------------------
     Total                                                                       $331,561              $324,919
====================================================================================================================

                 Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                             $73,519               $78,437
  Interest-bearing                                                                211,906               191,908
--------------------------------------------------------------------------------------------------------------------
     Total deposits                                                               285,425               270,345
--------------------------------------------------------------------------------------------------------------------
Other short-term borrowings                                                         5,000                16,000
Accrued interest payable and other liabilities                                      6,464                 5,415
--------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                            296,889               291,760
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares; issued and outstanding,
     2,519 shares at March 31, 1998
     and 2,493 shares at December 31, 1997                                         19,208                18,800
  Retained earnings                                                                15,342                14,254
  Accumulated Other Comprehensive Income:
     Net unrealized gain on securities available for sale                             122                   105
--------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                    34,672                33,159
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                        ----                  ----
--------------------------------------------------------------------------------------------------------------------
     Total                                                                       $331,561              $324,919
====================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.


                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)
                                                                                      Quarter ended
                                                                                        March 31,
                                                                        --------------------------------------------
                                                                                  1998                  1997
--------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                    $6,115                $5,074
  Interest on money market investments                                             120                   279
  Interest and dividends on investment securities available for sale               757                   737
  Interest on investment securities held to maturity                               190                   244
  Other interest and investment income                                              (2)                   (2)
--------------------------------------------------------------------------------------------------------------------
    Total interest income                                                        7,180                 6,332
--------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit over $100                                              679                   686
    Other                                                                        1,536                 1,438
--------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                       2,215                 2,124
--------------------------------------------------------------------------------------------------------------------
    Net interest income                                                          4,965                 4,208
--------------------------------------------------------------------------------------------------------------------
Provision for possible loan losses                                                ----                  ----
--------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                                                      4,965                 4,208
--------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                      161                   134
  Other operating income                                                           123                   134
  Net loss on securities available for sale                                         (8)                 ----
--------------------------------------------------------------------------------------------------------------------
     Total other income                                                            276                   268
--------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                          1,620                 1,411
  Occupancy                                                                        167                   180
  Other                                                                            992                   796
--------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                        2,779                 2,387
--------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                  2,462                 2,089
Income taxes                                                                     1,027                   884
--------------------------------------------------------------------------------------------------------------------
     Net income                                                                 $1,435                $1,205
====================================================================================================================

Net income per share - basic                                                     $0.57                 $0.47
====================================================================================================================
Net income per share - diluted                                                   $0.54                 $0.45
====================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.


                       SJNB FINANCIAL CORP. AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                             (dollars in thousands)
                                   (Unaudited)
                                                                                                Net
                                                                                            Unrealized
                                                                                            Gain (Loss)    Total
                                                                                           on Securities   Share-
                                                                     Common     Retained     Available    holders'
Quarter ended March 31, 1997                            Shares       Stock      Earnings     for Sale      Equity
--------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996                                2,571     $20,880      $10,263         $62       $31,205
                                                                                                         -----------
Net income                                                                          1,205                     1,205
Other comprehensive income - Unrealized loss
   on securities held for sale, net                                                              (224)         (224)
                                                                                                         -----------
Comprehensive income                                                                                            981
                                                                                                         -----------
Common stock repurchased                                     (76)     (1,882)                                (1,882)
Stock options exercised                                       12          66                                     66
Cash dividends                                                                       (527)                     (527)
--------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1998                                   2,507     $19,064      $10,941       ($162)      $29,843
====================================================================================================================

Quarter ended March 31, 1998
--------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                                2,493     $18,800      $14,254        $105       $33,159
                                                                                                         -----------
Net income                                                                          1,435                     1,435
Other comprehensive income - Unrealized gains
   on securities held for sale, net                                                                17            17
                                                                                                         -----------
Comprehensive income                                                                                          1,452
                                                                                                         -----------
Stock options exercised                                       26         408                                    408
Cash dividends                                                                       (347)                     (347)
--------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1998                                   2,519     $19,208      $15,342        $122       $34,672
====================================================================================================================



                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                                                  Quarter ended March 31,
                                                                        --------------------------------------------
                                                                                1998                  1997
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                     $1,435                $1,205
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                 133                   128
      Amortization on intangibles                                                   107                   117
      Net loss on securities available for sale                                       7                  ----
      Amortization of premium on investment securities, net                         (12)                   (5)
      Increase in deferred tax benefit                                             ----                (1,535)
      Increase in accrued interest receivable and other assets                     (781)                 (412)
      Increase in accrued interest payable and other liabilities                  1,038                 2,081
--------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                               1,927                 1,579
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of securities available for sale                             1,322                 3,182
  Maturities of securities held to maturity                                       1,000                  ----
  Purchase of securities available for sale                                      (2,009)               (2,981)
  Purchase of securities held to maturity                                          (683)                 ----
  Loans, net                                                                      3,830                (5,527)
  Capital expenditures                                                              (37)                 (106)
--------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                     3,423                (5,432)
--------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                  15,080                33,758
  Other short-term borrowings                                                   (11,000)              (23,108)
  Cash dividends                                                                   (347)                 (526)
  Stock buyback                                                                    ----                (1,882)
  Proceeds from stock options exercised                                             409                    66
--------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                               4,142                 8,308
--------------------------------------------------------------------------------------------------------------------
          Net increase in cash and equivalents                                    9,492                 4,455
Cash and equivalents at beginning of year                                        25,525                40,008
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                           $35,017               $44,463
====================================================================================================================
Other cash flow information:
  Interest paid                                                                  $2,465                $2,144
                                                                        ============================================
  Income taxes paid                                                                 $25                  ----
====================================================================================================================
Noncash transactions:
  Unrealized gain (loss) on securities available for sale, net of tax               $17                 $(234)
====================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements

Note A     Unaudited Condensed Consolidated Financial Statements

           The unaudited consolidated financial statements of SJNB Financial Corp. (the "Company") and its subsidiary, San Jose National Bank, are prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods have been included and are normal and recurring. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year.

           Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

Note B     Net Income Per Share of Common Stock

           The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows:


                                                            Quarter ended                     Quarter ended
                                                           March 31, 1998                   March 31, 1997
            --------------------------------------------------------------------------------------------------------
                                                     Net                 Per Share    Net                Per Share
                                                    Income     Shares     Amounts    Income    Shares     Amounts
            --------------------------------------------------------------------------------------------------------
            Net income and basic EPS                 $1,435      2,506       $0.57     $1,205    2,559      $0.47
                                                                        ============                    ============
            Effect of stock option dilutive shares                 145                             109
                                                  ---------------------                ----------------
            Diluted earnings per share               $1,435      2,651       $0.54     $1,205    2,668      $0.45
                                                  ==================================================================

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

           In February 1998, the FASB issued No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 changes disclosure only on applicable defined benefit pension or postretirement plans, of which the Company has none. The Company does not believe SFAS No. 132 will have a material impact on its consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" and the "Bank"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 1998 and the liquidity and financial condition of the Company and SJNB as of March 31, 1998 and December 31, 1997.

All dollar amounts in the text in Item 2 are in thousands, except per share amounts or as otherwise indicated.

This Quarterly Report on Form 10-Q includes forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements (which do not involve the historical or financial statement information herein) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County and in the semiconductor industry; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; risks associated with the Year 2000; and changes in the securities markets. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Current Developments

On April 13, 1998 SJNB agreed to acquire all of the stock of a non-public company, Epic Funding Corporation, pursuant to a definitive agreement dated April 13, 1998. In connection with the acquisition, SJNB will issue 12,223 shares of its common stock and pay Epic's shareholder $110,000 in exchange for all of Epic's outstanding stock. Epic, headquartered in Lafayette, California, provides direct and vendor lease programs and accounts receivable financing to manufacturers and equipment users throughout California and across parts of the Unites States. Subject to regulatory approval and satisfaction of conditions in the definitive agreement, Epic will become a wholly-owned subsidiary of the Bank and will expand SJNB's line of lending products. Epic's office will remain in Lafayette through June, 1998 and will then relocate to a new location in Danville, California. The Bank will also open a small de novo branch at the Danville facility. Management believes the acquisition of Epic and the new branch will not have a significant impact on the financial results of SJNB for the year ending December 31, 1998.

On April 22, 1998, the Company announced that the Board of Directors approved the repurchase of up to $3.5 million of Company's common stock. On April 27, 1998, the Company announced it had declared a $0.14 per share cash dividend payable on June 1, 1998 to shareholders of record as of May 11, 1998.

Year 2000

The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan designed to resolve the issue. The Company plans to utilize both internal and external resources to attempt to identify, correct or replace, and test its systems for the Year 2000 compliance. It is anticipated by management that all corrective action and testing of key systems should be completed by December 31, 1998.

The Bank presently believes that, with modifications to existing software and/or the conversion to new software which is Year 2000 compliant, the Year 2000 problem should not pose significant operational risks for the Company's computer systems as so modified and converted. The Company is expensing all period costs associated with the Year 2000 problem. To date, the amount of such expense has not been significant. It is estimated by management that the Bank will incur approximately $100,000 for the identification, correction and reprogramming, and testing of systems for Year 2000 compliance during 1998 and 1999.

Other significant risks relating to the Year 2000 problem are that of the unknown impact of this problem on the operations of the Bank's customers and actions which banking or securities regulators may take. The Bank is making efforts to ensure that its customer base is aware of the Year 2000 problem. In addition to seminars for and mailings to its customer base, the Bank recently amended its Credit Policy and credit authorization documentation to include consideration regarding the Year 2000 problem. It is not possible to predict the effect of this problem on the economic viability of its customers and the related adverse impact it may have on SJNB's financial position and results of operations including the level of the Bank's provision for possible loan losses in future periods.

The following  presents selected  financial data and ratios as of and for the three months ended March 31, 1998 and
1997:

SELECTED FINANCIAL DATA AND RATIOS
--------------------------------------------------------------------------------------------------------------------
                                                                                     For the quarters
                                                                                      ended March 31,
                                                                        --------------------------------------------
SELECTED ANNUALIZED OPERATING RATIOS:                                           1998                  1997
--------------------------------------------------------------------------------------------------------------------

Return on average equity                                                         17.28%                15.86%
Return on average tangible equity                                                20.85                 20.32
Return on average assets                                                          1.80                  1.61
Net recoveries to average loans                                                   (.09)                 (.02)
Average equity to average assets                                                 10.39                 10.12
Average tangible equity to average tangible assets                                9.36                  8.80
====================================================================================================================

                                                                            At March 31,         At December 31,
PER SHARE DATA:                                                                 1998                  1997
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity per share                                                   $13.76                $13.30
Tangible equity per share                                                         12.32                 11.80
Dividends per share                                                                 .14 (1)               .21

SELECTED FINANCIAL POSITION RATIOS:
--------------------------------------------------------------------------------------------------------------------
Leverage capital ratio                                                             9.61%                 9.07%
Total risk-based capital ratio                                                    12.89                 11.33
Nonperforming loans to total loans                                                  .26                   .60
Nonperforming assets to total assets                                                .17                   .52
Allowance for possible loan losses to total loans                                  2.02                  1.97
Allowance for possible loan losses
  to nonperforming loans                                                         786.00                327.00
Allowance for possible loan losses
 to nonperforming assets                                                         786.00                239.00
====================================================================================================================

(1) Effective with the first quarter of 1998, the Company commenced a policy to pay quarterly cash dividends to its shareholders, previously semi-annual dividends were paid.


Summary of Financial Results

The Company reported net income of $1,435 or $.54 per share - diluted for the quarter ended March 31, 1998, compared with net income of $1,205 or $.45 per share - diluted for the first quarter of 1997. The improvement in earnings is due primarily to an increase in net interest income due to growth in volume.

Net Interest Income

Net interest income for the quarter ended March 31, 1998 increased $757 as compared to the same quarter a year ago. The Bank's average earning assets for the same period increased by $22 million, primarily as the result of significant growth in the Bank's loan portfolio.

Net interest margin for the first quarter of 1998 was 6.76% as compared to 6.17% for the same quarter in 1997. This increase was primarily related to an increase in the average loan to deposit ratio from 77% in 1997 to 83%in 1998; an increase in the Bank's reference rate that took effect March 25, 1997; and collection of a $107 prepayment fee in March 1998 relating to a fixed rate loan which paid off prior to its contractual maturity.

Although economic conditions in Northern California have remained strong in early 1998, the competitive environment within the Bank's marketplace continues to be aggressive and the competition between lenders for additional loan growth has caused more competitive pricing.

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

The following tables shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three months ended March 31, 1998 and 1997.

AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)
                                                                     Quarter ended March 31,
                                              -----------------------------------------------------------------------
                                                             1998                                1997
---------------------------------------------------------------------------------------------------------------------
                                                Average                Average     Average                 Average
Assets                                          Balance    Interest   Yield (1)    Balance     Interest   Yield (1)
---------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans, net (2)                                 $228,411    $6,115      10.86%    $194,558      $5,074      10.58%
  Securities available for sale (3)                49,213       757       6.24       47,851         737       6.25
  Securities held to maturity:
    Taxable (4)                                     9,672       148       6.21       12,447         212       6.91
    Nontaxable (5)                                  3,459        70       8.21        2,633          53       8.21
  Money market investments                          9,002       120       5.41       20,685         279       5.47
Interest rate hedging instruments                    ----        (2)     ----          ----          (2)     ----
----------------------------------------------------------------------           ------------------------
      Total interest-earning assets               299,757     7,208       9.75      278,174       6,353       9.26
----------------------------------------------------------------------           ------------------------
Allowance for possible loan losses                 (4,528)                           (4,011)
Cash and due from banks                            15,892                            19,097
Other assets                                        9,346                             6,733
Core deposit intangibles and
  goodwill, net                                     3,688                             4,399
----------------------------------------------------------                       -------------
      Total                                      $324,155                          $304,392
==========================================================                       =============
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                       $47,296       295       2.53      $42,943         287       2.71
    Money market and savings                       96,201       899       3.79       79,013         705       3.62
    Certificates of deposit:
      Less than $100                               14,348       184       5.20       15,501         205       5.36
      $100 or more                                 49,792       679       5.53       49,479         686       5.62
----------------------------------------------------------------------           ------------------------
        Total certificates of deposits             64,140       863       5.46       64,980         891       5.56
----------------------------------------------------------------------           ------------------------
Other borrowings                                   10,640       158       6.02       16,696         241       5.85
----------------------------------------------------------------------           ------------------------
       Total interest-bearing liabilities         218,277     2,215       4.12      203,632       2,124       4.23
----------------------------------------------------------------------           ------------------------
Noninterest-bearing demand                         67,012                            67,145
Accrued interest payable and
  other liabilities                                 5,192                             2,809
----------------------------------------------------------                       -------------
      Total liabilities                           290,481                           273,586
----------------------------------------------------------                       -------------
Shareholders' equity                               33,674                            30,806
----------------------------------------------------------                       -------------
       Total                                     $324,155                          $304,392
==========================================================------------           =============-----------
Net interest income and margin (6)                           $4,993       6.76%                  $4,229       6.17%
==============================================            =======================             =======================

(1)  Rates are presented on an annualized basis.
(2) Includes loan fees of $271 for 1998, and $248 for 1997. Nonperforming loans have been included in average loan balances.
(3)  Includes dividend income of $44 and $58 received in 1998 and 1997.
(4)  Includes dividend income of $8 received in 1998 and 1997.
(5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($28 in 1998 and $21 in 1997).
(6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.


Provision for Possible Loan Losses

The level of the allowance for possible loan losses and the related provision, if any, reflect management's judgment as to the inherent risk of loss associated with the loan and lease portfolios as of March 31, 1998 and March 31, 1997 based on information available to management as of said date. Based on management's evaluation of such risks, no additions were made to the allowance for possible loan losses for the first quarters ended March 31, 1998 and 1997. See "Loan Portfolio."

Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the three months ended March 31, 1998 and 1997:

OTHER INCOME
(dollars in thousands)
                                                                     Quarter ended March 31,
                                             -----------------------------------------------------------------------
                                                           1998                                1997
                                                  Amount            Percent           Amount           Percent
--------------------------------------------------------------------------------------------------------------------
Depositor service charges                           $161              58.33%            $134             50.00%
Other operating income                               123              44.57              134             50.00
Net loss on securities available for sale             (8)             (2.90)            ----            ----
--------------------------------------------------------------------------------------------------------------------
    Total                                           $276             100.00%            $268            100.00%
====================================================================================================================


Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
                                                                    Quarter ended March 31,
                                             ----------------------------------------------------------------------
                                                           1998                               1997
                                                  Amount           Percent *          Amount         Percent *
-------------------------------------------------------------------------------------------------------------------
Salaries and benefits                               $1,620             2.00%            $1,429            1.87%
Data processing                                        189              .23                103             .14
Amortization of core deposit
  intangibles and goodwill                             107              .13                118             .16
Client services paid by bank                            93              .11                 81             .11
Furniture and equipment                                 89              .11                 88             .12
Business promotion                                      84              .10                 69             .09
Legal and professional fees                             79              .10                (23)           (.03)
Occupancy                                               78              .10                 84             .11
Directors' & shareholders'                              64              .08                 84             .11
Advertising & marketing                                 46              .06                 39             .05
Loan and collection                                     46              .06                 14             .02
Stationery and supplies                                 40              .05                 47             .06
Regulators assessments                                  28              .03                 26             .03
Net cost of foreclosed property                          1              .0                  (5)           (.01)
Sundry losses                                            0              .0                  66             .09
Other                                                  215              .27                167             .22
-------------------------------------------------------------------------------------------------------------------
     Total                                          $2,779             3.43%            $2,388            3.14%
===================================================================================================================

* The percentages are calculated by annualizing the expenses and comparing that amount to the average assets for the respective periods ended March 31, 1998 and 1997.

Total other expenses for the first quarter of 1998 increased $392 from the same period a year ago, primarily as a result of increases in salaries and benefits (relating to increased salaries, incentives and employment fees and costs), an increase in data processing expenses (relating to a November 1997 conversion to a new data processing system, greater technology costs and attention to the year 2000 problem) and an increase in legal costs due to a recovery in 1997.

Income Tax Provision

The effective tax rate of 42% for the three months ended March 31, 1998 is affected by several items. The most significant are the amortization of intangibles, tax exempt income and the California Franchise Tax Enterprise Tax Zone Credit. The effective tax rate for the year ended December 31, 1997 was 42%.

Financial Condition and Earning Assets

Consolidated assets increased to $332 million at March 31, 1998 compared to $325 million at December 31, 1997. The increase consisted primarily of an increase in money market investments and was funded principally by an increase in the Bank's core interest-bearing money market deposits. See "Funding."

Money Market Investments

Money market investments, which include federal funds sold, were $16.1 million at March 31, 1998 as compared to $2.7 million at December 31, 1997. This increase is related to the increase in the Bank's core interest-bearing money market deposits.

Securities

The following table shows the  composition of the securities  portfolio at March
31, 1998 and December 31, 1997. There were no issuers of securities (except U.S.
Government Securities) for which the book value of securities issued by any issuer held by the Bank exceeded 10% of the Company's shareholders' equity.

SECURITIES PORTFOLIO
 (dollars in thousands)
                                                       March 31, 1998                        December 31, 1997
----------------------------------------------------------------------------------------------------------------------------
                                              Amortized   Unrealized   Market    Amortized   Unrealized   Market
                                                Cost     Gain (Loss)    Value      Cost     Gain (Loss)    Value
-------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                 $5,002       $42        $5,044    $5,001         $40       $5,041
  U. S. Government Agencies                      36,165       186        36,351    34,148         179       34,327
  Mortgage backed                                 4,897        89         4,986     5,097          74        5,171
  Mutual funds                                    2,767      (126)        2,641     3,898        (132)       3,766
-------------------------------------------------------------------------------------------------------------------
    Total available for sale                     48,831       191        49,022    48,144         161       48,305
-------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                                  1,996        12         2,008     1,992          16        2,008
  U. S. Government Agencies                       4,489        32         4,521     5,485          27        5,512
  State and municipal (nontaxable)                3,901         7         3,908     3,224          34        3,258
  Mortgage backed                                 2,518        33         2,551     2,518          29        2,547
-------------------------------------------------------------------------------------------------------------------
    Total held to maturity                       12,904        84        12,988    13,219         106       13,325
  Federal Reserve Bank Stock                        518        ---          518       518         ---          518
-------------------------------------------------------------------------------------------------------------------
    Total                                        13,422        84        13,506    13,737         106       13,843
-------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio     $62,253      $275       $62,528   $61,881        $267      $62,148
===================================================================================================================

Unrealized gains generally result from the impact of current market rates being less than those rates in effect at the time the Bank purchased the securities.
The unrealized gain on securities available for sale as of March 31, 1998 was $191 as compared to an unrealized gain of $161 as of December 31, 1997. The
Bank's weighted average maturity of the available for sale portfolio was approximately 1.68 years as of March 31, 1998. It is estimated by management that for each 1% change in interest rates the value of the Company's available for sale securities will change by 1.3%.

The unrealized gain on securities held to maturity was $84 as of March 31, 1998 as compared to an unrealized gain of $106 as of December 31, 1997. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 2.64 years as of March 31, 1998. It is estimated by management that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 2.1%.

The maturities and yields of the investment portfolio at March 31, 1998 are shown below:

MATURITY AND YIELDS OF INVESTMENT SECURITIES
---------------------------------------------------------------------------------------------------------------------
At  March 31, 1998
(dollars in thousands)
                                            Available for Sale                         Held to Maturity
                                -------------------------------------------------------------------------------------
                                                                  FTE                                       FTE
                                  Amortized     Estimated       Average      Amortized     Estimated      Average
                                    Cost        Fair Value     Yield (1)       Cost       Fair Value     Yield (1)
                                -------------------------------------------------------------------------------------
U. S. Treasury:
  Within 1 year                      $1,997        $2,000          5.84%          $996          $999         7.05%
  After 1 year within 5 years         3,005         3,044          6.21          1,000         1,008         6.38
                                -------------------------------------------------------------------------------------
    Totals                            5,002         5,044          6.06          1,996         2,008         6.71
                                -------------------------------------------------------------------------------------
U.S. Government Agencies:
  Within 1 year                      18,996        19,030          6.28          1,993         1,996         5.59
  After 1 year within 5 years        17,169        17,321          6.17          2,496         2,525         6.41
                                -------------------------------------------------------------------------------------
    Totals                           36,165        36,351          6.22          4,489         4,521         6.05
                                -------------------------------------------------------------------------------------
State and municipal:
  Within 1 year                       -----         -----          -----           731           733         7.69
  After 1 year within 5 years         -----         -----          -----         1,859         1,867         7.55
  After 10 years                      -----         -----          -----         1,311         1,308         7.01
                                                                           ------------------------------------------
    Totals                            -----         -----          -----         3,901         3,908         7.39
                                                                           ------------------------------------------
Mortgage backed
  After 1 year within 5 years         3,919         3,977          6.78          -----         -----         -----
  After 5 years within 10 years         978         1,009          6.71          2,518         2,551         7.90
                                -------------------------------------------------------------------------------------
    Totals                            4,897         4,986          6.76          2,518         2,551         7.90
                                -------------------------------------------------------------------------------------
Mutual funds:
                                -------------------------------------------
  Within 1 year                       2,767         2,641          5.51          -----         -----         -----
                                -------------------------------------------
Other
                                                                           ------------------------------------------
  After 10 years                      -----         -----          -----           518           518         6.00
                                -------------------------------------------------------------------------------------

    Total investment securities      48,831       $49,022          6.22%       $13,422       $13,506         6.88%
                                              =======================================================================
Net unrealized gain on
  securities available for sale         191
                                --------------
    Total investment securities,
      net carrying value            $49,022
                                ==============
(1)    Fully taxable equivalent.

Loan Portfolio

The following table provides a breakdown of the Company's consolidated loans by type of loan or borrower:

LOAN PORTFOLIO
(dollars in thousands)
                                                       March 31, 1998                    December 31, 1997
------------------------------------------------------------------------------------------------------------------
                                                                  Percentage                         Percentage
                                                   Total           of Total           Total           of Total
                                                  Amount             Loans            Amount            Loans
--------------------------------------------------------------------------------------------------------------------

Commercial                                         $89,567             39.8%           $92,693            40.5%
Real estate construction                            20,443              9.1             17,818             7.8
Real estate-other                                   91,032             40.4             90,495            39.5
Consumer                                             8,940              4.0              9,042             3.9
Other                                               15,870              7.0             19,568             8.6
Unearned fee income                                   (660)             (.3)              (644)            (.3)
--------------------------------------------------------------------------------------------------------------------
  Total loans                                     $225,192            100.0%          $228,972           100.0%
====================================================================================================================

Consolidated loans decreased to $225 million at March 31, 1998 from $229 million at December 31, 1997. Management believes the decrease in the loan portfolio can be primarily attributed to a number of payoffs of various types of loans. The decline in commercial loans related to the sale of several of the Bank's commercial business customers and the competitive market place. The Bank has elected not to aggressively seek or renew loans where the underwriting criteria is being sacrificed; this has caused a slow down in production and a an increase in payoffs when the Bank does not meet competitive pressures. The decline in other loans related to several borrowers who paid off their borrowings.

Approximately 40% of the loan portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other, real estate equity lines (2%, included in the Consumer category), and loans to real estate developers for short-term investment purposes (1%) and loans for real estate investments purposes made to non-developers (3%). The latter three types are included in the Other category. Approximately 40% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at March 31, 1998. Approximately 87% of the commercial and real estate loan portfolio is priced with floating interest rates which generally limits the exposure to interest rate risk on long-term loans.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)                              Balances maturing            Interest Rate Sensitivity
-----------------------------------------------------------------------------------------------------------

                                                                                    Predeter-
                              Balances                                                mined       Floating
                             at March 31,   One year or   One year to  Over five     interest     interest
                                1998           less       five years     years         rates       rates
-----------------------------------------------------------------------------------------------------------
Commercial                        $89,567      $53,759      $29,506       $6,302       $2,829      $86,738
===========================================================================================================
Real estate construction          $20,443      $15,345       $2,512       $2,586         ----      $20,443
===========================================================================================================

Real estate-other                 $91,032      $17,261      $23,980      $49,791      $24,071      $66,961
===========================================================================================================

The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.). Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon, among other things, the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan is evaluated on the basis of whether or not it is impaired. For impaired loans, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach believed by management to measure the risk of possible future loan losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. The allowance for possible loan losses was approximately $4.5 million at March 31, 1998, or 2.02% of total loans outstanding. Based on information available as of the date of this report, management believes the allowance for possible loan losses, determined as described above, is adequate for potential losses foreseeable at March 31, 1998.

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

The following schedule provides an analysis of the allowance for possible loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (dollars in thousands)
                                                                         Quarter ended               Year ended
                                                                           March 31,                December 31,
                                                               -----------------------------------------------------
                                                                     1998              1997             1997
--------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                                      $4,493            $4,005           $4,005
Charge-offs by loan category:
  Commercial                                                            ----              ----              242
  Real estate-other                                                     ----              ----               33
  Consumer                                                              ----              ----               13
--------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                                   ----              ----              288
--------------------------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                                              17                 6               67
  Real estate-other                                                       33                 4                4
--------------------------------------------------------------------------------------------------------------------
    Total recoveries                                                      50                10               71
--------------------------------------------------------------------------------------------------------------------
Net (recoveries) charge-offs                                             (50)              (10)             217
--------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                             ----              ----             705
--------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                            $4,543            $4,015           $4,493
====================================================================================================================

Ratios:
Net (recoveries) charge-offs to average loans, annualized               (.09)%            (.02)%            .10%
Allowance to total loans at the end of the period                       2.02              1.97             1.96
Allowance to nonperforming loans at end of the period                 786.00            327.00          1060.00
====================================================================================================================

During the three months ended March 31, 1998 and 1997, there were no charge-offs. The allowance for possible loan losses was 786% of nonperforming loans at March 31, 1998 compared to 1060% at December 31, 1997. This decrease relates mainly to the modest increase in nonperforming loans described below.

Nonperforming Loans

Loans for which the accrual of interest has been suspended and other loans with principal or interest contractually past due 90 days or more are set forth in the following table:

NONPERFORMING LOANS
 (dollars in thousands)
                                                                       March 31,                December 31,
                                                                         1998                       1997
--------------------------------------------------------------------------------------------------------------------
Loans on a non-accrual basis                                              $472                      $360
Loans restructured and in compliance with modified terms                    54                        63
Other loans with principal or interest contractually past
  due 90 days or more                                                       52                         1
--------------------------------------------------------------------------------------------------------------------
    Total                                                                 $578                      $424
====================================================================================================================


As of March 31, 1998, nonperforming loans consisted of seven loans.

Management conducts an ongoing evaluation and review of the loan portfolio in order to identify potential nonperforming loans. Management considers loans which are classified for regulatory purposes, loans which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of March 31, 1998, management has not identified any loans not included within the Nonperforming Loan table above with respect to which known information causes management to have doubts about the borrowers' abilities to comply with present repayment terms, such that the loans might subsequently be classified as nonperforming. Changes in general or local economic conditions or specific industry segments, rising interest rates, declines in real estate values and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing such loans.

Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
 (dollars in thousands)
                                                        March 31, 1998                    December 31, 1997
--------------------------------------------------------------------------------------------------------------------
                                                                  Percentage                          Percentage
                                                   Total           of Total            Total           of Total
                                                  Amount           Deposits            Amount          Deposits
--------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                         $73,519            25.8%            $78,437           29.0%
Interest-bearing demand                             45,634            16.0              45,655           16.9
Money market and savings                            96,492            33.8              82,619           30.6
Certificates of deposit:
  Less than $100                                    15,272             5.3              15,207            5.6
  $100 or more                                      54,508            19.1              48,427           17.9
--------------------------------------------------------------------------------------------------------------------
    Total                                         $285,425           100.0%           $270,345          100.0%
====================================================================================================================

Deposits as of March 31, 1998 were $285 million compared to $270 million at December 31, 1997. The most significant growth in deposits has occurred in the area of interest-bearing core deposits which increased approximately $14 million. Management believes this growth in interest-bearing core deposits has been due to unusual activity by several of the Bank's customers and to the business development efforts of the Bank's business development officers. Because of this high level of unusual activity, the Bank has maintained significant short-term liquidity. The growth in the certificates of deposit greater than $100 was due to activity of several significant customers. See "Liquidity."

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

On April 22, 1998, the Board of Directors approved the repurchase from time-to-time of up to $3.5 million of its common stock through open market or privately negotiated transactions. If this action had been accomplished as of March 31, 1998, SJNB's total capital ratio would have declined from 12.89% to 11.56%, which would still exceed the amount required by the guidelines. Assuming the full $3.5 million is utilized to purchase common shares at the closing price on May 4, 1998 of $39.50, outstanding shares would be reduced by approximately 88,600 shares.

The table below  summarizes  the various  capital ratios of the Company at March
31, 1998 and December 31, 1997.

Risk-based and Leverage Capital Ratios
(dollars in thousands)
Company                                                 March 31, 1998                    December 31, 1997
-------
                                             -----------------------------------------------------------------------
Risk-based                                        Amount             Ratio            Amount            Ratio
                                             -----------------------------------------------------------------------
Tier 1 capital                                     $30,776            11.64%           $29,167           11.28%
Tier 1 capital minimum requirement                  10,578             4.00             10,344            4.00
                                             -----------------------------------------------------------------------
  Excess                                           $20,198             7.64%           $18,823            7.28%
                                             =======================================================================
Total capital                                      $34,097            12.89%           $32,415           12.53%
Total capital minimum requirement                   21,157             8.00             20,689            8.00
                                             -----------------------------------------------------------------------
  Excess                                           $12,941             4.89%           $11,726            4.53%
                                             =======================================================================

Risk-adjusted assets                              $264,459                            $258,608
                                             ==================                  =================

Leverage
Tier 1 capital                                     $30,776             9.61%           $29,167            9.07%
Minimum leverage ratio requirement                  12,815             4.00             12,870            4.00
                                             -----------------------------------------------------------------------
  Excess                                           $17,961             5.61%           $16,297            5.07%
                                             =======================================================================

Average total assets                              $320,381                            $321,747
                                             ==================                  =================

Bank
Risk-based
Tier 1 capital                                     $30,028            11.36%           $28,879           11.17%
Tier 1 capital minimum requirement                  10,575             4.00             10,341            4.00
                                             -----------------------------------------------------------------------
  Excess                                           $19,452             7.36%           $18,538            7.17%
                                             -----------------------------------------------------------------------
Total capital                                      $33,348            12.61%           $32,126           12.43%
Total capital minimum requirement                   21,151             8.00             20,683            8.00
                                             -----------------------------------------------------------------------
  Excess                                           $12,197             4.61%           $11,443            4.43%
                                             =======================================================================

Risk-adjusted assets                              $264,384                            $258,533
                                             ==================                  =================

Leverage
Tier 1 capital                                     $30,028             9.37%           $28,879            8.97%
Minimum leverage ratio requirement                  12,822             4.00             12,881            4.00
                                             -----------------------------------------------------------------------
  Excess                                           $17,205             5.37%           $15,998            4.97%
                                             =======================================================================

Average total assets                              $320,562                            $322,014
                                             ==================                  =================


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

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks, short-term securities held to maturity, and securities available for sale less short-term borrowings. At March 31, 1998, consolidated net liquid assets totaled $92 million or 29% of consolidated total assets as compared to $62 million or 19% of consolidated total assets at December 31, 1997. The increase in the liquid assets is due to the growth of the deposits. See "Funding." In addition to the liquid asset portfolio, SJNB also has available $12 million in lines of credit with five major commercial banks, a collateralized repurchase agreement with a maximum limit of $40 million (of which approximately $5 million has been utilized at March 31, 1998), the guaranteed portion of the SBA loan portfolio of approximately $16 million, and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $5 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 19% of total deposits on March 31, 1998 and 18% at December 31, 1997.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On March 31, 1998, approximately 39% of total consolidated assets had maturities under one year and 84% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with a secondary source of liquidity. There are no material commitments for capital expenditures in 1997.


Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1997 or the three months of 1998.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's balance sheet position at March 31, 1998 was asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. Management believes there has been no significant change in the Bank's market risk exposures disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. See "Summary of Financial Results - Net Interest Income."

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Neither the Company nor the Bank is a party to any material pending legal proceedings other than as previously disclosed. Material legal proceedings were reported in the Company's Form 10-K for the year ended December 31, 1997; and, as of the date of this report, there have been no material changes in said proceedings.


Item 2.  Changes in Securities

Not applicable.


Item 3.  Defaults Upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.


Item 5.  Other Information

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

          The following exhibits are filed as part of this report:

(3)a. The Certificate of Amendment to Articles of Incorporation filed June 17, 1988 and restated Articles of Incorporation are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1988.

(3)b. Amendments to the Registrant's bylaws dated February 28, 1996 and the Registrant's restated bylaws as of February 28, 1996 are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

(3)c.     Amendment  to the  Registrant's  bylaws  dated  January  27, 1998.

*(10)a. The Registrant's 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)b. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit (10) f. of the Registrant's
          Quarterly Report on   Form 10-QSB  for  the  quarterly  period  ended
          June 30,1995.

*(10)c. The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)d. The form of Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from
          Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)e. The Registrant's 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit (10) i. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,1992.

*(10)f. Amendment No. 1 to the 1992 Director Stock Option Plan is hereby incorporated by reference to Exhibit (10)i. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30,1995.

*(10)g. The form of Stock Option Agreement being utilized under the 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit (10) j. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

*(10)h. The Registrant's 1996 Stock Option Plan is incorporated by reference to exhibit 99.1 of the Registrant's Form S-8 filed July 30, 1996.

*(10)i. Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated March 27,1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended June 30,1996.

*(10)j. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended June 30,1996.

 (10)k. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

 (10)l. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995 and September 21, 1995, for premises at 95 South Market Street, San Jose CA is hereby incorporated by reference to Exhibit (10)o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

 (10)m. Sublease by and between Greater Unified Management Businesses, Inc. (d.b.a. as Logistics) and SJNB Financial Corp., dated January 15,1996, and as amended March 19, 1996, for premises at 95 South Market Street, San Jose CA is hereby incorporated by reference to Exhibit (10) s. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended June 30, 1996.

  (27)    Financial Data Schedule.

        * Indicates management contract or compensation plan or arrangement.

   (b)    Reports on Form 8-K

          No reports on Form 8-K were filed during the first quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SJNB FINANCIAL CORP.
                                  (Registrant)



Date:  May 14, 1998          S/J. R. Kenny
                             -----------------------------
                             James R. Kenny
                             President and
                             Chief Executive Officer



Date: May 14, 1998           S/E. E. Blakeslee
                             ----------------------------
                             Eugene E. Blakeslee
                             Executive Vice President and
                             Chief Financial Officer (Chief Accounting Officer)