Form 10-K/A
period 1997-12-31
SJNB FINANCIAL CORP
filed 1998-06-30
CIK 721161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K/A
                              AMENDMENT NO. 1 to:

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

For the Transition period from __________ to ___________

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

Securities registered pursuant to Section 12(b)of the Exchange Act: NONE

Securities registered pursuant to Section 12(g)of the Exchange Act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on a market value of $40.00 per share (the closing price of the Common Stock, as of June 24, 1998) was $78,542,136.

Number of shares of common stock outstanding as of June 24, 1998: 2,470,500 shares.

                      Documents incorporated by reference:

Meeting  of   Shareholders   (to  be  filed  pursuant  to  Regulation  14A)  are
incorporated by reference into Part III of this Report.

SJNB Financial Corp. ("the Corporation") hereby files its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for the years ended December 31, 1997, 1996 and 1995, and for the first second and third quarters of 1996 and 1997. The Amendment is a result of the Corporation's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."


Accordingly, the undersigned registrant hereby files the following exhibits as set forth in the pages attached hereto:

         Exhibit 27 Financial Data Schedule Restated for the Years ended December 31,1997, December 31, 1996 and December 31, 1995.

         Exhibit 27.1 Financial Data Schedule Restated for the periods ended March 31, 1996, June 30, 1996 and September 30, 1996.

         Exhibit 27.2 Financial Data Schedule Restated for the periods ended March 31, 1997, June 30, 1997 and September 30, 1997.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 29, 1998                             SJNB Financial Corp.

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

S/J.R. Kenny
James R. Kenny
President, Chief Executive Officer
and Director
June 29, 1998

S/E.E. Blakeslee
Eugene E. Blakeslee
Executive Vice President and
Chief Financial Officer and
Chief Accounting Officer
June 29, 1998

S/R.S. Akamine
Ray S. Akamine, Director
June 29, 1998

S/R.A. Archer
Robert A. Archer
Chairman and Director
June 29, 1998

S/A.V. Bruno
Albert V. Bruno, Director
June 29, 1998

S/R. Diridon
Rod Diridon, Director
June 29, 1998

S/F.J. Gorry
F. Jack Gorry, Director
June 29, 1998

S/A.K. Lund
Arthur K. Lund, Director
June 29, 1998

S/L. Oneal
Louis Oneal, Director
June 29, 1998

S/D. Rubino
Diane Rubino, Director
June 29, 1998

S/D.L. Shen
Douglas L. Shen, Director
June 29, 1998

S/G.S. Vandeweghe
Gary S. Vandeweghe, Director
June 29, 1998