Form 10-Q
period 1998-06-30
SJNB FINANCIAL CORP
filed 1998-08-14
CIK 721161

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________to___________

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

                                 (408) 947-7562
              (Registrant's telephone number, including area code)

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed, since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,464,261 shares of common stock outstanding as of August 10, 1998.

PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1.- FINANCIAL STATEMENTS
------

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Balance Sheets                              3

         Condensed Consolidated Statements of Operations                    4

         Condensed Consolidated Statements of Shareholders' Equity          5

         Condensed Consolidated Statements of Cash Flows                    6

         Notes to Unaudited Condensed Consolidated Financial Statements     8


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   9
------    RESULTS OF OPERATIONS


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       26
------


PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                                 27
------

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         27
------

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                   27
------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               27
------

Item 5.  OTHER INFORMATION                                                 28
------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  28
------

SIGNATURES                                                                 30

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                        (dollars and shares in thousands)
                                   (Unaudited)

                                                                                     June 30,       December 31,
                                     Assets                                            1998             1997
--------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                                $21,029          $22,825
Money market investments                                                                18,243            2,700
Investment securities:
  Available for sale                                                                    45,503           48,305
  Held to maturity (Fair value: $12,426 at June 30, 1998
    and $13,843 at December 31, 1997)                                                   12,338           13,737
--------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                        57,841           62,042
--------------------------------------------------------------------------------------------------------------------
Loans                                                                                  236,282          228,972
Allowance for possible loan losses                                                      (4,540)          (4,493)
--------------------------------------------------------------------------------------------------------------------
  Loans, net                                                                           231,742          224,479
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                              3,824            3,916
Accrued interest receivable and other assets                                             5,634            5,202
Intangibles, net of accumulated amortization of $1,925 at
  June 30, 1998 and $1,707 at December 31, 1997                                          4,296            3,755
--------------------------------------------------------------------------------------------------------------------
     Total                                                                            $342,609         $324,919
====================================================================================================================

                      Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                                  $75,269          $78,437
  Interest-bearing                                                                     222,909          191,908
--------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                    298,178          270,345
--------------------------------------------------------------------------------------------------------------------
Other short-term borrowings                                                              5,000           16,000
Accrued interest payable and other liabilities                                           5,683            5,415
--------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                 308,861          291,760
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares; issued and outstanding,
     2,471 shares at June 30, 1998
     and 2,493 shares at December 31, 1997                                              17,174           18,800
  Retained earnings                                                                     16,470           14,254
  Accumulated other comprehensive income                                                   104              105
--------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                         33,748           33,159
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                            ----             ----
--------------------------------------------------------------------------------------------------------------------
     Total                                                                            $342,609         $324,919
====================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.


                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                     Quarter ended            Six months ended
                                                                       June 30,                   June 30,
                                                               ----------------------------------------------------
                                                                   1998         1997         1998         1997
-------------------------------------------------------------------------------------------------------------------

Interest income:
  Interest and fees on loans                                       $6,040       $5,721      $12,155      $10,795
  Interest on money market investments                                275          114          395          393
  Interest and dividends on investment securities available for sale  757          738        1,514        1,475
  Interest on investment securities held to maturity                  190          244          380          488
  Other, net                                                           (3)          (3)          (5)          (5)
-------------------------------------------------------------------------------------------------------------------
    Total interest income                                           7,259        6,814       14,439       13,146
-------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit over $100                                 822          786        1,501        1,472
    Other                                                           1,417        1,393        2,953        2,831
-------------------------------------------------------------------------------------------------------------------
    Total interest expense                                          2,239        2,179        4,454        4,303
-------------------------------------------------------------------------------------------------------------------
    Net interest income                                             5,020        4,635        9,985        8,843
-------------------------------------------------------------------------------------------------------------------
Provision for possible loan losses                                   ----          180         ----          180
-------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                                         5,020        4,455        9,985        8,663
-------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                         151          147          312          281
  Other operating income                                              100          115          223          249
  Net loss on securities available for sale                          ----          (41)          (8)         (41)
--------------------------------------------------------------------------------------------------------------------
     Total other income                                               251          221          527          489
-------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                             1,710        1,451        3,330        2,862
  Occupancy and equipment                                             182          158          349          338
  Other                                                               839          917        1,831        1,713
-------------------------------------------------------------------------------------------------------------------
     Total other expenses                                           2,731        2,526        5,510        4,913
-------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                     2,540        2,150        5,002        4,239
Income taxes                                                        1,059          908        2,086        1,792
-------------------------------------------------------------------------------------------------------------------
     Net income                                                    $1,481       $1,242       $2,916       $2,447
===================================================================================================================

Net income per share - basic                                        $0.59        $0.50        $1.16        $0.97
===================================================================================================================
Net income per share - diluted                                      $0.56        $0.48        $1.10        $0.93
===================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                             (dollars in thousands)
                                   (Unaudited)


                                                                                           Net Unrealized
                                                                                             Gain (Loss)    Total
                                                                                            on Securities   Share-
                                                                         Common  Retained    Available     holders'
Six months ended June 30, 1997                                 Shares    Stock   Earnings    for Sale       Equity
---------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1996                                    2,571   $20,880     $10,263       $62        $31,205
                                                                                                           ---------
Net income                                                                           2,447                    2,447
Other comprehensive income - Unrealized loss
   on securities held for sale, net                                                              (44)           (44)
                                                                                                           ---------
Comprehensive income                                                                                          2,403
                                                                                                           ---------
Common stock repurchased                                         (95)   (2,319)                              (2,319)
Stock options exercised                                           14        83                                   83
Cash dividends                                                                        (527)                    (527)
---------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1997                                        2,490   $18,644     $12,183       $18        $30,845
=====================================================================================================================

Six months ended June 30, 1998
---------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                                    2,493   $18,800     $14,254      $105        $33,159
                                                                                                          -----------
Net income                                                                           2,916                    2,916
Other comprehensive income - Unrealized gains
   on securities held for sale, net                                                               (1)            (1)
                                                                                                          -----------
Comprehensive income                                                                                          2,915
                                                                                                          -----------
Common stock repurchased                                         (64)   (2,614)                              (2,614)
Issuance of common stock for purchase of Epic Funding, Corp.      12       501
Stock options exercised                                           30       487                                  487
Cash dividends                                                                        (700)                    (700)
---------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1998                                        2,471   $17,174     $16,470      $104        $33,247
=====================================================================================================================


                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                                                                  Six months ended
                                                                                                       June 30,

                                                                                          ----------------------------
                                                                                                 1998           1997
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net income                                                                                    $2,916         $2,447
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                                                          ----            180
      Depreciation and amortization                                                                270            258
      Amortization on intangibles                                                                  218            235
      Net loss on securities available for sale                                                      7             41
      Net gain on sale of other real estate owned                                                 ----           (41)
      Amortization of premium on investment securities, net                                       (19)           (17)
      Increase in deferred tax benefit                                                            ----        (1,535)
      Increase in intangibles assets                                                              (80)           ----
      Increase in accrued interest receivable and other assets                                   (333)          (172)
      Increase in accrued interest payable and other liabilities                                    37          2,519
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                              3,016          3,915
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of securities available for sale                                           11,820          9,897
  Maturities of securities held to maturity                                                      2,200          1,000
  Purchase of securities available for sale                                                    (9,011)       (10,699)
  Purchase of securities held to maturity                                                        (798)          (598)
  Proceeds from the sale of other real estate owned                                                ----            191
  Loans, net                                                                                   (7,115)       (19,538)
  Capital expenditures                                                                           (165)          (344)
  Acquisition of Epic Funding, Corp. - cash portion                                                             (206)           ----
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                (3,275)       (20,091)
----------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                                 27,833         29,345
  Other short-term borrowings                                                                 (11,000)       (25,391)
  Cash dividends                                                                                 (700)          (526)
  Stock buyback                                                                                (2,614)        (2,319)
  Proceeds from stock options exercised                                                            487             83
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                             14,006          1,192
----------------------------------------------------------------------------------------------------------------------
          Net increase in cash and equivalents                                                  13,747       (14,984)
Cash and equivalents at beginning of year                                                       25,525         40,008
----------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                          $39,272        $25,024
======================================================================================================================
Other cash flow information:
  Interest paid                                                                                 $4,573         $4,214
                                                                                          ============================
  Income taxes paid                                                                              2,025            375
======================================================================================================================
Noncash transactions:
  Unrealized gain (loss) on securities available for sale, net of tax                             $(1)            $44
======================================================================================================================
  Purchase of Epic Funding Corp.:
    Leases                                                                                        $149           ----
    Other assets                                                                                   789           ----
----------------------------------------------------------------------------------------------------------------------
       Total assets acquired                                                                       938           ----
    Cash paid and expenses incurred                                                               (206)          ----
    Liabilities assumed:
      Other liabilities                                                                            231           ----
----------------------------------------------------------------------------------------------------------------------
        Total liabilities assumed                                                                  231           ----
----------------------------------------------------------------------------------------------------------------------
Common stock issued, net of registration costs                                                    $501           ----
======================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
             Notes to Unaudited Condensed Consolidated Financial Statements

Note A     Unaudited Condensed Consolidated Financial Statements

           The unaudited consolidated financial statements of SJNB Financial Corp. (the "Company") and its subsidiary, San Jose National Bank and its subsidiary Epic Funding Corp. (which was acquired on May 22,
           1998), are prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods have been included and are normal and recurring. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year.

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

Note B     Net Income Per Share of Common Stock

           The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows (in thousands, except per share amounts):



                                                   Quarter ended                         Quarter ended
                                                   June 30, 1998                         June 30, 1997
---------------------------------------------------------------------------------------------------------------------
                                                 Net                 Per Share       Net                  Per Share
                                               Income       Shares    Amounts      Income      Shares      Amounts
--------------------------------------------------------------------------------------------------------------------
 Net income and basic EPS                       $1,481      2,504      $0.59        $1,242     2,494        $0.50
                                                                  =============                        ==============
Effect of stock option dilutive shares                        158                                116
                                        --------------------------              -----------------------
Diluted earnings per share                      $1,481      2,662      $0.56        $1,242     2,610        $0.48
                                        ============================================================================

                                                  Six months ended                      Six months ended
                                                   June 30, 1998                         June 30, 1997
--------------------------------------------------------------------------------------------------------------------
                                                Net                   Per Share        Net                Per Share
                                              Income       Shares      Amounts       Income    Shares      Amounts
--------------------------------------------------------------------------------------------------------------------
Net income and basic EPS                       $2,916        2,505       $1.16      $2,447     2,527        $0.97
                                                                    ============                       =============
Effect of stock option dilutive shares                         150                               112
                                        ----------------------------            -----------------------
Diluted earnings per share                     $2,916        2,655       $1.10      $2,447     2,639        $0.93
                                        ============================================================================

Note C     Other Recent Accounting Pronouncements

           In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders.

           In February 1998, the FASB issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 changes disclosure only on applicable defined benefit pension or postretirement plans, of which the Company has none. The Company does not believe SFAS No. 132 will have any impact on its consolidated financial statements.

           In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this Statement on January 1, 2000. The Company will begin evaluating the impact of its adoption on the Company's consolidated financial statements. Currently, the Statement would not have a significant effect on the consolidated financial position or its consolidated statement of operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank and subsidiary ("SJNB" and the "Bank"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 1998 and 1997 and the liquidity and financial condition of the Company and SJNB as of June 30, 1998 and December 31, 1997.

All dollar amounts in the text in Item 2 are in thousands, except per share amounts or as otherwise indicated.

This Quarterly Report on Form 10-Q includes forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements (which do not involve the historical or financial statement information herein) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County and in the semiconductor or other high tech type industries; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; risks associated with the Year 2000; and changes in the securities markets. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Current Developments

On May 22, 1998 SJNB acquired all of the stock of a private company, Epic Funding Corporation, pursuant to a definitive agreement dated as of April 13, 1998. In connection with the acquisition, which was structured as a tax-free reorganization, SJNB issued 12,223 shares of its common stock and paid $110,000 to Epic's shareholder in exchange for all of Epic's outstanding stock. Total purchase price was $611, while Epic's net equity was $28; goodwill amounted to $759 including certain expenses of the transaction. Epic, provides direct and vendor lease programs and accounts receivable financing to manufacturers and equipment users throughout California and across parts of the United States. Epic is a wholly-owned subsidiary of the Bank. Epic's office is located in Danville, California; together with a small de novo branch at the same facility which was opened on July 1, 1998. Management believes the acquisition of Epic and the new branch will not have a significant impact on the results of operations of SJNB for the year ending December 31, 1998.

On April 22, 1998, the Company announced that the Board of Directors approved the repurchase of up to $3.5 million of Company's common stock. To date the Company has repurchased 72,300 shares for a total of $2.9 million.


Year 2000

The "Year 2000 issue" relates to the fact that many computer programs use only two digits to represent a year, such as "98" to represent "1998," which means that in the year 2000 such programs could incorrectly treat the year 2000 as the year 1900. This issue has grown in importance as the use of computers and microchips has become more pervasive throughout the economy, and interdependencies between systems have multiplied. The issue must be recognized as a business problem, rather than simply a computer problem, because of the way its effects could ripple through the economy. The Company could be affected either directly or indirectly by the Year 2000 issue. This could happen if any of its critical computer systems or equipment containing embedded logic fail, if the local infrastructure (electric power, phone system, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are significantly impacted by their internal systems or their customers or suppliers.

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan designed to resolve the issue. The Company is using both internal and external resources to attempt to identify, correct or replace, and test its systems for the Year 2000 compliance. Management anticipates that initial testing of critical systems should be completed by December 31, 1998. If some or the Bank's systems fail initial tests, the Bank intends to take corrective action and complete secondary testing by June 30, 1999. The Company converted to its existing core processing system (a critical system handling the accounting for its loans, deposit accounts and general ledger) in November, 1997. The vendor of this system has represented to the Company that the system is Year 2000 compliant.

The Company has developed contingency plans for its software systems, should they not successfully pass the Company's Year 2000 testing. Generally this involves the identification of an alternate vendor or expected actions the Company could take, as well as the establishment of a trigger date to implement the contingency plan. The Company intends to develop, in accordance with regulatory guidelines, further contingency plans to address potential business disruptions resulting from Year 2000 issues, however, this process is not expected to be completed until December 31, 1998.

The Company presently believes that, with modifications to existing software and/or the conversion to new software which is Year 2000 compliant and in reliance upon representations of Year 2000 readiness from significant vendors and customers, the Year 2000 issue should not pose significant operational risks for the Company's computer systems as so modified and converted. However, other significant risks relating to the Year 2000 problem are that of the unknown impact of this problem on the operations of the Bank's customers and significant vendors, the impact of catastrophic infrastructure issues such as power, heat and light on the economy and future actions which banking or securities regulators may take.

The Bank is making efforts to ensure that its customer base is aware of the Year 2000 problem. In addition to seminars for and mailings to its customer base, the Bank amended its Credit Policy and credit authorization documentation to include consideration regarding the Year 2000 problem. Significant customer relationships have been identified, and such customers are being contacted by the Bank's account officers to determine whether they are aware of Year 2000 risks and whether they are taking preparatory actions. An initial assessment of these customers is expected to be completed by September 30, 1998. The Bank intends to take follow-up action based on the results of this assessment. It is not possible to predict the effect of this problem on the economic viability of its customers and the related adverse impact it may have on SJNB's financial position and results of operations, including the level of the Bank's provision for possible loan losses in future periods.

The Company has also attempted to contact major vendors and suppliers of non-software products and services including those products utilizing embedded technology, to determine the Year 2000 readiness of such organizations and/or the products and services which the Company purchases from such organizations. The company is monitoring reports provided by such vendors regarding their preparations for Year 2000. This is an ongoing process, and the company intends to focus more attention on such suppliers in the latter half of 1998.

The Company is expensing all period costs associated with the Year 2000 problem. To date, the amount of such expense has been $53,000. Management estimates that the Bank will incur approximately an additional $150,000 in Year 2000 related expenses for the identification, correction and reprogramming, and testing of systems for Year 2000 compliance during the last six months of 1998 and 1999. There can be no assurance that these expenses will not increase as further testing and assessment of vendor and customer readiness for the Year 2000 continues.

Federal banking regulators have responsibility for supervision and examination of banks to determine whether each institution has an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing and coordinating Year 2000 processing and coordinating Year 2000 processing capabilities with its customers, vendors and payment system partners. Examiners are also required to assess the soundness of an institution's internal controls and to identify whether further corrective action may be necessary to assure an appropriate level of attention to Year 2000 processing capabilities. Management believes it is currently in compliance with the federal bank regulatory guidelines and timetables.


Selected Financial Data

The following presents selected financial data and ratios as of and for the three and six months ended June 30, 1998 and 1997:

SELECTED FINANCIAL DATA AND RATIOS
---------------------------------------------------------------------------------------------------------------------
                                                                   For the quarters          For the six months
                                                                    ended June 30,             ended June 30,
                                                               -----------------------------------------------------
SELECTED ANNUALIZED OPERATING RATIOS:                               1998          1997         1998          1997
--------------------------------------------------------------------------------------------------------------------
Return on average equity                                            17.33%       16.54%       17.30%        16.19%
Return on average tangible equity                                   20.99        21.10        20.92         20.71
Return on average assets                                             1.79         1.60         1.79          1.60
Net chargeoffs (recoveries) to average loans                          .01          .23         (.04)          .11
Average equity to average assets                                    10.31         9.66        10.35          9.89
Average tangible equity to average tangible assets                   9.26         8.41         9.31          8.60

PER SHARE DATA:
Net income per share - basic                                        $0.59        $0.50        $1.16         $0.97
Net income per share - diluted                                        .56          .48         1.10           .93
Net income per share - (core) - diluted (1)                           .60          .52         1.18          1.02
Dividends per share (2)                                               .14         ----          .28           .21
====================================================================================================================

                                                               At June 30,   At June 30,   At December 31,
SHAREHOLDERS' EQUITY                                               1998          1997           1997
-------------------------------------------------------------------------------------------------------------
Shareholders' equity per share                                     $13.66       $12.39         $13.30
Tangible equity per share                                           11.92        10.69          11.80

SELECTED FINANCIAL POSITION RATIOS:
-------------------------------------------------------------------------------------------------------------
Leverage capital ratio                                               8.90%        8.62%          9.07%
Total risk based capital ratio                                      12.07        11.87          12.53
Nonperforming loans to total loans                                    .28          .70            .19
Nonperforming assets to total assets                                  .19          .58            .13
Allowance for possible loan losses to total loans                    1.92         1.87           1.96
Allowance for possible loan losses
  to nonperforming loans                                              681          266           1,060
Allowance for possible loan losses
 to nonperforming assets                                              681          222           1,060
=============================================================================================================

(1) Excludes after-tax effect of goodwill and core deposit intangible amortization.
(2) Effective with the first quarter of 1998, the Company commenced a policy of paying quarterly cash dividends to its shareholders; previously semi-annual dividends were paid.



Summary of Financial Results

The Company reported net income of $1,481 or $.56 per share - diluted for the quarter ended June 30, 1998, compared with net income of $1,242 or $.48 per share - diluted for the second quarter of 1997. The improvement in earnings is due primarily to an increase in net interest income due to growth in volume.

For the six months ended June 30, 1998, net income was $2,916 or $1.10 per share
- diluted compared with net income of $2,447 or $.93 per share - diluted in 1997. The improvement is due primarily to an increase in net interest income due to the growth in volume.

Net Interest Income

Net interest income for the quarter ended June 30, 1998 increased $385 as compared to the same quarter a year ago. The Bank's average earning assets for the same period increased by $25 million, primarily as the result of significant growth in the Bank's loan portfolio and other short-term investments.

Net interest margin for the second quarter of 1998 was 6.53% as compared to 6.56% for the same quarter in 1997. This slight decrease was primarily related to the decrease in the cost of funds and the loan to deposit ratio.

Net interest margin for the first six months of 1998 was 6.64% as compared to 6.37% for the same period in 1997. This increase was primarily related to a decline in the cost of funds and an increase in the average loan to deposit ratio from 78% in 1997 to 81% for the six months in 1998; and collection of a $107 prepayment fee in March 1998 relating to a fixed rate loan which was repaid prior to its contractual maturity.

Economic conditions in Northern California have remained strong in the first half of 1998, although, there are indications that this economic strength could be threatened by the problems in Asia, slow-down in demand for semi-conductors and other technology products, the tightening of a skilled labor force and the potential for the real estate market to slowdown. In addition, the competitive environment within the Bank's marketplace continues to be aggressive and the competition between lenders for additional loan growth has caused more competitive pricing.

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

The following tables shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three and six months ended June 30, 1998 and 1997.


AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)
                                                                        Quarter ended June 30,
                                                   -----------------------------------------------------------------
                                                                   1998                           1997
--------------------------------------------------------------------------------------------------------------------
                                                       Average              Average     Average             Average
Assets                                                 Balance    Interest  Yield (1)   Balance   Interest  Yield (1)
--------------------------------------------------------------------------------------------------------------------

Interest earning assets:
  Loans, net (2)                                       $227,171    $6,040     10.66%    $213,050    $5,721   10.77%
  Securities available for sale (3)                      49,914       757      6.08       47,669       738    6.21
  Securities held to maturity:
    Taxable (4)                                           9,502       148      6.25       12,422       211    6.81
    Nontaxable (5)                                        3,773        70      7.44        2,765        55    7.98
  Money market investments                               19,791       275      5.57        8,857       114    5.16
Interest rate hedging instruments                          ----        (3)     ----         ----        (3)    ----
---------------------------------------------------------------------------          ---------------------
      Total interest-earning assets                     310,151     7,287     9.42      284,763     6,836    9.63
---------------------------------------------------------------------------          ---------------------
Allowance for possible loan losses                       (4,622)                         (4,123)
Cash and due from banks                                  13,790                          18,292
Other assets                                              9,360                           8,527
Core deposit intangibles and
  goodwill, net                                           3,867                           4,274
-----------------------------------------------------------------                    -----------
      Total                                            $332,546                        $311,733
=================================================================                    ===========
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                             $50,657       332     2.63      $44,650       274    2.46
    Money market and savings                             97,520       842     3.46       89,822       807    3.60
    Certificates of deposit:
      Less than $100                                     13,821       178     5.17       15,504       199    5.15
      $100 or more                                       60,843       822     5.42       57,497       786    5.48
---------------------------------------------------------------------------          ---------------------
       Total certificates of deposits                    74,664     1,000     5.37       73,001       985    5.41
---------------------------------------------------------------------------          ---------------------
Other borrowings                                          4,022        65     6.48        7,414       113    6.11
---------------------------------------------------------------------------          ---------------------
       Total interest-bearing liabilities               226,863     2,239     3.96      214,887     2,179    4.07
---------------------------------------------------------------------------          ---------------------
Noninterest-bearing demand                               66,063                          61,173
Accrued interest payable and
  other liabilities                                       5,326                           5,555
-----------------------------------------------------------------                    -----------
      Total liabilities                                 298,252                         281,615
-----------------------------------------------------------------                    -----------
Shareholders' equity                                     34,294                          30,118
-----------------------------------------------------------------                    -----------
       Total                                           $332,546                        $311,733
=================================================================----------          ===========----------
Net interest income and margin (6)                                 $5,048     6.53%                $4,657    6.56%
===================================================              ====================           ====================

 (1)  Rates are presented on an annualized basis.
 (2) Includes loan fees of $356 for 1998, and $244 for 1997. Nonperforming loans have been included in average loan balances.
 (3) Includes dividend income of $35 and $54 received in 1998 and 1997. (4) Includes dividend income of $8 received in 1998and 1997.
 (5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($28 in 1998 and $22 in 1997). (6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.


AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)                                                         Six months ended June 30,
                                                  ------------------------------------------------------------------
                                                                   1998                            1997
--------------------------------------------------------------------------------------------------------------------
                                                       Average               Average    Average              Average
Assets                                                 Balance    Interest  Yield (1)   Balance   Interest  Yield (1)
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:

  Loans, net (2)                                      $227,789    $12,155   10.76%    $203,855    $10,795   10.68%
  Securities available for sale (3)                     49,565      1,514    6.16       47,760      1,475    6.23
  Securities held to maturity:
    Taxable (4)                                          9,587        296    6.23       12,434        423    6.86
    Nontaxable (5)                                       3,617        140    7.81        2,699        108    8.07
  Money market investments                              14,426        395    5.52       14,738        393    5.38
Interest rate hedging instruments                         ----         (5)   ----           ----         (5) ----
--------------------------------------------------------------------------          ----------------------
      Total interest-earning assets                    304,984     14,495    9.58      281,486     13,189    9.45
--------------------------------------------------------------------------          ----------------------
Allowance for possible loan losses                      (4,575)                         (4,067)
Cash and due from banks                                 14,881                          18,692
Other assets                                             9,352                           7,736
Core deposit intangibles and
  goodwill, net                                          3,778                           4,336
----------------------------------------------------------------                    ------------                    ============
      Total                                           $328,420                        $308,183
================================================================                    ============
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                            $48,986        628    2.59      $43,801        561    2.58
    Money market and savings                            96,908      1,740    3.62       84,447      1,512    3.61
    Certificates of deposit:
      Less than $100                                    14,083        361    5.17       15,502        404    5.26
      $100 or more                                      55,348      1,501    5.47       53,511      1,472    5.55
--------------------------------------------------------------------------          ----------------------
        Total certificates of deposits                  69,431      1,862    5.41       69,013      1,876    5.48
--------------------------------------------------------------------------          ----------------------
Other borrowings                                         7,334        224    6.16       12,029        354    5.93
--------------------------------------------------------------------------          ----------------------
       Total interest-bearing liabilities              222,659      4,454    4.03      209,290      4,303    4.15
--------------------------------------------------------------------------          ----------------------
Noninterest-bearing demand                              66,537                          64,143
Accrued interest payable and
  other liabilities                                      5,238                           4,285
----------------------------------------------------------------                    ------------
      Total liabilities                                294,434                         277,718
----------------------------------------------------------------                    ------------
Shareholders' equity                                    33,986                          30,465
----------------------------------------------------------------                    ------------
       Total                                          $328,420                        $308,183
================================================================----------          ============----------
Net interest income and margin (6)                                $10,041    6.64%                 $8,886    6.37%
==================================================              ====================            ====================

 (1) Rates are presented on an annualized basis.
 (2) Includes loan fees of $627 for 1998, and $492 for 1997. Nonperforming loans have been included in average loan balances.
 (3) Includes dividend income of $79 and $112 received in 1998 and 1997.
 (4) Includes dividend income of $16 received in 1998 and 1997.
 (5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($56 in 1998 and $43 in 1997). (6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.


Provision for Possible Loan Losses

The level of the allowance for possible loan losses and the related provision, if any, reflect management's judgment as to the inherent risk of loss associated with the loan and lease portfolios as of June 30, 1998 and 1997 based on information available to management as of said dates. Based on management's evaluation of such risks, no additions were made to the allowance for possible loan losses for the six months ended June 30, 1998. An addition of $180 was made in the second quarter of 1997. See "Loan Portfolio."

Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the three and six month periods ended June 30, 1998 and 1997:



OTHER INCOME
(dollars in thousands)
                                              Quarter ended June 30,              Six months ended June 30,
                                         ---------------------------------------------------------------------------
                                              1998               1997                1998                1997
                                         Amount   Percent   Amount   Percent   Amount    Percent    Amount   Percent
--------------------------------------------------------------------------------------------------------------------

Depositor service charges                  $151    60.16%    $147     66.52%   $312      59.20%     $281     57.46%
Other operating income                      100    39.84      115     52.04     223      42.31       249     50.92
Net loss on securities available for sale  -----   -----      (41)   (18.55)     (8)     (1.52)      (41)    (8.38)
====================================================================================================================
    Total                                  $251   100.00%    $221    100.00%   $527     100.00%     $489    100.00%
====================================================================================================================

Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:


OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
                                       Quarter ended June 30,                   Six months ended June 30,
                                 ------------------------------------------------------------------------------------
                                        1998                  1997                  1998                  1997
                                  Amount   Percent(1)   Amount(2) Percent(1)  Amount   Percent(1)   Amount(2) Percent(1)
---------------------------------------------------------------------------------------------------------------------

Salaries and benefits            $1,710     2.06%     $1,470      1.88%      $3,330     2.03%     $2,898      1.88%
Data processing                     136      .16         105      .13          325      .20         208       .13
Amortization of core deposit
  intangibles and goodwill          111      .13         118       .15          218      .13         236       .15
Furniture and equipment              99      .12          92       .12          188      .11         180       .12
Client services paid by bank         93      .11          82       .11          186      .11         163       .11
Business promotion                   85      .10          95       .12          169      .10         164       .11
Occupancy                            83      .10          61       .08          161      .10         145       .09
Legal and professional fees          65      .08         124       .16          144      .09         100       .06
Directors' & shareholders'           59      .07          91       .12          123      .07         175       .11
Advertising & marketing              45      .05          21       .03           91      .06          59       .04
Stationery and supplies              51      .06          46       .06           91      .06          93       .06
Regulators assessments               28      .03          27       .03           56      .03          53       .03
Loan and collection                   6      .01          32       .04           52      .03          46       .03
Net cost of foreclosed property     -----   -----        (44)     (.06)           1      .00         (50)     (.03)
Sundry losses                       (29)    (.03)         58       .07          (29)    (.02)        124       .08
Other                               189      .23         148       .19          404      .25         319       .21
---------------------------------------------------------------------------------------------------------------------
     Total                       $2,731     3.29%     $2,526      3.24%      $5,510     3.36%     $4,913      3.19%
=====================================================================================================================

(1) The percentages are calculated by annualizing the expenses and comparing that amount to the average assets for the respective three and six month periods ended June 30, 1998 and 1997.
(2) Certain amounts have been reclassified in 1997 to conform to the 1998 classifications.

Total other expenses for the second quarter of 1998 increased $205 from the same period a year ago, primarily as a result of increases in salaries and benefits (relating to increased salaries, incentives and costs), an increase in data processing expenses (relating to a November 1997 conversion to a new data processing system, greater technology costs and attention to the year 2000 issue), an increase in other expense due to employment fees and a significant recovery received in 1997 related to the cost of foreclosed property. These increases were offset by a decline in legal and professional and a reduction in sundry losses.

Total other expenses for the six months ended June 30, 1998 increased $597 from the same period a year ago, primarily as a result of the same items discussed above for the second quarter.

Income Tax Provision

The effective tax rate of 42% for the three months ended June 30, 1998 is affected by several items. The most significant are the amortization of intangibles, tax exempt income and the California Franchise Tax Enterprise Tax Zone Credit. The effective tax rate for the year ended December 31, 1997 was 42%.

Financial Condition and Earning Assets

Consolidated assets increased to $343 million at June 30, 1998 compared to $325 million at December 31, 1997. The increase related primarily to an increase in loans and money market investments and was funded principally by an increase in the Bank's core interest-bearing money market deposits and a growth in certificates of deposits of greater than $100. See "Funding."

Money Market Investments

Money market investments, which include federal funds sold, were $18.2 million at June 30, 1998 as compared to $2.7 million at December 31, 1997. This increase is related to the increase in the Bank's core interest-bearing money market deposits and a growth in certificates of deposits of greater than $100.

Securities

The following table shows the composition of the securities portfolio at June 30, 1998 and December 31, 1997. There were no issuers of securities (except U.S. Government Securities) for which the book value of securities of any issuer held by the Bank exceeded 10% of the Company's shareholders' equity.


SECURITIES PORTFOLIO
 (dollars in thousands)
                                                      June 30, 1998                        December 31, 1997
-----------------------------------------------------------------------------------------------------------------------
                                               Amortized     Unrealized   Market   Amortized    Unrealized   Market
                                                 Cost        Gain (Loss)   Value     Cost       Gain (Loss)  Value
--------------------------------------------------------------------------------------------------------------------

Securities available for sale:
  U. S. Treasury                                 $5,003          $44      $5,047     $5,001        $40      $5,041
  U. S. Government Agencies                      33,171          168      33,339     34,148        179      34,327
  Mortgage backed                                 4,401           81       4,482      5,097         74       5,171
  Mutual funds                                    2,767         (132)      2,635      3,898       (132)      3,766
--------------------------------------------------------------------------------------------------------------------
    Total available for sale                     45,342          161      45,503     48,144        161      48,305
--------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                                  1,000            7       1,007      1,992         16       2,008
  U. S. Government Agencies                       4,491           31       4,522      5,485         27       5,512
  State and municipal (nontaxable)                3,810           15       3,825      3,224         34       3,258
  Mortgage backed                                 2,519           34       2,553      2,518         29       2,547
--------------------------------------------------------------------------------------------------------------------
    Total held to maturity                       11,820           87      11,908     13,219        106      13,325
  Federal Reserve Bank Stock                        518          ----        518        518        ----        518
--------------------------------------------------------------------------------------------------------------------
    Total                                        12,338           87      12,426     13,737        106      13,843
--------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio     $57,680         $248     $57,928    $61,881       $267     $62,148
====================================================================================================================

Unrealized gains generally result from the impact of current market rates being less than those rates in effect at the time the Bank purchased the securities. The unrealized gain on securities available for sale as of June 30, 1998 was $161 as compared to an unrealized gain of $161 as of December 31, 1997. The Bank's weighted average maturity of the available for sale portfolio was approximately 1.73 years as of June 30, 1998. It is estimated by management that for each 1% change in interest rates the value of the Company's available for sale securities will change by 1.49%.


The unrealized gain on securities held to maturity was $87 as of June 30, 1998 as compared to an unrealized gain of $106 as of December 31, 1997. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 2.79 years as of June 30, 1998. It is estimated by management that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.87%.

The maturities and yields of the investment portfolio at June 30, 1998 are shown below:


MATURITY AND YIELDS OF INVESTMENT SECURITIES
-------------------------------------------------------------------------------------------------------------------------------
At  June 30, 1998
(dollars in thousands)
                                                Available for Sale                       Held to Maturity
                                     ---------------------------------------------------------------------------------
                                                                       FTE                                    FTE
                                           Amortized    Estimated    Average    Amortized    Estimated      Average
                                             Cost       Fair Value    Yield       Cost       Fair Value      Yield
                                     -------------------------------------------------------------------------------

U. S. Treasury:
  Within 1 year                             $2,998        $3,008      6.03%       $1,000       $1,007        6.38%
  After 1 year within 5 years                2,006         2,038      6.11         -----        -----         -----
                                     -------------------------------------------------------------------------------
    Totals                                   5,003         5,046      6.06         1,000        1,008        6.38
                                     -------------------------------------------------------------------------------
U.S. Government Agencies:
  Within 1 year                             16,000        16,030      6.02         2,992        3,002        5.87
  After 1 year within 5 years               17,171        17,309      6.02         1,499        1,520        6.41
                                     -------------------------------------------------------------------------------
    Totals                                  33,171        33,339      6.02         4,491        4,522        6.05
                                     -------------------------------------------------------------------------------
State and municipal:
  Within 1 year                              -----         -----     -----          749          751         7.41
  After 1 year within 5 years                -----         -----     -----        1,634        1,641         7.74
    After 10 years                           -----         -----     -----        1,426        1,433         6.97
                                                                                ----------------------------------------
    Totals                                   -----         -----     -----        3,809        3,825         7.39
                                                                                 ----------------------------------------
Mortgage backed
  After 1 year within 5 years                3,422         3,481     6.77         -----        -----        -----
  After 5 years within 10 years                978         1,001     6.71         2,519        2,553         7.90
                                     -------------------------------------------------------------------------------
    Totals                                   4,400         4,482     6.76         2,519        2,553         7.90
                                     -------------------------------------------------------------------------------
Mutual funds:
                                     ---------------------------------------
  Within 1 year                              2,767         2,635     4.92         -----        -----         -----
                                     ---------------------------------------
Other
  After 10 years                            -----          -----     -----          519          518         6.00
                                     -------------------------------------------------------------------------------
    Total investment securities             45,342       $45,503     6.03%      $12,338      $12,426         6.86%
                                                      =============================================================
Net unrealized gain on
  securities available for sale                161
                                     ----------------
    Total investment securities,
      net carrying value                   $45,503
                                     ================
(1)    Fully taxable equivalent.


Loan Portfolio

The following table provides a breakdown of the Company's consolidated loans by type of loan or borrower:


LOAN PORTFOLIO
(dollars in thousands)
                                                      June 30, 1998                       December 31, 1997
----------------------------------------------------------------------------------------------------------------------
                                                                  Percentage                          Percentage
                                                    Total          of Total              Total          of Total
                                                   Amount            Loans               Amount           Loans
--------------------------------------------------------------------------------------------------------------------

Commercial                                         $89,376            37.8%             $92,693          40.5%
Real estate construction                            26,706            11.3               17,818           7.8
Real estate-other                                   90,750            38.4               90,495          39.5
Consumer                                             9,661             4.1                9,042           3.9
Other                                               20,536             8.7               19,568           8.6
Unearned fee income                                   (747)            (.3)                (644)          (.3)
--------------------------------------------------------------------------------------------------------------------
  Total loans                                     $236,282           100.0%            $228,972         100.0%
====================================================================================================================

Consolidated loans increased to $236 million at June 30, 1998 from $229 million at December 31, 1997. The decline in commercial loans related to the sale of several of the Bank's commercial business customers and the competitive market place. The growth in real estate construction loans is due to the impact of the strong local economic conditions. The increase is primarily related to growth in construction of single family residences. Additionally the Bank has elected not to aggressively seek or renew loans where in management's opinion the Bank's the underwriting criteria is not satisfied; this has caused a slow down in loan production and an increase in payoffs when the Bank has not met competitive pressures.

Approximately 56% of the loan portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other, mortgage warehouse lines (1%, included in the Commercial category), real estate equity lines (2%, included in the Consumer category), and loans to real estate developers for short-term investment purposes (2%) and loans for real estate investments purposes made to non-developers (2%). The latter two types are included in the Other category. Approximately 38% of the loan portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at June 30, 1998. Approximately 85% of the commercial and real estate loan portfolio have floating interest rates which in management's opinion generally limits the exposure to interest rate risk on long-term loans.


COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)                                    Balances maturing              Interest Rate Sensitivity
-------------------------------------------------------------------------------------------------------------------

                                                                                           Predeter-
                               Balances at                    One year                     mined       Floating
                                 June 30,      One year        to five    Over five      interest      interest
                                   1998        or less          years       years          rates         rates
--------------------------------------------------------------------------------------------------------------------

Commercial                       $89,376        $56,330        $25,632      $7,414        $3,503       $85,873
====================================================================================================================
Real estate construction         $26,706        $25,267           $908        $530        $1,108       $25,597
====================================================================================================================
Real estate-other                $90,750        $13,471        $24,453     $52,825       $26,779       $63,970
====================================================================================================================

The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.). Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon, among other things, the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan is evaluated on the basis of whether or not it is impaired. For impaired loans, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach believed by management to measure the risk of possible future loan losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. The allowance for possible loan losses was approximately $4.5 million at June 30, 1998, or 1.92% of total loans outstanding. Based on information available as of the date of this report, management believes the allowance for possible loan losses, determined as described above, is adequate for potential losses foreseeable at June 30, 1998.

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

The following schedule provides an analysis of the allowance for possible loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (dollars in thousands)

                                                             Quarter ended         Six months ended      Year ended
                                                                June 30,               June 30,         December 31,
                                                        ------------------------------------------------------------
                                                              1998        1997      1998        1997         1997
--------------------------------------------------------------------------------------------------------------------

Balance, beginning of the period                            $4,543      $4,015    $4,493      $4,005       $4,005
Charge-offs by loan category:
  Commercial                                                   125         115       125         115          242
  Real estate-construction                                    ----          33      ----          33         ----
  Real estate-other                                           ----         ----     ----         ----          33
  Consumer                                                    ----         ----     ----         ----          13
--------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                          125         148       125         148          288
--------------------------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                                    54          29        72          35           67
  Real estate-other                                           ----        ----        32           4            4
  Consumer                                                      68        ----        68        ----         ----
--------------------------------------------------------------------------------------------------------------------
    Total recoveries                                           122          29       172          39           71
--------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                     3         119       (47)        109          217
--------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                  ----         180       ----        180          705
--------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                  $4,540      $4,076    $4,540      $4,076       $4,493
====================================================================================================================

Ratios:
Net charge-offs to average loans, annualized                  .01%        .23%       (.04)%     .10%         .10%
Allowance to total loans at the end of the period            1.92        1.87        1.92      1.87         1.96
Allowance to nonperforming loans at end of the period         681         266         681       266        1,060
====================================================================================================================

During the three and six months ended June 30, 1998 and 1997, there were $125 and $148 in charge-offs, respectively. Management does not believe there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed. The allowance for possible loan losses was 681% of nonperforming loans at June 30, 1998 compared to 1,060% at December 31, 1997. This decrease relates mainly to the modest increase in nonperforming loans described below.

Nonperforming Loans

Nonperforming loans consist of loans for which the accrual of interest has been suspended and other loans with principal or interest contractually past due 90 days or more are set forth in the following table:

NONPERFORMING LOANS
 (dollars in thousands)
                                                                               June 30,          December 31,
                                                                                 1998                1997
------------------------------------------------------------------------------------------------------------------

Loans accounted for on a non-accrual basis                                         $470              $360
Loans restructured and in compliance with modified terms                             48                63
Other loans with principal or interest contractually past
  due 90 days or more                                                               149                 1
-------------------------------------------------------------------------------------------------------------
    Total                                                                          $667              $424
=============================================================================================================

As of June 30, 1998, nonperforming loans consisted of ten loans.

Management conducts an ongoing evaluation and review of the loan portfolio in order to identify potential nonperforming loans. Management considers loans which are classified for regulatory purposes, loans which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of June 30, 1998, management has not identified any loans not included within the Nonperforming Loan table above with respect to which known information causes management to have serious doubts about the borrowers' abilities to comply with present repayment terms, such that the loans might subsequently be classified as nonperforming. Changes in general or local economic conditions or specific industry segments, rising interest rates, declines in real estate values, year 2000 processing problems and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing such loans.

Funding

The following table provides a breakdown of deposits by category as of the dates indicated:


DEPOSIT CATEGORIES
 (dollars in thousands)
                                               June 30, 1998                           December 31, 1997
--------------------------------------------------------------------------------------------------------------------
                                                            Percentage                                Percentage
                                         Total               of Total               Total              of Total
                                         Amount              Deposits               Amount             Deposits
--------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand              $75,269                25.2%               $78,437               29.0%
Interest-bearing demand                  55,869                18.7                 45,655               16.9
Money market and savings                 93,854                31.5                 82,619               30.6
Certificates of deposit:
  Less than $100                         12,729                 4.3                 15,207                5.6
  $100 or more                           60,457                20.3                 48,427               17.9
--------------------------------------------------------------------------------------------------------------------
    Total                              $298,178               100.0%              $270,345              100.0%
====================================================================================================================


Deposits as of June 30, 1998 were $298 million compared to $270 million at December 31, 1997. The most significant growth in deposits has occurred in the area of interest-bearing core deposits which increased approximately $21 million. Management believes this growth in interest-bearing core deposits has been due to unusual activity by several of the Bank's customers and to the business development efforts of the Bank's business development officers. Because of this high level of unusual activity, the Bank has maintained significant short-term liquidity. The growth in the certificates of deposit greater than $100 was due to activity of several significant customers. See "Liquidity."

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

To counter a portion of its asset sensitive interest rate position, the Bank entered into an interest rate "floor" in the amount of $10 million which expires in May 1999. The Bank has paid a fixed premium of $47 for which it will receive the amount of interest on $10 million based on the difference of 7% and prime when prime is less than 7%. This protects the Bank against decreases in its net income when the prime decreases to less than 7%. Settlement is done quarterly and the Bank records the impact of this hedge on an accrual basis.

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

The table below summarizes the various capital ratios of the Company at June 30, 1998 and December 31, 1997.


Risk-based and Leverage Capital Ratios
(dollars in thousands)
Company                                                         June 30, 1998                 December 31, 1997
-------

                                                      ---------------------------------------------------------------
Risk-based                                                 Amount           Ratio           Amount          Ratio
                                                      ---------------------------------------------------------------
Tier 1 capital                                              $29,216           10.82%          $29,167       11.28%
Tier 1 capital minimum requirement                           10,802            4.00            10,344        4.00
                                                      ---------------------------------------------------------------
  Excess                                                    $18,414            6.82%          $18,823        7.28%
                                                      ===============================================================
Total capital                                               $32,606           12.07%          $32,415       12.53%
Total capital minimum requirement                            21,604            8.00            20,689        8.00
                                                      ------------------------------------------------------------
  Excess                                                    $11,002            4.07%          $11,726        4.53%
                                                      ============================================================
Risk-adjusted assets                                       $270,050                          $258,608
                                                      ==================               ==================

Leverage
Tier 1 capital                                              $29,216            8.90%          $29,167        9.07%
Minimum leverage ratio requirement                           13,125            4.00            12,870        4.00
                                                      ------------------------------------------------------------
  Excess                                                    $16,091            4.90%          $16,297        5.07%
                                                      ============================================================
Average total assets                                       $328,118                          $321,747
                                                      ==================               ==================

Bank
Risk-based
Tier 1 capital                                              $28,707           10.63%          $28,879       11.17%
Tier 1 capital minimum requirement                           10,799            4.00            10,341        4.00
                                                      ------------------------------------------------------------
  Excess                                                    $17,908            6.63%          $18,538        7.17%
                                                      ------------------------------------------------------------
Total capital                                               $32,096           11.89%          $32,126       12.43%
Total capital minimum requirement                            21,598            8.00            20,683        8.00
                                                      ------------------------------------------------------------
  Excess                                                    $10,498            3.89%          $11,443        4.43%
                                                      ============================================================
Risk-adjusted assets                                       $269,976                          $258,533
                                                      ==================               ==================

Leverage
Tier 1 capital                                              $28,707            8.74%          $28,879        8.97%
Minimum leverage ratio requirement                           13,134            4.00            12,881        4.00
                                                     -------------------------------------------------------------
  Excess                                                    $15,573            4.74%          $15,998        4.97%
                                                      ============================================================
Average total assets                                       $328,351                          $322,014
                                                      ==================               ==================

On April 22, 1998, the Board of Directors approved the repurchase from time-to-time of up to $3.5 million of its common stock through open market or privately negotiated transactions. To date the Company has repurchased 72,300 shares for a total price of $2.9 million.

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

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks, short-term securities held to maturity, and securities available for sale less short-term borrowings. At June 30, 1998, consolidated net liquid assets totaled $92 million or 28% of consolidated total assets as compared to $62 million or 19% of consolidated total assets at December 31, 1997. The increase in the liquid assets is due to the growth of the deposits. See "Funding." In addition to the liquid asset portfolio, SJNB also has available $17 million in lines of credit with five major commercial banks, a collateralized repurchase agreement with a maximum limit of $30 million (of which approximately $5 million has been utilized at June 30, 1998), the guaranteed portion of the SBA loan portfolio of approximately $16 million, and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $4 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 20% of total deposits on June 30, 1998 and 18% at December 31, 1997.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On June 30, 1998, approximately 42% of total consolidated assets had maturities under one year and 82% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with a secondary source of liquidity. There are no material commitments for capital expenditures in 1998.


Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1997 or the six months of 1998.



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

The Company's balance sheet position at June 30, 1998 was asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. Management believes there has been no significant change in the Bank's market risk exposures disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. See "Summary of Financial Results - Net Interest Income."

                                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Neither the Company nor the Bank is a party to any material pending legal proceedings other than as previously disclosed. Material legal proceedings were reported in the Company's Form 10-K for the year ended December 31, 1997; and, as of the date of this report, there have been no material changes in said proceedings other than as noted below.

On June 30, 1998, the U. S. Bankruptcy Court dismissed San Jose National Bank from the Giannotta Properties, Inc. adversary proceedings upon the approval of Order Approving Compromise of Controversy. Such compromise released the Bank without any significant liability or contingencies.


Item 2.  Changes in Securities

Not applicable.


Item 3.  Defaults Upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Company on May 27, 1998 which meeting was adjourned and reconvened on June 27, 1998, 2,107,184 shares were represented. In the election of directors, the shareholders of the Company voted as follows:

                                         Number of               Number of
                                         Votes Cast                Votes
             Name                       For Nominee               Withheld
       ---------------                -------------              ----------
        Akamine, Ray S.                  2,056,467                 50,717
        Archer, Robert A.                2,037,703                 49,481
        Bruno, Albert V.                 2,057,626                 49,558
        Diridon, Rod                     2,035,881                 71,303
        Gorry, F. Jack                   2,057,428                 49,756
        Kenny, James R.                  2,057,703                 49,481
        Lund, Arthur K.                  2,045,150                 62,034
        Oneal, Louis                     2,057,013                 50,171
        Rubino, Diane                    2,057,703                 49,481
        Shen, Douglas L.                 2,056,329                 50,855
        Vandeweghe, Gary S.              2,057,389                 49,795


The shareholders approved the amendment of the 1996 Stock Option Plan to increase the authorized shares of common stock subject to the plan from 310,000 shares to 460,000 shares with 1,361,151 shares being voted for the approval, 374,895 shares being voted against, 35,064 shares abstained and broker non-votes of 337,984.

The shareholders approved the amendment of the Articles of Incorporation concerning the elimination of cumulative voting with 1,404,703 shares being voted for the approval, 273,871 shares being voted against,90,626 shares abstained and broker non-votes of 337,984.

The shareholders approved the amendment of the Articles on Incorporation restricting shareholder action by written consent with 1,420,384 shares being voted for the approval, 261,288 shares being voted against, 87,528 shares abstained and broker non-votes of 337,984.

In addition, the shareholders ratified the selection of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1998, with 2,087,216 shares being voted for the ratification, 12,173 shares being voted against and 7,795 shares abstained.


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

                  (3)c.      Amendment   to   the  Registrant's   bylaws  dated
                             January 27, 1998 are hereby incorporated by reference to Exhibit (3) c. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

                 *(10)a. The Registrant's 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit
                             4.1 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

                 *(10)b. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit
                             (10)f. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30,1995.

                 *(10)c. The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from
                             Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

                  *(10)d. The form of Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby by reference from Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

                  *(10)e. The Registrant's 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit
                             (10) i. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

                  *(10)f. Amendment No.1 to the 1992 Director Stock Option Plan is hereby incorporated by reference to Exhibit
                             (10)i. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30,1995.

                  *(10)g. The form of Stock Option Agreement being utilized under the 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit (10)j. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

                  *(10)h. The Registrant's Amended 1996 Stock Option Plan is incorporated by reference to exhibit 99.1 of the Registrant's Form S-8 filed July 1, 1998.

                  *(10)i. Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit
                             (10)m. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended June 30, 1996.

                  *(10)j. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10)n. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended June, 30 1996.

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


                 *(10)n.     The  Registrant's   1996  Stock  Option  Plan,  as
                             amended,  is  hereby incorporated by reference from
                             Exhibit 99.1 of the Registrant's Registration Statement on Form S-8, as filed on July 2, 1998


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

                                    SJNB FINANCIAL CORP.
                                    (Registrant)



Date:  August 12, 1998              S/J. Kenny
                                    James R. Kenny
                                    President and Chief Executive Officer



Date:  August 12, 1998              S/E. Blakeslee
                                    Eugene E. Blakeslee
                                    Executive Vice President and Chief Financial
                                    Officer (Chief Accounting Officer)