Form 10-Q
period 1998-09-30
SJNB FINANCIAL CORP
filed 1998-11-13
CIK 721161

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ---- OF 1934

                For the quarterly period ended September 30, 1998

                                       or

 [   ] TRANSITION REPORT PURSUANT TO  SECTION 13  OR  15(d) OF THE SECURITIES
 ----  EXCHANGE ACT OF 1934


           For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,460,771 shares of common stock outstanding as of November 3, 1998.

PART I - FINANCIAL INFORMATION
------------------------------

                                                                          Page
Item 1. - FINANCIAL STATEMENTS
------

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      Condensed Consolidated Balance Sheets                                  3

      Condensed Consolidated Statements of Operations                        4

      Condensed Consolidated Statements of Shareholders' Equity              5

      Condensed Consolidated Statements of Cash Flows                        6

      Notes to Unaudited Condensed Consolidated Financial Statements         8


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------
CONDITION AND RESULTS OF OPERATIONS                                          9


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
------
MARKET RISK                                                                 27


PART II - OTHER INFORMATION
---------------------------


Item 1.  LEGAL PROCEEDINGS
------                                                                      29

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          29
------

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                    29
------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                29
------

Item 5.  OTHER INFORMATION                                                  29
------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   29
------

SIGNATURES                                                                  32

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                  (Unaudited)


                                                                                    September 30,         December 31,
                                     Assets                                              1998                 1997
----------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                                    $19,552              $22,825
Money market investments                                                                     8,796                2,700
Investment securities:
  Available for sale                                                                        46,863               48,305
  Held to maturity (Fair value: $11,687 at September 30, 1998
    and $13,843 at December 31, 1997)                                                       11,492               13,737
----------------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                            58,355               62,042
----------------------------------------------------------------------------------------------------------------------------
Loans                                                                                      246,653              228,972
Allowance for possible loan losses                                                          (4,702)              (4,493)
----------------------------------------------------------------------------------------------------------------------------
  Loans, net                                                                               241,951              224,479
----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                  3,864                3,916
Accrued interest receivable and other assets                                                 6,247                5,202
Intangibles, net of accumulated amortization of $2,044 at
   September 30, 1998 and $1,707 at December 31, 1997                                        4,188                3,755
----------------------------------------------------------------------------------------------------------------------------
     Total                                                                                $342,953             $324,919
============================================================================================================================

                      Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                                      $78,042              $78,437
   Interest-bearing                                                                        224,121              191,908
----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                        302,163              270,345
----------------------------------------------------------------------------------------------------------------------------
Other short-term borrowings                                                                   ----               16,000
Accrued interest payable and other liabilities                                               6,238                5,415
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                     308,401              291,760
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares; issued and outstanding,
     2,460 shares at September 30, 1998
     and 2,493 shares at December 31, 1997                                                  16,688               18,800
  Retained earnings                                                                         17,450               14,254
  Accumulated other comprehensive income                                                       414                  105
----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                             34,552               33,159
----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                 ----                 ----
----------------------------------------------------------------------------------------------------------------------------
     Total                                                                                $342,953             $324,919
============================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                          Quarter ended              Nine months ended
                                                                          September 30,                September 30,
                                                                  ----------------------------------------------------------
                                                                       1998          1997           1998          1997
----------------------------------------------------------------------------------------------------------------------------

Interest income:
  Interest and fees on loans                                          $6,249         $5,776       $18,404        $16,571
  Interest on money market investments                                   428             82           823            475
  Interest and dividends on investment securities available for          658            758         2,172          2,233
sale
  Interest on investment securities held to maturity                     171            232           551            720
  Other interest and investment income                                    (2)            (2)           (7)            (7)
----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                              7,504          6,846        21,943         19,992
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit over $100                                    863            759         2,364          2,231
    Other                                                              1,522          1,412         4,475          4,243
----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                             2,385          2,171         6,839          6,474
----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                5,119          4,675        15,104         13,518
----------------------------------------------------------------------------------------------------------------------------
Provision for possible loan losses                                       150            215           150            395
----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan losses                                            4,969          4,460        14,954         13,123
----------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                            149            156           461            437
  Other operating income                                                 101             91           324            340
  Net loss on securities available for sale                             ----           ----            (8)           (41)
----------------------------------------------------------------------------------------------------------------------------
     Total other income                                                  250            247           777            736
----------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                1,679          1,438         5,009          4,337
  Occupancy                                                              215            194           564            519
Other                                                                  1,040            831         2,871          2,520
----------------------------------------------------------------------------------------------------------------------------
Total other expenses                                                    2,934          2,463         8,444          7,376
----------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                        2,285          2,244         7,287          6,483
Income taxes                                                             960            948         3,046          2,740
----------------------------------------------------------------------------------------------------------------------------
     Net income                                                       $1,325         $1,296        $4,241         $3,743
============================================================================================================================

Net income per share - basic                                           $0.54          $0.52         $1.70          $1.49
============================================================================================================================
Net income per share - diluted                                         $0.51          $0.50         $1.61          $1.42
============================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                                 (in thousands)
                                   (Unaudited)

                                                                                                     Net
                                                                                                  Unrealized
                                                                                                 Gain (Loss)
                                                                                                      on         Total
                                                                                                  Securities     Share-
                                                                             Common    Retained   Available     holders'
Nine months ended September 30, 1997                              Shares      Stock    Earnings    for Sale      Equity
----------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1996                                        2,571     $20,880    $10,263         $62       $31,205
                                                                                                              --------------
Net income                                                                                3,743                     3,743
Other comprehensive income - Unrealized loss
   on securities held for sale, net                                                                      22            22
                                                                                                              --------------
Comprehensive income                                                                                                3,765
                                                                                                              --------------
Common stock repurchased                                            (102)     (2,496)                              (2,496)
Stock options exercised                                               19         129                                  129
Cash dividends                                                                             (527)                     (527)
----------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1997                                       2,488     $18,513    $13,479         $84       $32,076
============================================================================================================================

Nine months ended September 30, 1998
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                                        2,493     $18,800    $14,254        $105       $33,159
                                                                                                              --------------
Net income                                                                                4,241                     4,241
Other comprehensive income - Unrealized gains
   on securities held for sale, net                                                                     309           309
                                                                                                              --------------
Comprehensive income                                                                                                4,550
                                                                                                              --------------
Common stock repurchased                                             (77)     (3,119)                              (3,119)
Issuance of common stock for purchase of Epic Funding, Corp.          12         501
Stock options exercised                                               32         506                                  506
Cash dividends                                                                           (1,045)                   (1,045)
----------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1998                                       2,460     $16,688    $17,450        $414       $34,051
============================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                                                             Nine months ended
                                                                                               September 30,
                                                                                 -------------------------------------------
                                                                                         1998                 1997
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net income                                                                             $4,241               $3,743
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for possible loan losses                                                    150                  395
      Depreciation and amortization                                                         417                  394
      Amortization on intangibles                                                           337                  355
      Net loss on securities available for sale                                               8                   41
      Net gain on sale of other real estate owned                                          ----                  (37)
      Amortization of premium on investment securities, net                                 (49)                 (32)
      Increase in deferred tax benefit                                                     ----               (1,535)
      Increase in intangibles assets                                                        (91)                ----
      Increase in accrued interest receivable and other assets                             (947)                (444)
      Increase in accrued interest payable and other liabilities                            386                1,858
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                       4,452                4,738
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of securities available for sale                                    21,009               10,057
  Maturities of securities held to maturity                                               3,991                1,250
  Purchase of securities available for sale                                             (19,008)             (10,699)
  Purchase of securities held to maturity                                                (1,749)                (753)
  Proceeds from the sale of other real estae owned                                         ----                  491
  Loans, net                                                                            (17,473)             (24,186)
  Capital expenditures                                                                     (354)                (505)
  Cash used to acquire Epic Funding, Corp.                                                 (206)                ----
----------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                         (13,790)             (24,345)
----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                          31,819               25,145
  Other short-term borrowings                                                           (16,000)             (17,688)
  Cash dividends                                                                         (1,045)                (526)
  Stock buyback                                                                          (3,119)              (2,496)
  Proceeds from stock options exercised                                                     506                  129
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                      12,161                4,564
----------------------------------------------------------------------------------------------------------------------------
          Net increase in cash and equivalents                                            2,823              (15,043)
Cash and equivalents at beginning of year                                                25,525               40,008
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                   $28,348              $24,965
============================================================================================================================
Other cash flow information:
  Interest paid                                                                          $7,058               $6,336
                                                                                 ===========================================
  Income taxes paid                                                                      $2,625               $2,365
============================================================================================================================
Noncash transactions:
  Unrealized gain (loss) on securities available for sale, net of tax                      $309                  $22
============================================================================================================================
  Purchase of Epic Funding Corp.:
    Leases                                                                                 $149                 ----
    Other assets                                                                            789                 ----
----------------------------------------------------------------------------------------------------------------------------
       Total assets acquired                                                                938                 ----
    Cash paid and expenses incurred                                                        (206)                ----
    Liabilities assumed:
      Other liabilities                                                                     231                 ----
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities assumed                                                           231                 ----
----------------------------------------------------------------------------------------------------------------------------
Common stock issued, net of registration costs                                             $501                 ----
============================================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements

Note A     Unaudited Condensed Consolidated Financial Statements

           The unaudited consolidated financial statements of SJNB Financial Corp. (the "Company") and its subsidiary, San Jose National Bank and its subsidiary Epic Funding Corp.(which was acquired on May 22, 1998), are prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods have been included and are normal and recurring. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year.

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

Note B     Net Income Per Share of Common Stock

           The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows (in thousands, except per share amounts):


                                                              Quarter ended                        Quarter ended
                                                            September 30, 1998                  September 30, 1997
            -------------------------------------------------------------------------------------------------------------------
                                                       Net                   Per Share      Net                  Per Share
                                                     Income       Shares      Amounts      Income      Shares     Amounts
            ----------------------------------------------------------------------------------------------------------------
            Net income and basic EPS                  $1,325       2,466        $0.54      $1,296        2,487       $0.52
                                                                            ============                         ===========
            Effect of stock option dilutive shares                   139                                   129
                                                   -------------------------            -------------------------
            Diluted earnings per share                $1,325       2,605        $0.51      $1,296        2,616       $0.50
                                                   =========================================================================

                                                            Nine months ended                    Nine months ended
                                                            September 30, 1998                   September 30, 1997
            ----------------------------------------------------------------------------------------------------------------
                                                       Net                   Per Share      Net                  Per Share
                                                     Income       Shares      Amounts      Income      Shares     Amounts
            ----------------------------------------------------------------------------------------------------------------
            Net income and basic EPS                  $4,241       2,492         $1.70     $3,743        2,513       $1.49
                                                                            ============                         ===========
            Effect of stock option dilutive shares                   147                                   118
                                                   -------------------------            ------------------------
            Diluted earnings per share                $4,241       2,639         $1.61     $3,743        2,631       $1.42
                                                   =========================================================================

Note C     Other Recent Accounting Pronouncements

           In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The Statement is effective for fiscal years ending after December 31, 1998; the Company is still evaluating the Statement's impact upon adoption.

           In February 1998, the FASB issued SFAS No.132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 changes disclosure only on applicable defined benefit pension or postretirement plans, of which the Company has none. The Company does not believe SFAS No. 132 will have any impact on its consolidated financial statements.

           In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this Statement on January 1, 2000. The Company will begin evaluating the impact of its adoption on the Company's consolidated financial statements. Currently, management believes the Statement would not have a significant effect on the Company's consolidated financial position or its consolidated statement of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank and subsidiary ("SJNB" and the "Bank"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 1998 and 1997 and the liquidity and financial condition of the Company and SJNB as of September 30, 1998 and December 31, 1997.

All dollar amounts in the text in Item 2 are in thousands, except per share amounts or as otherwise indicated.

Forward-looking Information

This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by the Securities Act of 1933 and Securities Exchange Act of 1934. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; the health of the economy declines, either nationally or regionally; credit quality deteriorates, which could cause an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County and high tech industries; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; risks associated with the Year 2000 which could cause disruptions in the Company's operations; and changes in the securities markets. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Current Developments

During the second quarter of 1998, the Company announced that the Board of Directors approved the repurchase of up to $3.5 million of the Company's common stock. Through September 30, 1998, the Company had repurchased 77,300 shares for a total of $3.1 million.

Year 2000 Project

The Company's business is dependent on technology and data processing. As a result, it has created a Year 2000 team whose members are familiar with the Company's business and operations. The "Year 2000 issue" relates to the fact that many computer programs and other technology utilizing microprocessors only use two digits to represent a year, such as "98" to represent "1998," which means that in the year 2000 such programs/processors could incorrectly treat the year 2000 as the year 1900. This issue has grown in importance as the use of computers and microprocessors has become more pervasive throughout the economy, and interdependencies between systems has multiplied. The issue must be recognized as a business problem, rather than simply a computer problem, because of the way its effects could ripple through the economy. The Company could be affected either directly or indirectly by the Year 2000 issue. This could happen if any of its critical computer systems or equipment containing embedded logic fail, if the local infrastructure (electric power, communications, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are significantly impacted by their internal systems or their customers or suppliers.

The Company does not rely on its own data processing software for its mission-critical applications needs. Rather, it uses outside vendors to license software and/or data processing services for its critical applications such as data and item processing and customer statements. The Company also is dependent on an IBM AS 400 computer and OS 400 operating system, as well as personal computers connected on a local area network. The foregoing systems are classified by the Company as mission critical information technology ("IT") systems.

The Company's business also involves non-IT products and services, some of which have embedded technology which might not be Year 2000 ready. Some non-IT products and services involve various infrastructure issues such as power, communications and water, as well as elevators, ventilation and air conditioning equipment. The Company classifies power and communications as non-IT mission-critical systems.

The Company's application software, data processing vendors, computer operating systems, local area network and the power and communication infrastructure provide critical support to substantially all of its business and operations. Failure to successfully complete renovation, validation and implementation of its mission critical IT systems could have a material adverse effect on the operations and financial performance of the Company. Moreover, Year 2000 problems experienced by significant vendors or customers of the Company could negatively impact the business and operations of the Company even if its own critical IT systems function satisfactorily. Due to the numerous issues and problems which might arise and the lack of information on Year 2000 readiness from non-IT service providers such as power and communication systems vendors, the Company cannot quantify the potential cost of problems if the Company's renovation and implementation efforts or the efforts of significant vendors or customers are not successful.

State of Readiness

The Company has conducted a comprehensive review of its IT systems to identify systems that present Year 2000 issues. The Company has developed a plan which it believes should satisfactorily resolve Year 2000 problems related to its mission-critical IT systems. The Company's Y2K team is also using external resources provided by its outside vendors and a consultant hired to assist the Company. Management anticipates that initial renovation and validation (testing) of its critical IT systems should be completed by December 31, 1998.

The Company converted to a new core processing system (which handles accounting for loans, deposit accounts and general ledger) in November 1997. The Conversion to this system was not based on Year 2000 issues, however, the vendor of this system represented to the Company that the system was Y2K compliant. Vendors of the Company's other critical IT systems have also informed the Company that their products/systems are Y2K compliant. If initial testing for critical IT systems are not satisfactory the Company plans to take corrective action and complete secondary testing by June 30, 1999.

The Company ran tests on its core processing system at a remote disaster recovery site during October 1998 with technical assistance from the vendor and an outside consultant. Actual data from a prior period was used to conduct future date tests. The Company had not completed an assessment of the test results as of the date of this Report. The Company is also monitoring the Y2K readiness of its outside item processing and operating system vendors. At the date of this report the Company believes it remains on schedule to complete initial testing of all mission-critical IT applications systems by December 31, 1998.

By September 30, 1998 the Company had also tested 57% of its critical network applications and 36% of its non-critical network applications. The Company's target for completion of non-critical IT application testing is March 31, 1999. The Company cannot test for Y2K readiness of its power and telecommunication vendors, although the Company is monitoring their readiness. Additionally, at the date of this report the Company had not identified any serious problems with any of its systems.

Costs

The Company is expensing all period costs associated with the Year 2000 problem. Through September 30, 1998, the amount of such expense has been approximately $73. Management estimates that the Bank will incur approximately an additional $130 in Year 2000 related expenses for the identification, correction and reprogramming, and testing of systems for Year 2000 compliance during the last three months of 1998 and in fiscal 1999. There can be no assurance that these expenses will not increase as further testing and assessment of vendor and customer readiness for the Year 2000 continues. The above cost estimates include costs for consultants, running tests and technical assistance from vendors. These costs exclude the cost of the Company's internal staff time and systems or products which were not replaced due to the Y2K problem.

Risks

It is inherently difficult to predict the future outcome of most events and the Y2K issue is no exception due to the complexity of technology, the numerous variables and the inability to assess the impact of the Year 2000 problem on the local, national and international economy. Management has identified a long-range most reasonably likely worst case scenario. This scenario suggests that the Y2K problem might negatively impact some significant customers and non-IT vendors/products through the failure of the customer/vendor to be prepared or the impact on them of their own vendors and customers. Management believes that this scenario could occur in conjunction with an economic recession, arising from the Y2K problem and, if it did, its asset quality and earnings could be adversely impacted. It is not possible to predict the effect of this scenario on the economic viability of its customers and the related adverse impact it may have on SJNB's financial position and results of operations, including the level of the Bank's provision for possible loan losses in future periods.

The Company presently believes that, with modifications to existing software which is Year 2000 compliant and assuming representations of Year 2000 readiness from significant vendors and customers are accurate, the Year 2000 issue should not pose significant operational risks for the Company's IT systems as so modified. However, other significant risks relating to the Year 2000 problem are that of the unknown impact of this problem on the operations of the Bank's customers and vendors, the impact of catastrophic infrastructure issues such as power, communications and water on the economy and future actions which banking or securities regulators may take.

The Company is making efforts to ensure that its customer base is aware of the Year 2000 problem. In addition to seminars for and mailings to its customer base, the Bank has amended its credit policy and credit authorization documentation to include consideration regarding the Year 2000 problem. Significant customer relationships have been identified, and such customers are being contacted by the Bank's account officers to determine whether they are aware of Year 2000 risks and whether they are taking preparatory actions. An initial assessment of these customers was substantially complete as of September 30, 1998. The Bank intends to take follow-up action based on the results of this assessment.

The Company has also attempted to contact major vendors and suppliers of non-software products and services including those where products utilize embedded technology, to determine the Year 2000 readiness of such organizations and/or the products and services which the Company purchases from such organizations. The Company is monitoring reports provided by such vendors regarding their preparations for Year 2000. This is an ongoing process, and the company intends to continue to monitor the progress of such vendors through the century date change.

Federal banking regulators have responsibility for supervision and examination of banks to determine whether each institution has an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing and coordinating Year 2000 processing capabilities with its customers, vendors and payment system partners. Examiners are also required to assess the soundness of an institution's internal controls and to identify whether further corrective action may be necessary to assure an appropriate level of attention to Year 2000 processing capabilities. Management believes it is currently in compliance with the federal bank regulatory guidelines and timetables.

Contingency Plans

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

Selected Financial Data

The following presents selected financial data and ratios as of and for the three and nine months ended September 30, 1998 and 1997:




SELECTED FINANCIAL DATA AND RATIOS
----------------------------------------------------------------------------------------------------------------------------
                                                               For the quarters                 For the nine months
                                                              ended September 30,               ended September 30,
                                                       ---------------------------------------------------------------------
SELECTED ANNUALIZED OPERATING RATIOS:                        1998             1997             1998              1997
----------------------------------------------------------------------------------------------------------------------------

Return on average equity                                      15.56%           16.43%           16.72%            16.28%
Return on average tangible equity                             19.39            20.67            20.41             20.70
Return on average assets                                       1.51             1.64             1.69              1.61
Net chargeoffs (recoveries) to average loans                   (.02)            (.04)            (.03)              .06
Average equity to average assets                               9.71             9.98            10.12              9.91
Average tangible equity to average tangible assets             8.60             8.77             9.05              8.66

PER SHARE DATA:
Net income per share - basic                                   $.54             $.52            $1.70             $1.49
Net income per share - diluted                                  .51              .50             1.61              1.42
Net income per share - (core) - diluted (1)                     .55              .54             1.74              1.56
Dividends per share (2)                                         .14             ----              .42               .21
============================================================================================================================
                                                       At September 30, At September 30,  At December 31,
SHAREHOLDERS' EQUITY                                         1998             1997             1997
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity per share                               $14.04           $12.89           $13.30
Tangible equity per share                                     12.34            11.24            11.80

SELECTED FINANCIAL POSITION RATIOS:
----------------------------------------------------------------------------------------------------------------------------
Leverage capital ratio                                         8.80%            8.97%            9.06%
Nonperforming loans to total loans                              .18             1.07              .19
Nonperforming assets to total assets                            .13              .74              .13
Allowance for possible loan losses to total loans              1.91             1.94             1.96
Allowance for possible loan losses
  to nonperforming loans                                   1,081.00           181.00         1,060.00
Allowance for possible loan losses
 to nonperforming assets                                   1,081.00           181.00         1,060.00
============================================================================================================================

(1) Excludes after-tax effect of goodwill and core deposit intangible amortization.
(2) Effective with the first quarter of 1998, the Company commenced a policy of paying quarterly cash dividends to its shareholders; previously semi-annual dividends were paid.

Summary of Financial Results

The Company reported net income of $1,325 or $.51 per share - diluted for the quarter ended September 30, 1998, compared with net income of $1,296 or $.50 per share - diluted for the third quarter of 1997. The improvement in earnings is due primarily to an increase in net interest income due to growth in volume.

For the nine months ended September 30, 1998, net income was $4,241 or $1.61 per share - diluted compared with net income of $3,743 or $1.42 per share - diluted in 1997. The improvement is due primarily to an increase in net interest income due to the growth in volume offset by an increase in third quarter 1998 expenses which were primarily related to the new employees of Epic Funding and the start-up of the East Bay Regional Office.

Net Interest Income

Net interest income for the quarter ended September 30, 1998 increased $448 as compared to the same quarter a year ago. The Bank's average earning assets for the same period increased by $39 million, primarily as the result of growth in the Bank's loan portfolio and other short-term investments.

Net interest margin for the third quarter of 1998 was 6.28% as compared to 6.52% for the same quarter in 1997. This decrease was primarily related to the decrease in the yield on earning assets; in particular the yield on loans, which account for 73% of earning assets, declined from 10.58% to 10.41%.

In contrast, the net interest margin for the nine months of 1998 was 6.51% as compared to 6.42% for the same period in 1997. This increase was primarily related to a decline in the cost of funds from 4.11% in 1997 to 4.0% in 1998 and collection of a $107 prepayment fee in March 1998 relating to a fixed rate loan which was repaid prior to its contractual maturity.

Economic conditions in Northern California have remained relatively strong in the first nine months of 1998, although, there are indications that this economic strength could be threatened by the problems in Asia and Latin America, slow-down in demand for semi-conductors and other technology products, the tightening of a skilled labor force and the potential for the real estate market to slowdown. In addition, the competitive environment within the Bank's marketplace continues to be aggressive and the competition between banks for additional loans and deposits has caused more competitive pricing.

Due to the nature of the Company's target market in which loans are generally tied to the prime rate, management believes modest increases in interest rates should positively affect the Bank's net interest margin. Conversely, management believes stable or declining rates will tend to have an adverse impact on net interest margin. The Bank utilizes various methods to hedge some of its interest rate risk. See "Loans" and "Asset/Liability Management." On September 30, 1998, the Federal Open Market Committee decreased its target rate for interbank borrowings to 5 1/4%. As a result, most domestic banks decreased their prime lending rate to 8 1/4%, which was matched by SJNB. In management's view, the future effect of this rate decrease is not precisely determinable due to the many factors influencing the Bank's net interest margin, although the Bank's margin will likely be negatively impacted.

The following tables shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three and nine months ended September 30, 1998 and 1997.

AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)


                                                                    Quarter ended September 30,
                                        ------------------------------------------------------------------------------------
                                                          1998                                      1997
----------------------------------------------------------------------------------------------------------------------------
                                           Average                       Average       Average                      Average
Assets                                     Balance       Interest       Yield (1)      Balance       Interest      Yield (1)
----------------------------------------------------------------------------------------------------------------------------

Interest earning assets:
  Loans, net (2)                           $238,197        $6,249        10.41%      $216,630        $5,776        10.58%
  Securities available for sale (3)          44,265           658         5.90         48,793           758         6.16
  Securities held to maturity:
    Taxable (4)                               8,348           127         6.04         11,485           194         6.70
    Nontaxable (5)                            3,946            73         7.37          3,116            63         8.02
  Money market investments                   30,305           428         5.60          6,040            82         5.39
Interest rate hedging instruments              ----            (2)        ----           ----            (2)        ----
--------------------------------------------------------------------              ----------------------------
      Total interest-earning assets         325,061         7,533         9.19        286,064         6,871         9.53
--------------------------------------------------------------------              ----------------------------
Allowance for possible loan losses           (4,545)                                   (4,135)
Cash and due from banks                      13,691                                    19,029
Other assets                                  9,526                                     8,517
Core deposit intangibles and
  goodwill, net                               4,231                                     4,155
------------------------------------------------------                            --------------
      Total                                $347,964                                  $313,630
======================================================                            ==============
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                 $54,787           369         2.67        $47,509           304         2.54
    Money market and savings                107,645           966         3.56         85,083           745         3.47
    Certificates of deposit:
      Less than $100                         12,986           166         5.07         14,368           203         5.61
      $100 or more                           63,184           862         5.41         55,300           759         5.45
--------------------------------------------------------------------              ----------------------------
        Total certificates of deposits       76,170         1,028         5.35         69,668           962         5.48
--------------------------------------------------------------------              ----------------------------
Other borrowings                                981            22         8.90         10,347           160         6.13
--------------------------------------------------------------------              ----------------------------
       Total interest-bearing               239,583         2,385         3.95        212,607         2,171         4.05
liabilities
--------------------------------------------------------------------              ----------------------------
Noninterest-bearing demand                   68,973                                    63,267
Accrued interest payable and
  other liabilities                           5,633                                     6,459
------------------------------------------------------                            --------------
      Total liabilities                     314,189                                   282,333
------------------------------------------------------                            --------------
Shareholders' equity                         33,775                                    31,297
------------------------------------------------------                            --------------
       Total                               $347,964                                  $313,630
======================================================--------------              ==============--------------
Net interest income and margin (6)                         $5,148         6.28%                      $4,700         6.52%
========================================              ============================              ============================

 (1)  Rates are presented on an annualized basis.
 (2) Includes loan fees of $301 for 1998, and $248 for 1997. Nonperforming loans have been included in average loan balances.
 (3)  Includes  dividend  income of $34 and $54 received in 1998 and 1997.
 (4)  Includes dividend income of $8 received in 1998and 1997.
 (5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($29 in 1998 and $25 in 1997).
 (6) The net interest margin represents the fully taxable equivalent net interest income as a percentage

AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)

                                           Nine months ended September 30,
                                        ------------------------------------------------------------------------------------
                                                          1998                                      1997
----------------------------------------------------------------------------------------------------------------------------
                                           Average                     Average       Average                     Average
Assets                                     Balance      Interest      Yield (1)      Balance      Interest      Yield (1)
----------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
  Loans, net (2)                            $231,296       $18,404      10.64%        $208,160       $16,571       10.64%
  Securities available for sale (3)           47,779         2,172       6.08           48,108         2,233        6.21
  Securities held to maturity:
    Taxable (4)                                9,169           423       6.17           12,114           617        6.81
    Nontaxable (5)                             3,728           213       7.65            2,840           172        8.10
  Money market investments                    19,777           823       5.56           11,807           475        5.38
Interest rate hedging instruments               ----            (7)      ----             ----            (7)       ----
--------------------------------------------------------------------              ----------------------------
      Total interest-earning assets          311,749        22,028       9.45          283,029        20,061        9.48
--------------------------------------------------------------------              ----------------------------
Allowance for possible loan losses            (4,565)                                   (4,090)
Cash and due from banks                       14,602                                    18,890
Other assets                                   9,411                                     7,998
Core deposit intangibles and
  goodwill, net                                3,931                                     4,275
------------------------------------------------------                            --------------
      Total                                 $335,128                                  $310,102
======================================================                            ==============
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                  $50,941           997       2.62          $45,051           866        2.57
    Money market and savings                 100,640         2,706       3.59           84,746         2,257        3.56
    Certificates of deposit:
      Less than $100                          13,713           527       5.14           15,120           607        5.37
      $100 or more                            57,989         2,364       5.45           54,113         2,231        5.51
--------------------------------------------------------------------              ----------------------------
        Total certificates of deposits        71,702         2,891       5.39           69,233         2,838        5.48
--------------------------------------------------------------------              ----------------------------
Other borrowings                               5,218           245       6.28           11,462           514        6.00
--------------------------------------------------------------------              ----------------------------
       Total interest-bearing liabilities    228,501         6,839       4.00          210,492         6,475        4.11
--------------------------------------------------------------------              ----------------------------
Noninterest-bearing demand                    67,365                                    63,847
Accrued interest payable and
  other liabilities                            5,347                                     5,018
------------------------------------------------------                            --------------
      Total liabilities                      301,213                                   279,357
------------------------------------------------------                            --------------
Shareholders' equity                          33,915                                    30,745
------------------------------------------------------                            --------------
       Total                                $335,128                                  $310,102
======================================================--------------              ==============--------------
Net interest income and margin (6)                         $15,189       6.51%                       $13,586        6.42%
========================================              ============================              ============================

 (1)  Rates are presented on an annualized basis.
 (2) Includes loan fees of $928 for 1998, and $740 for 1997. Nonperforming loans have been included in average loan balances.
 (3)  Includes  dividend  income of $113 and $166 received in 1998 and 1997.
 (4)  Includes dividend income of $23 received in 1998and 1997.
 (5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($85 in 1998 and $69 in 1997).
 (6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.

Provision for Possible Loan Losses

The level of the allowance for possible loan losses and the related provision, if any, reflect management's judgment as to the inherent risk of loss associated with the loan and lease portfolios as of September 30, 1998 and 1997 based on information available to management as of said dates. Based on management's evaluation of such risks, an addition of $150 was made to the allowance for possible loan losses for the three and nine months ended September 30, 1998 and additions of $215 and $395 were made in the three and nine months ended September 30, 1997, respectively. See "Loan Portfolio."



Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the three and nine month periods ended September 30, 1998 and 1997:

OTHER INCOME
(dollars in thousands)


                                                Quarter ended September 30,             Nine months ended September 30,
                                        ------------------------------------------------------------------------------------
                                               1998                  1997                 1998                 1997
                                         Amount     Percent    Amount    Percent    Amount    Percent    Amount    Percent
----------------------------------------------------------------------------------------------------------------------------
Depositor service charges                   $149      59.60%      $156     63.16%      $461     59.33%      $437     59.38%
Other operating income                       101      40.40         91     36.84        324     41.70        340     46.19
Net loss on securities available for sale  -----      -----      -----     -----         (8)    (1.03)       (41)    (5.57)
----------------------------------------------------------------------------------------------------------------------------
    Total                                   $250     100.00%      $247    100.00%      $777    100.00%      $736    100.00%
============================================================================================================================

Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)

                                          Quarter ended September 30,                  Nine months ended September 30,
                                --------------------------------------------------------------------------------------------
                                   1998                   1997                   1998                   1997
                                  Amount    Percent *    Amount    Percent *    Amount    Percent *    Amount    Percent *
----------------------------------------------------------------------------------------------------------------------------
Salaries and benefits              $1,679       1.93%     $1,438       1.83%     $5,009       1.99%     $4,337       1.86%
Data processing                       172        .20         102        .13         497        .20         310        .13
Amortization of core deposit
  intangibles and goodwill            119        .14         118        .15         337        .13         355        .15
Client services paid by bank          129        .15          80        .10         315        .13         243        .10
Furniture and equipment               113        .13          97        .12         301        .12         277        .12
Occupancy                             102        .12          97        .12         263        .10         242        .10
Business promotion                     79        .09          86        .11         248        .10         250        .11
Legal and professional fees            80        .09          90        .11         224        .09         190        .08
Directors' & shareholders'             70        .08          80        .10         193        .08         255        .11
Stationery and supplies                58        .07          31        .04         149        .06         124        .05
Advertising & marketing                47        .05          24        .03         138        .05          84        .04
Loan and collection                    44        .05          31        .04          96        .04          77        .03
Regulators assessments                 30        .03          28        .04          86        .03          81        .03
Net cost of foreclosed property         2      -----           4      -----           3        .01         (45)      (.02)
Sundry losses                       -----      -----       -----      -----         (29)      (.01)        124        .05
Other                                 210        .24         157        .20         614        .24         472        .20
----------------------------------------------------------------------------------------------------------------------------
     Total                         $2,934       3.37%     $2,463       3.14%     $8,444       3.36%     $7,376       3.17%
============================================================================================================================

(1) The percentages are calculated by annualizing the expenses and comparing that amount to the average assets for the respective three and nine month periods ended September 30, 1998 and 1997.
(2) Certain amounts have been reclassified in 1997 to conform to the 1998 classifications.

Total other expenses for the third quarter of 1998 increased $471 from the same period a year ago, primarily as a result of increases in salaries and benefits (relating to the acquisition of Epic Funding Corp. during the second quarter and the opening of the East Bay Regional Office in July 1998), an increase in data processing expenses (relating to greater technology costs, impact of a conversion of the Bank's core data processing system in November 1997 and attention to the year 2000 issue), an increase in furniture and equipment, occupancy, advertising and promotion and stationery and supplies also due to the addition of Epic and the new East Bay Regional Office, an increase in client services paid by the Bank representing an increase in costs associated with several significant customers and an increase in other expense due to employment fees.

Total other expenses for the nine months ended September 30, 1998 increased $1,068 from the same period a year ago, primarily as a result of the same items discussed above for the third quarter.

Income Tax Provision

The effective tax rate of 42% for the three months ended September 30, 1998 is affected by several items. The most significant are the amortization of intangibles, tax exempt income and the California Franchise Tax Enterprise Tax Zone Credit. The effective tax rate for the year ended December 31, 1997 was 42%.

Financial Condition and Earning Assets

Consolidated assets increased to $343 million at September 30, 1998 compared to $325 million at December 31, 1997. The increase related primarily to an increase in loans and money market investments and was funded principally by an increase in the Bank's core interest-bearing money market deposits and a growth in certificates of deposits of greater than $100. See "Funding."

Money Market Investments

Money market investments, which include federal funds sold, were $8.8 million at September 30, 1998 as compared to $2.7 million at December 31, 1997. This increase is related to the increase in the Bank's core interest-bearing money market deposits and a growth in certificates of deposits of greater than $100.

Securities

The following table shows the composition of the securities portfolio at September 30, 1998 and December 31, 1997. There were no issuers of securities (except U.S. Government Securities) for which the book value of securities of any issuer held by the Bank exceeded 10% of the Company's shareholders' equity.

SECURITIES PORTFOLIO
 (dollars in thousands)

                                                      September 30, 1998                      December 31, 1997
--------------------------------------------------------------------------------------------------------------------------
                                             Amortized    Unrealized     Market      Amortized    Unrealized      Market
                                               Cost       Gain (Loss)     Value         Cost      Gain (Loss)     Value
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                $5,005           $93       $5,098        $5,001          $40        $5,041
  U. S. Government Agencies                     34,201           624       34,825        34,148          179        34,327
  Mortgage backed                                4,212           102        4,314         5,097           74         5,171
  Mutual funds                                   2,767          (141)       2,626         3,898         (132)        3,766
----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                    46,185           678       46,863        48,144          161        48,305
----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                                 1,000            11        1,011         1,992           16         2,008
  U. S. Government Agencies                      3,494            53        3,547         5,485           27         5,512
  State and municipal (nontaxable)               4,221            97        4,318         3,224           34         3,258
  Mortgage backed                                2,259            34        2,293         2,518           29         2,547
----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                      10,974           195       11,169        13,219          106        13,325
  Federal Reserve Bank Stock                       518           ----         518           518          ----          518
----------------------------------------------------------------------------------------------------------------------------
    Total                                       11,492           195       11,687        13,737          106        13,843
----------------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio     57,677           873       58,550        61,881          267        62,148
============================================================================================================================

Unrealized gains generally result from the impact of current market rates being less than those rates in effect at the time the Bank purchased the securities. The unrealized gain on securities available for sale as of September 30, 1998 was $678 as compared to an unrealized gain of $161 as of December 31, 1997. The Bank's weighted average maturity of the available for sale portfolio was approximately 1.71 years as of September 30, 1998. It is estimated by management that for each 1% change in interest rates the value of the Company's available for sale securities will change by 1.37%.

The unrealized gain on securities held to maturity was $195 as of September 30, 1998 as compared to an unrealized gain of $106 as of December 31, 1997. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 4.03 years as of September 30, 1998. It is estimated by management that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 2.54%. The increase in the maturity and duration are due to a 1997 change in Company policy relating to the purchase and treatment of several securities. Since that time, management has classified all new purchases of securities as "available for sale" except for the state and municipal securities, which are classified as "held to maturity."

The maturities and yields of the investment portfolio at September 30, 1998 are shown below:

MATURITY AND YIELDS OF INVESTMENT SECURITIES
-----------------------------------------------------------------------------------------------------------------------------
At  September 30, 1998
(dollars in thousands)

                                              Available for Sale                             Held to Maturity
                                ---------------------------------------------------------------------------------------------
                                                                     FTE                                            FTE
                                   Amortized      Estimated        Average        Amortized      Estimated        Average
                                     Cost         Fair Value        Yield           Cost         Fair Value        Yield
                                ----------------------------------------------------------------------------------------------
U. S. Treasury:
  Within 1 year                       $2,999          $3,015         6.03%           $1,000          $1,011         6.38%
  After 1 year within 5 years          2,006           2,083         6.11             -----           -----          -----
                                ----------------------------------------------------------------------------------------------
    Totals                             5,005           5,098         6.06             1,000           1,011         6.38
                                ----------------------------------------------------------------------------------------------
U.S. Government Agencies:
  Within 1 year                       14,982          15,056         5.76             1,995           2,011         6.42
  After 1 year within 5 years         19,219          19,769         6.01             1,499           1,536         6.41
                                ----------------------------------------------------------------------------------------------
    Totals                            34,201          34,825         5.90             3,494           3,547         6.42
                                ----------------------------------------------------------------------------------------------
State and municipal:
  Within 1 year                        -----           -----        -----               645             648         6.90
  After 1 year within 5 years          -----           -----        -----             1,199           1,220         6.11
  After 10 years                       -----           -----        -----             2,377           2,450         6.84
                                                                               -----------------------------------------------
    Totals                             -----           -----        -----             4,221           4,318         6.64
                                                                               -----------------------------------------------
Mortgage backed
  After 1 year within 5 years          3,233           3,304         6.77             -----           -----         -----
  After 5 years within 10 years          979           1,010         6.71             2,259           2,293         7.90
                                ----------------------------------------------------------------------------------------------
    Totals                             4,212           4,314         6.76             2,259           2,293         7.90
                                ----------------------------------------------------------------------------------------------
Mutual funds:
                                -----------------------------------------------
  Within 1 year                        2,767           2,626         5.05             -----           -----         -----
                                -----------------------------------------------
Other
                                                                               -----------------------------------------------
  After 10 years                       -----           -----        -----               518             518         6.00
                                ----------------------------------------------------------------------------------------------
    Total investment securities       46,185         $46,863         5.95%          $11,492         $11,687         6.77%
                                                ==============================================================================
Net unrealized gain on
  securities available for sale          678
                                ----------------
    Total investment securities,
      net carrying value             $46,863
                                ================
(1)    Fully taxable equivalent.


Loan Portfolio

The following table provides a breakdown of the Company's consolidated loans by type of loan or borrower:

LOAN PORTFOLIO
(dollars in thousands)



                                                          September 30, 1998                   December 31, 1997
--------------------------------------------------------------------------------------------------------------------------
                                                                        Percentage                          Percentage
                                                          Total          of Total            Total           of Total
                                                         Amount            Loans            Amount             Loans
--------------------------------------------------------------------------------------------------------------------------
Commercial                                              $90,331           36.6%             $92,693            40.5%
Real estate construction                                 32,683           13.2               17,818             7.8
Real estate-other                                        97,148           39.4               90,495            39.5
Consumer                                                  9,338            3.8                9,042             3.9
Other                                                    17,919            7.3               19,568             8.6
Unearned fee income                                        (766)          (0.3)                (644)           (0.3)
--------------------------------------------------------------------------------------------------------------------------
  Total loans                                          $246,653          100.0%            $228,972           100.0%
==========================================================================================================================

Consolidated loans increased to $247 million at September 30, 1998 from $229 million at December 31, 1997. The decline in commercial loans related to the sale of several of the Bank's commercial business customers and the competitive market place. The growth in real estate construction loans is due to the impact of the strong current demand in the local real estate market. The increase is primarily related to growth in construction of single family residences. Additionally the Bank has elected not to aggressively seek or renew loans where in management's opinion the Bank's underwriting criteria is not satisfied; this has caused a slow down in loan production and an increase in payoffs when the Bank has not met competitive pressures.

Approximately 58% of the loan portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other, mortgage warehouse lines (1%, included in the Commercial category), real estate equity lines (2%, included in the Consumer category), and loans to real estate developers for short-term investment purposes (1%) and loans for real estate investment purposes made to non-developers (1%). The latter two types are included in the Other category. Approximately 38% of the loan portfolio is made up of commercial loans; however, in management's view, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at September 30, 1998. Approximately 82% of the commercial and real estate loan portfolio have floating interest rates which in management's opinion generally limits the exposure to interest rate risk on long-term loans but can have a negative impact when rates decline.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE
SENSISTIVITY

(dollars in thousands)                                   Balances maturing                    Interest Rate Sensitivity
                                          ----------------------------------------------------------------------------------
                                                                                             Predeter-
                             Balances at                      One year                         mined           Floating
                            September 30,     One year         to five        Over five       interest         interest
                                1998          or less           years           years          rates            rates
----------------------------------------------------------------------------------------------------------------------------
Commercial                      $90,331        $58,077         $27,268          $4,986          $2,974        $87,357
============================================================================================================================
Real estate construction        $32,683        $31,251          $1,432           -----          $2,261        $30,422
============================================================================================================================
Real estate-other               $97,148        $13,769         $25,716         $57,663         $33,770        $63,378
============================================================================================================================


The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan within each category of loans (commercial, real estate-other, real estate construction, etc.). Loans are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon, among other things, the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan is evaluated on the basis of whether or not it is impaired. For impaired loans, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach believed by management to measure the risk of possible future loan losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. The allowance for possible loan losses was approximately $4.7 million at September 30, 1998, or 1.91% of total loans outstanding. Based on information available as of the date of this report, management believes the allowance for possible loan losses, determined as described above, is adequate for potential losses foreseeable at September 30, 1998.

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

The following schedule provides an analysis of the allowance for possible loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (dollars in thousands)

                                                                Quarter ended           Nine months ended       Year ended
                                                                September 30,             September 30,        December 31,
                                                           -------------------------------------------------------------------
                                                              1998         1997         1998         1997          1997
------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                              $4,540      $4,076       $4,493       $4,005         $4,005
Charge-offs by loan category:
  Commercial                                                    ----        ----          125          115            242

  Real estate-construction                                      ----        ----         ----           33           ----

  Real estate-other                                             ----        ----         ----         ----             33

  Consumer                                                      ----        ----         ----         ----             13

------------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                           ----        ----          125          148            288
------------------------------------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                                      12          20           84           55             67
  Real estate-other                                             ----        ----           33            4              4

  Consumer                                                      ----        ----           67         ----           ----
------------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                              12          20          184           59             71
------------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                     (12 )       (20 )        (59)          89            217
------------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                     150         215          150          395            705
------------------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                    $4,702      $4,311       $4,702       $4,311         $4,493
==============================================================================================================================

Ratios:
Net charge-offs (recoveries) to average loans, annualized       (.02%)      (.04%)       (.03%)        .06%         .10%
Allowance to total loans at the end of the period               1.91        1.94         1.91         1.94         1.96
Allowance to nonperforming loans at end of the period       1,081.00      181.00     1,081.00       181.00     1,060.00
==============================================================================================================================

During the three months ended September 30, 1998 and 1997, there were no charge-offs. During the nine months ended September 30, 1998 and 1997, there were charge-offs of $125 and $148. Management does not believe there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed. The allowance for possible loan losses was 1,081% of nonperforming loans at September 30, 1998 compared to 1,060% at December 31, 1997.

Nonperforming Loans

Nonperforming loans consist of loans for which the accrual of interest has been suspended, restructured loans and other loans with principal or interest contractually past due 90 days or more and still accruing. The following table provides information about such loans:


NONPERFORMING LOANS
 (dollars in thousands)
                                                                              September 30,             December 31,
                                                                                  1998                      1997
----------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                                        $388                      $360
Loans restructured and in compliance with modified terms                            47                       $63
Other loans with principal or interest contractually past
  due 90 days or more                                                                                          1
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                         $435                      $424
============================================================================================================================

As of September 30, 1998, nonperforming loans consisted of six loans, none of which were individually significant.

Management conducts an ongoing evaluation and review of the loan portfolio in order to identify potential nonperforming loans. Management considers loans which are classified for regulatory purposes, loans which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of September 30, 1998, management has not identified any loans not included within the Nonperforming Loan table above with respect to which known information causes management to have serious doubts about the borrowers' abilities to comply with present repayment terms, such that the loans might subsequently be classified as nonperforming. Changes in world, national or local economic conditions or specific industry segments (including declining exports), rising interest rates, declines in real estate values, year 2000 problems, declines in securities markets and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing such loans.

Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
 (dollars in thousands)


                                                              September 30, 1998                 December 31, 1997
----------------------------------------------------------------------------------------------------------------------------
                                                                            Percentage                         Percentage
                                                             Total           of Total           Total           of Total
                                                             Amount          Deposits          Amount           Deposits
----------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand                                   $78,041           25.8%           $78,437            29.0%
Interest-bearing demand                                       49,543           16.4             45,655            16.9
Money market and savings                                     100,970           33.5             82,619            30.6
Certificates of deposit:
  Less than $100                                              12,442            4.1             15,207             5.6
  $100 or more                                                61,167           20.2             48,427            17.9
----------------------------------------------------------------------------------------------------------------------------
    Total                                                   $302,163          100.0%          $270,345           100.0%
============================================================================================================================

Deposits as of September 30, 1998 were $302 million compared to $270 million at December 31, 1997. The most significant growth in deposits has occurred in the area of interest-bearing core deposits which increased approximately $22 million. Management believes this growth in interest-bearing core deposits has been due to unusual activity by several of the Bank's customers and to the business development efforts of the Bank's business development officers. Because of this high level of unusual activity, the Bank has maintained significant short-term liquidity. The growth in the certificates of deposit greater than $100 was due to activity of several significant customers. While the amount of noninterest-bearing demand deposits was essentially unchanged the percentage of such deposits declined 3.2%. Management believes this trend could continue due, in part, to competitive pressures and changes in the deposit products being utilized by some of the Bank's customers, which has caused a shift to interest-bearing products. In addition, the Bank has been notified that a large customer with money market deposit accounts is consolidating accounts in the Midwest and approximately $18 million of such deposits will be transferred out of the Bank over the next six to nine months, commencing in the fourth quarter of 1998. See "Liquidity."

Asset/Liability Management

The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The recent cuts, and any further cuts, in interest rates by the Federal Reserve System could negatively impact the Company's net interest revenues in future periods. Management notes, however, that these cuts and any further interest rate cuts might stimulate demand for loans in the future which could offset some of the decline in the Company's interest income.

To counter a portion of its asset sensitive interest rate position, the Bank entered into an interest rate "floor" in the amount of $10 million which expires in May 1999. The Bank paid a fixed premium of $47 for which it will receive the amount of interest on $10 million based on the difference of 7% and prime when prime is less than 7%. This protects the Bank against decreases in its net income when the prime decreases to less than 7%. Settlement, if any, is done quarterly and the Bank records the impact of this hedge on an accrual basis.

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

The table below summarizes the various capital ratios of the Company at September 30, 1998 and December 31, 1997.

Risk-based and Leverage Capital Ratios
(dollars in thousands)

Company                                                         September 30, 1998                 December 31, 1997
-------                                               ----------------------------------------------------------------------
Risk-based
----------                                                    Amount           Ratio            Amount            Ratio
                                                      ----------------------------------------------------------------------
Tier 1 capital                                               $29,809           10.58%           $29,167           11.28%
Tier 1 capital minimum requirement                            11,267            4.00             10,344            4.00
                                                      ----------------------------------------------------------------------
  Excess                                                     $18,542            6.58%           $18,823            7.28%
                                                      ======================================================================
Total capital                                                $33,344           11.84%           $32,415           12.53%
Total capital minimum requirement                             22,534            8.00             20,689            8.00
                                                      ----------------------------------------------------------------------
  Excess                                                     $10,810            3.84%           $11,726            4.53%
                                                      ======================================================================
Risk-adjusted assets                                        $281,677                           $258,608
                                                      ==================                 ==================

Leverage
--------
Tier 1 capital                                               $29,809            8.80%           $29,167            9.07%
Minimum leverage ratio requirement                            13,545            4.00             12,870            4.00
                                                      ----------------------------------------------------------------------
  Excess                                                     $16,264            4.80%           $16,297            5.07%
                                                      ======================================================================
Average total assets                                        $338,623                           $321,747
                                                      ==================                 ==================

Bank
----
Risk-based
----------
Tier 1 capital                                               $29,237           10.38%           $28,879           11.17%
Tier 1 capital minimum requirement                            11,264            4.00             10,341            4.00
                                                      ----------------------------------------------------------------------
  Excess                                                     $17,973            6.38%           $18,538            7.17%
                                                      ----------------------------------------------------------------------
Total capital                                                $32,771           11.64%           $32,126           12.43%
Total capital minimum requirement                             22,528            8.00             20,683            8.00
                                                      ----------------------------------------------------------------------
  Excess                                                     $10,243            3.64%           $11,443            4.43%
                                                      ======================================================================
Risk-adjusted assets                                        $281,602                           $258,533
                                                      ==================                 ==================

Leverage
--------
Tier 1 capital                                               $29,237            8.50%           $28,879            8.97%
Minimum leverage ratio requirement                            13,757            4.00             12,881            4.00
                                                      ----------------------------------------------------------------------
  Excess                                                     $15,480            4.50%           $15,998            4.97%
                                                      ======================================================================
Average total assets                                        $343,914                           $322,014
                                                      ==================                 ==================

To allow for the effective management of capital, the Board of Directors has approved the repurchase from time-to-time of up to $3.5 million of its common stock through open market or privately negotiated transactions. Through September 30, 1998, the Company had repurchased 77,300 shares for a total price of $3.1 million.

Liquidity

Management strives to maintain a level of liquidity sufficient to meet customer requirements for loan funding and deposit withdrawals in an economically feasible manner. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan demand, capital expenditures, and prevailing and anticipated economic conditions. SJNB's business is generated primarily through customer referrals and employee business development efforts; however the Bank could utilize purchased deposits to satisfy temporary liquidity needs.

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks, short-term securities held to maturity, and securities available for sale less short-term borrowings. At September 30, 1998, consolidated net liquid assets totaled $87 million or 25% of consolidated total assets as compared to $62 million or 19% of consolidated total assets at December 31, 1997. The increase in the liquid assets is due to the growth of the deposits. See "Funding." In addition to the liquid asset portfolio, SJNB also has available $17 million in lines of credit with five major commercial banks, a collateralized repurchase agreement with a maximum limit of $30 million (of which none has been utilized at September 30, 1998), the guaranteed portion of the SBA loan portfolio of approximately $16 million, and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $4 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 20% of total deposits on September 30, 1998 and 18% at December 31, 1997.

Recently one of the Bank's significant depositors was acquired by a large multi-national corporation. In this connection the parent of the Bank's customer consolidated domestic operations in the Midwest. The impact of this move will be the withdrawal of approximately $18 million included in money market savings accounts over a six to nine month period commencing during the fourth quarter of 1998. Management believes it has adequate liquidity and additional sources of funds to replenish the loss of these accounts.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan portfolio consists primarily of floating rate, short-term loans. On September 30, 1998, approximately 41% of total consolidated assets had maturities under one year and 82% of total consolidated loans had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan portfolio, and loan agreements which generally require monthly interest payments, provide the Company with a secondary source of liquidity. There are no material commitments for capital expenditures in 1998.

Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1997 or the first nine months of 1998.

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

The Company's balance sheet position at September 30, 1998 was asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. Management believes there has been no significant change in the Bank's market risk exposures disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. See "Summary of Financial Results - Net Interest Income."

On September 30, 1998, the Federal Open Market Committee ("FOMC") decreased its target rate for interbank borrowings to 5 1/4%. As a result, most domestic banks decreased their prime lending rate to 8 1/4%, which was matched by SJNB. Additionally, on October 21, 1998 the FOMC decreased its target rate for interbank borrowings to 5% and reduced its discount rate to 4 3/4%. In management's view, the future effect of there rate decreases is not precisely determinable due to the many factors influencing the Bank's net interest margin, including the repricing of deposits, a change in mix of the loan and deposit portfolios, changes in relative volume, the speed in which fixed rate loans are repriced, discretionary investment activities and other factors, although the Bank's margin will likely be negatively impacted.

In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis must be considered. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Further, certain earning assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors when implementing its interest rate risk management activities, including the utilization of certain interest rate hedges. Considering the above it is estimated that the annual impact of the 25 basis point decrease in the Bank's prime rate on a pre-tax basis would be a decrease in income of approximately $270 or $162 after tax.

                                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material pending legal proceedings other than as previously disclosed. Material legal proceedings and changes were reported in the Company's Form 10-K for the year ended December 31, 1997 and the Company's Form 10-Q for the six months ended June 30, 1998; and, subsequent thereto, there have been no material changes in said proceedings.

Item 2.  Changes in Securities
------------------------------
Not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Not applicable.

Item 5.  Other Information
--------------------------
Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)    Exhibits

         The following exhibits are filed as part of this report:

                  (3) a. The Registrant's restated Articles of Incorporation.

                  (3) b. The Registrant's restated bylaws as of July 23, 1998.

                *(10) a. The Registrant's 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit
                             4.1 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

                *(10) b. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit
                             (10)f. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30,1995.

                *(10) c. The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from
                             Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

                *(10) d. The form of Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

                *(10) e. The Registrant's 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit
                             (10) i. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

                *(10) f. Amendment No. 1 to the 1992 Director Stock Option Plan is hereby incorporated by reference to Exhibit
                             (10)i. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30,1995.

                *(10) g. The form of Stock Option Agreement being utilized under the 1992 Director Stock Option Plan is hereby incorporated by reference from Exhibit (10) j. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

                *(10) h. The Registrant's Amended 1996 Stock Option Plan is incorporated by reference to exhibit 99.1 of the Registrant's Form S-8 filed July 1, 1998.

                *(10) i. Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit
                             (10) m. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended June 30, 1996.

                *(10) j. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended June 30, 1996.

                 (10) k. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

                 (10) l. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995 and September 21, 1995, for premises at 95 South Market Street, San Jose CA is hereby incorporated by reference to Exhibit (10)
                             o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

                 (10) m. Sublease by and between Greater Unified Management Businesses, Inc. (d.b.a. as Logistics) and SJNB Financial Corp., dated January 15, 1996, and as amended March 19, 1996, for premises at 95 South Market Street, San Jose CA is hereby incorporated by reference to Exhibit (10) s. of the Registrant's Quarterly Form 10-QSB for the quarterly period ended June 30, 1996.

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

                              SJNB FINANCIAL CORP.
                                                    (Registrant)



Date:  November 10, 1998                         /S/ J. Kenny
                                                 -------------------------------
                                                 James R. Kenny
                                                 President and
                                                 Chief Executive Officer



Date:  November 10, 1998                          /S/ E. Blakeslee
                                                 -------------------------------
                                                 Eugene E. Blakeslee
                                                 Executive Vice President and
                                                 Chief Financial Officer (Chief
                                                 Accounting Officer)