Form 10-K
period 1998-12-31
SJNB FINANCIAL CORP
filed 1999-03-22
CIK 721161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K
   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to ____________________

                         Commission File Number 0-11771

                              SJNB Financial Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                     77-0058227
-----------------------------------               -----------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA                95113
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code    (408) 947-7562
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:     NONE
                                                           -------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, no par value
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on a market value of $27.00 per share (the closing price of the Common Stock, as of March 18, 1999) was $63,410,000.

Number of shares of common stock outstanding as of March 18, 1999: 2,348,531 shares

                      Documents incorporated by reference:
Portions of the registrant's definitive proxy statement for the registrant's 1999 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.


                                TABLE OF CONTENTS

PART I
                                                                                                           Page
                                                                                                           ----
     Item 1 - Business                                                                                       1

     Item 2 - Properties                                                                                    12

     Item 3 - Legal Proceedings                                                                             12

     Item 4 - Submission of Matters to a Vote of Security Holders                                           13

PART II

     Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters                         13

     Item 6 - Selected Financial Data                                                                       15

     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
              Operation                                                                                     16

     Item 7A- Quantitative and Qualitative Disclosures about Market Risk                                    34

     Item 8 - Financial Statements and Supplementary Data                                                   35

     Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                                                    61

PART III

     Item 10 - Directors and Executive Officers of the Registrant                                           61

     Item 11 - Executive Compensation                                                                       61

     Item 12 - Security Ownership of Certain Beneficial Owners and Management                               61

     Item 13 - Certain Relationships and Related Transactions                                               61

PART IV

     Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K                              61

SIGNATURES                                                                                                  64

                                     PART I
                                     ------



ITEM 1.  BUSINESS
-----------------


Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; the declining health of the economy, either nationally or regionally; the deterioration of credit quality, which could cause an increase in the provision for possible loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County real estate and high tech industries; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; risks associated with the Year 2000 which could cause disruptions in the Company's operations; and changes in the securities markets. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. See also the section included herein entitled "Year 2000 Problem" and "Certain Additional Business Risks" and other risk factors discussed elsewhere in this Report.


General

SJNB Financial Corp. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated under the laws of the State of California on April 18, 1983. Its principal office is located at One North Market Street, San Jose, California 95113, and its telephone number is (408) 947-7562.

The Company owns 100% of the issued and outstanding common shares of San Jose National Bank (referred to herein as "SJNB" or "the Bank"). The Bank was incorporated on November 23, 1981 and commenced business in San Jose, California, on June 10, 1982. The Company acquired Business Bancorp ("BB") and its wholly-owned subsidiary, California Business Bank ("CBB"), on October 1, 1994. Operations of the Company and BB were consolidated into a single location at One North Market Street, San Jose, California 95113. SJNB engages in the general commercial banking business with special emphasis on the banking needs of the business and professional communities in San Jose and the surrounding areas.

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

On May 22, 1998, SJNB acquired all of the stock of a private company, Epic Funding Corporation ("Epic"), pursuant to a definitive agreement dated April 13, 1998. In connection with the acquisition, which was structured as a tax-free reorganization, SJNB issued 12,223 shares of its common stock and paid $110,000 to Epic's sole shareholder in exchange for all of Epic's outstanding stock. The total purchase price for Epic was $611,000, while Epic's net equity was $28,000. Goodwill amounted to $759,000, including certain expenses of the transaction. Epic provides direct and vendor lease programs and accounts receivable financing to manufacturers and equipment users throughout California and across parts of the United States. Epic is now a wholly-owned subsidiary of the Bank. Epic's office is located in Danville, California, together with a small de novo branch of the Bank at the same facility which opened July 1, 1998.

SJNB accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial and other installment and term loans and offers other customary banking services. SJNB offers banking services generally, but it places primary emphasis on lending for real estate purposes and specialized lending to businesses and professionals. Loans for real estate purposes include term financing for commercial facilities and real estate construction loans mainly for residential and commercial properties. Loans to businesses and professionals include accounts receivable financing, equipment financing, commercial loans, SBA loans and letters of credit. The Company provides commercial banking, factoring and leasing services principally through the Bank, the Bank's Financial Services Division and Epic. Although the Bank has neither a trust nor an international banking department, it has arranged to provide these services through its correspondent banks. As a bank holding company, the Company is authorized to engage in the activities permitted under the BHCA and regulations thereunder.

Year 2000 Problem
-----------------

The "Year 2000 issue" relates to the fact that many computer programs and other technology utilizing microprocessors use only two digits to represent a year, such as "98" to represent "1998." In the year 2000 ("Y2K"), such programs/processors could incorrectly treat the year 2000 as the year 1900. The Company's business is dependent on technology and data processing. As a result, it has created a Year 2000 team whose members are familiar with the Company's business and operations. This issue has grown in importance as the use of computers and microprocessors has become more pervasive throughout the economy, and interdependencies between systems has multiplied. The issue must be recognized as a business problem, rather than simply a computer problem, because of the way its effects could ripple through the economy. The Company could be affected either directly or indirectly by the Year 2000 issue. This could happen if any of its critical computer systems or equipment containing embedded logic fail, if the local infrastructure (electric power, communications, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are significantly impacted by their internal systems or those of their customers or suppliers.

The Company does not rely on its own data processing software for its mission-critical needs. Rather, it uses outside vendors to license software and/or data processing services for its critical applications such as data and item processing and customer statements. The Company is also dependent on an IBM AS/400 computer and OS/400 operating system, as well as personal computers connected on a local area network. The foregoing systems are classified by the Company as mission-critical information technology ("IT") systems.

The Company's business also involves non-IT products and services, some of which have embedded technology which might not be Year 2000 compliant. Some non-IT products and services involve various infrastructure issues such as power, communications and water, as well as elevators, ventilation and air conditioning equipment. The Company classifies power and communications as non-IT mission-critical systems.

The Company's application software, data processing vendors, computer operating systems, local area network and the power and communication infrastructure provide critical support to substantially all of its business and operations. Failure to successfully complete renovation, validation and implementation of its mission-critical IT systems could have a material adverse effect on the operations and financial performance of the Company. Moreover, Year 2000 problems experienced by significant vendors or customers of the Company or power or communications systems could negatively impact the business and operations of the Company even if its own critical IT systems are capable of functioning satisfactorily. Due to the numerous issues and problems which might arise and the lack of guarantees concerning Year 2000 readiness from non-IT service providers such as power and communication systems vendors, the Company cannot quantify the potential cost of problems if the Company's renovation and implementation efforts or the efforts of significant vendors or customers are not successful.

     State of Readiness

The Company has conducted a comprehensive review of its IT systems to identify systems that present Year 2000 issues. The Company has developed a plan which it believes should satisfactorily resolve Year 2000 problems related to its mission-critical IT systems. The Company's Y2K team has also utilized external resources provided by its outside vendors and a consultant hired to assist the Company. Management initially anticipated that renovation and validation (testing) of its critical IT systems would be completed by December 31, 1998.

While this process has taken somewhat longer than anticipated, initial testing and validation of mission-critical systems was substantially completed as of February 26, 1999.

The Company converted to a new core processing system (which handles accounting for loans, deposit accounts and general ledger) in November 1997. The conversion to this system was not based on Year 2000 issues; however, the vendor of this system represented to the Company that the system was Y2K compliant. Vendors of the Company's other critical IT systems have also informed the Company that their products/systems are Y2K compliant. Based on information provided by outside service providers and its testing process the Company believes that its mission-critical IT systems are substantially Y2K compliant. The Company intends to work with its vendors to resolve any other issues discovered during the testing process. The Company plans to complete secondary testing, where it is deemed appropriate, by June 30, 1999.

The Company ran tests on its core processing system at a remote disaster recovery site during October 1998 with technical assistance from the vendor and an outside consultant. Actual data from a prior period was used to conduct future date tests. The Company is also monitoring the Y2K readiness of its outside item processing and operating system vendors.

By February 28, 1999, the Company had also tested 95% of its critical network applications and 83% of its non-critical network applications. The Company's target for completion of non-critical IT application testing is March 31, 1999. The Company cannot test for Y2K readiness of its power and telecommunication vendors, although the Company is monitoring their readiness. Additionally, at the date of this Report management of the Company had not identified any serious problems with any of its mission-critical systems.

     Costs

The Company is expensing all period costs associated with the Year 2000 problem. Through December 31, 1998, the amount of such expenses had been approximately $120,000. Management estimates that the Company will incur approximately an additional $85,000 in Year 2000 related expenses in fiscal 1999. There can be no assurance that these expenses will not increase as further testing and assessment of vendor and customer readiness and contingency planning for the Year 2000 continues. The above cost estimates include costs for consultants, running tests and technical assistance from vendors, as well as development of contingency plans and costs of communicating with customers concerning Year 2000 issues. These costs exclude the cost of the Company's internal staff time and systems or products which were replaced for other business reasons.

     Risks

It is inherently difficult to predict the future outcome of most events. The Y2K issue is no exception due to the complexity of technology, the numerous variables and the inability to assess the impact of the Year 2000 problem on the local, national and international economy. Management has identified a long-range, most reasonably likely, worst-case scenario. This scenario suggests that the Y2K problem might negatively impact some significant customers and non-IT vendors/products through the failure of the customer and /or vendor to be prepared or the impact on them of the failure of their own vendors and customers. Management believes that this scenario could occur in conjunction with an economic recession arising from the Y2K problem. The Bank's asset quality and earnings could be adversely impacted in that event. It is not possible to predict the effect of this Y2K scenario on the economic viability of the Bank's customers and the related adverse impact it may have on Company's the financial position and results of operations, including the level of the Bank's provision for possible loan losses in future periods. Further, there can be no assurance that other possible adverse scenarios will not occur.

The Company presently believes that, based upon its Year 2000 testing program and assuming representations of Year 2000 readiness from significant vendors and customers are accurate, the Year 2000 issue should not pose significant operational risks for the Company's IT systems. However, other significant risks relating to the Year 2000 problem are that of the unknown impact of this problem on the operations of the Bank's customers and vendors, the impact of infrastructure failures such as power, communications and water on the Company's IT systems, the economy and future actions which banking or securities regulators may take.

The Company is making efforts to ensure that its customer base is aware of the Year 2000 problem. In addition to seminars for and mailings to its customer base, the Bank has amended its credit policy and credit authorization documentation to include consideration regarding the Year 2000 problem.

Significant customer relationships have been identified, and such customers are being contacted by the Bank's account officers to determine whether they are aware of Year 2000 risks and whether they are taking preparatory actions. An initial assessment of these customers was substantially completed in late 1998. The Company is taking follow-up action in 1999 based on the results of this assessment.

The Company has also attempted to contact major vendors and suppliers of non-software products and services (including those where products utilize embedded technology) to determine the Year 2000 readiness of such organizations and/or the products and services which the Company purchases from such organizations. The Company is monitoring reports provided by such vendors regarding their preparations for Year 2000. This is an ongoing process, and the Company intends to continue to monitor information provided by such vendors through the century date change.

Federal banking regulators have responsibility for supervision and examination of banks to determine whether they have an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing and coordinating Year 2000 processing capabilities with their customers, vendors and payment system partners. Examiners are also required to assess the soundness of an institution's internal controls and to identify whether further corrective action may be necessary to ensure an appropriate level of attention to Year 2000 processing capabilities. Management believes it is currently in compliance with the federal bank regulatory guidelines and timetables.

     Contingency Plans

The Company had developed contingency plans for its mission-critical software systems, in the event they do not successfully pass the Company's Year 2000 testing. Generally this has involved the identification of an alternate vendor or other actions the Company could take, as well as the establishment of a trigger date to implement the contingency plan. The Company is currently working to develop further contingency plans to address potential business disruptions which might result from Year 2000 issues. This will involve, among other things, procedures to be followed in the event of a power failure, communications failure, or system failure which occurs despite the testing which has been performed. Management intends to have an independent party review the feasibility of its business resumption plan. This process is not expected to be completed until on or about June 30, 1999.


Service Area
------------

The principal service area of SJNB includes the County of Santa Clara and its contiguous counties, including San Mateo, Alameda, Contra Costa, Santa Cruz and San Benito.


Employees
---------

At December 31, 1998, SJNB had 85 full-time officers and employees and 23 part-time employees for a total of 99 employees on a full-time equivalent basis. Certain of the Bank's officers are also officers of the Company. None of the Bank's employees are represented by a union. Management believes that employee relations are good.


Supervision and Regulation
--------------------------

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

Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the prior approval of the FRB.

The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. However, a bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

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

Under California law, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing five year old California bank or industrial loan company by merger or purchase;
(b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (c) the Commissioner is authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California bank.

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled "Restrictions on Dividends and Other Distributions" for additional restrictions on the ability on the Company and the Bank to pay dividends.

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

Comprehensive amendments to Regulation Y became effective in 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval,
(ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as "well-run," both it and the insured depository institutions that it controls must meet the "well-capitalized" and "well-managed" criteria set forth in Regulation Y.

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

To qualify as "well-managed": (i) each of the bank holding company, its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating, rating for management and rating for compliance which were at least satisfactory; (ii) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings; and (iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

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

     Capital Standards

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

In determining the capital level the Bank is required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles ("GAAP") and has special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of the Bank.

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

On October 1, 1998, the FDIC adopted two rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions. The second rule permits limited amounts of unrealized gains on debt and equity securities to be recognized for risk-based capital purposes as of September 1, 1998. The FDIC rules also provide that a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well-capitalized under the FDIC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

In addition to the risked-based guidelines, the federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

As of December 31, 1998, the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 1998 (amounts in thousands except percentage amounts).

-----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands, except percentages)
                                                               Actual                         Well              Minimum
                                               ---------------------------------------    Capitalized           Capital
                 The Company                        Capital              Ratio               Ratio           Requirement
-----------------------------------------------------------------------------------------------------------------------------

Leverage                                            $30,798             9.10%                 5.0%                4.0%
Tier 1 Risk-based                                    30,798            10.56                  6.0                 4.0
Total Risk-based                                     34,457            11.82                 10.0                 8.0
                  The Bank
-----------------------------------------------------------------------------------------------------------------------------
Leverage                                            $30,125             8.88%                 5.0%                4.0%
Tier 1 Risk-based                                    30,125            10.33                  6.0                 4.0
Total Risk-based                                     33,783            11.59                 10.0                 8.0



The federal banking agencies must take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. The federal banking agencies must also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a bank's capital adequacy.

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

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

  "Well capitalized"                       "Adequately capitalized"
  ------------------                       ------------------------
  Total risk-based capital of 10%;         Total risk-based capital of 8%;
  Tier 1 risk-based capital of 6%; and     Tier 1 risk-based capital of 4%;
  Leverage ratio of 5%.                    and Leverage ratio of 4%.


  "Undercapitalized"                       "Significantly undercapitalized"
  ------------------                       --------------------------------
  Total risk-based capital less than 8%;   Total risk-based capital less than
  Tier 1 risk-based capital less than 4%;  6%; Tier 1 risk-based capital less
  or Leverage ratio less than 4%.          than 3%; or Leverage ratio less than
                                           3%.

  "Critically undercapitalized"
  -----------------------------
   Tangible equity to total assets less than 2%.

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.

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

The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

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

The Federal Banking agencies also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

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

     Recently Enacted Legislation

During 1996, new federal legislation amended the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conversation and Recovery Act to provide lenders and fiduciaries with greater protections from environmental liability. In June 1997, the U.S. Environmental Protection Agency ("EPA") issued its official policy with regard to the liability of lenders under CERCLA as a result of the enactment of the Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996.

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

The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business.

     Pending Legislation and Regulations

There are pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities," including insurance companies and securities firms.

Certain other pending legislative proposals include bills to let banks pay interest on business checking accounts, to require "know your customer" policies, to cap consumer liability for stolen debit cards, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.

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

The enactment of the Interstate Banking and Branching Act in 1994 and the California Interstate Banking and Branching Act of 1995 have increased competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

At present there are approximately 368 banking offices in the geographic area served by SJNB, including offices of major chain banks and other independent banks. There are also approximately 173 offices of savings banks. Of these there are 216 offices of commercial banks (and 106 offices of savings banks) in Santa Clara County, which is the principal market area for the San Jose office. In addition, there are 152 offices of commercial banks (and 67 offices of savings banks) in the Danville office's primary market area. Total deposits of the combined area are approximately $43 billion as of June 30, 1998, of which the Bank has approximately a 0.7% share. In the San Jose's office market area, the Bank's market share is approximately 1.9% of the deposits in that market.

Presently, there are approximately seven other independent banks in Santa Clara County. Three of the independent banks--Heritage Bank of Commerce, Cupertino National Bank, and Silicon Valley Bank--emphasize commercial banking services and, therefore, create direct competition for the services that SJNB offers to the business and professional communities in its market area.

The Bank's Financial Services Division and Epic also compete with many of the major and independent banks within their respective marketing areas. The Bank and Epic also compete with companies solely in the factoring or leasing business. Such companies may offer products and services which traditionally are not offered by banking institutions.


Certain Additional Business Risks
---------------------------------

The Company's business, financial condition, operating results and prospects can be impacted by a number of factors, including, but not limited to, those set forth in the paragraphs below. Any one of these stated risks could cause the Company's actual results in the future to vary from the Company's anticipated future results.

Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price of the Common Stock. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of Common Stock, of which approximately 2,449,791 shares were outstanding at December 31, 1998. Pursuant to its stock option plans, the Company had outstanding options to purchase an aggregate of 425,650 shares of Company Common Stock at December 31, 1998. As of the same date, 158,755 shares of Company Common Stock remained available for option grants under the Company's stock option plans.

The Company has previously announced its intention to pursue acquisitions of other financial services companies from time to time when such acquisitions are believed by the Company to enhance shareholder value or satisfy other strategic objectives of the Company. Other acquisitions, if any, could be accomplished by the issuance of additional shares of Company Common Stock or other securities convertible into or exercisable for such Common Stock. Sales of substantial amounts of Company Common Stock in the public market or due to acquisitions could adversely affect the market price of the Common Stock.

The loan and lease portfolio of the Company is dependent on real estate. At December 31, 1998, real estate served as the principal source of collateral with respect to approximately 55% of the Company's loan and lease portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available for sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value of the Company's Common Stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

The Bank is subject to certain operational risks including, but not limited to, data processing system failures and errors and customer or employee fraud. The Bank maintains a system of internal controls to mitigate such occurrences and maintains insurance coverage for such risks. Should such an event occur that was not prevented or detected by the Bank's internal controls or that was uninsured or in excess of the applicable insurance limits, it could have a significant negative impact on the Company's financial condition or results of operations.

The risks associated with the "Year 2000" problem involve both operational issues relating to the Bank's data processing systems and the impact of this problem on the operations of the Bank's customers. Both of these issues could have a significant negative impact on the Company's financial condition or results of operations, including the level of the Bank's provision for possible loan and lease losses in future periods. See "Year 2000 Problem."


Statistical Data
----------------

Certain consolidated statistical information concerning the business of the Company appears on page 15, under the caption "Selected Financial Data;" on pages 16 through 33, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation;" on page 34, under the caption "Quantitative and Qualitative Disclosures about Market Risk;" and on pages 35 through 60, in the Company's Consolidated Financial Statements. Ratios relating to the Company's Return on Equity and Assets appear on page 15. The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" should be read in conjunction with the information in Item 1 herein and the Company's Consolidated Financial Statements.


ITEM 2:  PROPERTIES
-------------------

The Company shares common quarters with SJNB's main branch at One North Market Street, San Jose, California, 95113. The building was purchased by the Bank in 1985 and consists of approximately 24,000 square feet of basement, ground floor and second floor space. It is constructed and equipped to meet prescribed security requirements.

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

The Bank and its subsidiary, Epic, share 3,000 square feet of leased facilities in Danville, California. The monthly lease expense is $6,000 with annual increases in 1999 and 2000. The lease expires July 2001.

In the opinion of management, adequate insurance is being maintained on these properties.



ITEM 3:  LEGAL PROCEEDINGS
--------------------------

Other than as set forth below, neither the Company nor the Bank is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of the Bank's business and incidental to its business, none of which are expected to have a material adverse impact upon the Company's or the Bank's business, financial position or results of operations.

During 1995, the Bank (along with Comerica Bank-California, Santa Clara Land Title and three principals of Century Loan Corporation) was served with a civil complaint in a class action lawsuit filed in the Superior Court of Santa Clara County, California. The lawsuit stemmed from the failure of Century Loan, a real estate investment company now in bankruptcy, which borrowed approximately $750,000 from the Bank during 1994. Plaintiffs were persons who invested in deeds of trust sold by Century Loan. Their complaint alleged that they were defrauded by Century Loan and its principals and that the Bank and other defendants aided and abetted a fraudulent Ponzi scheme by the principals of Century Loan.

The Court granted class certification to the Plaintiffs in December 1995, permitting them to proceed on behalf of all Century Loan investors. On November 26, 1996, the Court granted summary judgment in favor of the Bank on all of the Plaintiff's claims against it. The Court found no evidence that the Bank had participated in any conspiracy with, or aided and abetted, Century Loan. On December 4, 1996, the Court entered judgment in favor of the Bank, dismissing the Plaintiffs' claims. Plaintiff's motion for a new trial was denied on January 27, 1997 and has subsequently been appealed. Plaintiffs have filed their opening brief on appeal. Counsel for the Bank has filed a responsive brief. The California Bankers Association has filed an amicus (friend-of-the-court) brief arguing in favor of the Bank's position. Oral argument has not yet been scheduled. On February 11, 1999, the Court of Appeals requested from all parties involved supplemental briefs on several issues. The briefs were submitted
March 15, 1999, and oral arguments are scheduled for April 28, 1999.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                     PART II
                                     -------



ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------


As of March 18, 1999, the Company had 2,348,531 shares of Common Stock outstanding, held by approximately 1,800 beneficial shareholders. The Company's Common Stock is listed on the NASDAQ National Market System under the symbol "SJNB." Market makers of the Company's Common Stock include: Hoefer & Arnett, Inc., Wedbush Morgan Securities, Inc., Sandler O'Neill & Partners, Keefe Bruyette & Woods, Inc., Knight Securities L.P., and Torrey Pines Securities Inc.

Stock Price
-----------

The following sets forth the high and low sales prices for the Company's Common Stock during the periods indicated, as reported by NASDAQ, and the per share cash dividends declared on the Common Stock during such periods.

QUARTERLY COMMON STOCK PRICE
-------------------------------------------------------------------------------
                                             Price
                                        of Common Stock                 Cash
                                     High              Low            Dividends
-------------------------------------------------------------------------------
                        1997
-------------------------------------------------------------------------------
First Quarter                        $26.00            $18.75           -----
Second Quarter                        26.00             22.50            $.21
Third Quarter                         32.25             24.75           -----
Fourth Quarter                        42.00             30.75             .24
-------------------------------------------------------------------------------
                                                                          .45
-------------------------------------------------------------------------------
                        1998
-------------------------------------------------------------------------------
First Quarter                         37.00             33.50             .14
Second Quarter                        43.25             35.00             .14
Third Quarter                         43.25             26.00             .14
Fourth Quarter                        29.00             26.00             .14
-------------------------------------------------------------------------------
                                                                          .56
-------------------------------------------------------------------------------
                        1999
-------------------------------------------------------------------------------
First quarter (through March 12, 1999)28.50             26.00             .14*

*Declared by the Board of Directors on January 27, 1999 and payable on March 1, 1999 to shareholders of record on February 8, 1999.

The Company's Board of Directors considers the advisability and amount of proposed dividends each year. Future dividends will be determined after consideration of the Company's earnings, financial condition, future capital funds, regulatory requirements and such other factors as the Board of Directors may deem relevant. The Company's primary source of funds for payment of dividends to its shareholders will be receipt of dividends and management fees from the Bank. The payment of dividends by a bank is subject to various legal and regulatory restrictions. See "Business - Supervision and Regulation - Restrictions on Dividends and Other Distributions."

From 1993 through 1997, the Company maintained a policy of paying semi-annual dividends to its shareholders. Effective with the first quarter of 1998, the Company adopted a policy to pay quarterly cash dividends to its shareholders. It is the intention of the Company to continue the payment of dividends, subject to financial results and other factors which could limit or restrict dividends as more fully discussed elsewhere herein.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

The following presents selected financial data and ratios for the five years ended December 31, 1998:

(dollars in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------
                                                                        As of and for the Years Ended December 31,


STATEMENT OF OPERATIONS DATA :                                   1998        1997         1996         1995         1994
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                              $20,254     $18,489     $16,468       $14,295      $9,749
Provision for possible loan and lease losses                        (300)       (705)       (190)       (1,045)       (600)
Other income                                                       1,059       1,013         846           966         744
Other expenses                                                   (11,497)     (9,910)     (9,635)       (8,797)     (6,676)
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                         9,516       8,887       7,489         5,419       3,217
Income taxes                                                       3,975       3,773       3,198         2,395       1,354
==============================================================================================================================
Net income                                                        $5,541      $5,114      $4,291        $3,024      $1,863
==============================================================================================================================
PER SHARE DATA:
------------------------------------------------------------------------------------------------------------------------------
Net income per share - basic                                       $2.23       $2.04       $1.73         $1.27       $1.05
Net income per share - diluted                                      2.11        1.94        1.64          1.22        1.00
Cash dividends per share                                            0.56        0.45        0.33          0.21        0.16
Shareholders' equity per share                                     14.48       13.30       12.14         11.02        9.92
Tangible shareholders' equity per share                            12.84       11.80       10.40          9.06        7.84
==============================================================================================================================
BALANCE SHEET DATA:
------------------------------------------------------------------------------------------------------------------------------
Balance sheet totals-end of year:
  Assets                                                        $349,934    $324,919    $309,403      $252,195    $205,949
  Loans and leases                                               261,380     228,972     198,627       170,800     149,408
  Deposits                                                       302,442     270,345     244,639       196,692     180,287
  Shareholders' equity                                            35,482      33,159      31,205        26,658      23,442
Average balance sheet amounts:
  Assets                                                        $337,185    $314,460    $274,868      $222,913    $153,717
  Loans and leases                                               236,971     212,795     183,367       152,820     112,818
  Earning assets                                                 313,605     286,585     251,156       202,996     140,445
  Deposits                                                       292,502     265,340     217,716       183,282     133,897
  Shareholders' equity                                            34,097      31,091      28,288        24,898      18,210
==============================================================================================================================
SELECTED RATIOS:
------------------------------------------------------------------------------------------------------------------------------
Return on average equity                                           16.25%      16.45%      15.17%        12.15%      10.23%
Return on average assets                                            1.64        1.63        1.56          1.36        1.21
Efficiency ratio (non-interest expense
 as a percentage of total revenues)                                53.94       50.82       55.65         57.64       63.62
Efficiency ratio excluding the amortization of
  intangibles and goodwill                                         51.80       48.39       52.77         53.92       62.04
Dividend payout ratio                                              25.08       21.95       19.30         16.67       17.18
Average equity to average assets                                   10.11        9.89       10.29         11.17       11.85
Leverage capital ratio                                              9.10        9.07        9.28          9.00        9.33
Nonperforming loans and leases to total loans                       0.09        0.18        0.27          0.52        3.67
Net chargeoffs to average loans and leases                          0.01        0.10        0.04          0.33        1.11
Allowance for loan and lease losses to total loans                  1.83        1.96        2.02          2.25        2.22
Allowance for loan and lease losses to
  nonperforming loans                                           1,983.00    1,060.00      733.00        430.00       60.00
==============================================================================================================================


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATION
--------------------

This Annual Report on Form 10-K includes forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; the declining health of the economy, either nationally or regionally; the deterioration of credit quality, which could cause an increase in the provision for possible loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County real estate and high tech industries; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; risks associated with the Year 2000 which could cause disruptions in the Company's operations; and changes in the securities markets. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. See also the sections included herein entitled "Business - Year 2000 Problem" and "Business - Certain Additional Business Risks" and other risk factors discussed elsewhere in this Report.

The purpose of the following discussion is to provide information pertaining to the financial condition and results of operations of the Company that may not be apparent from a review of the consolidated financial statements and related notes. It also incorporates certain statistical information that is required by Industry Guide 3 promulgated by the Securities and Exchange Commission. The discussion should be read in conjunction with the aforementioned consolidated financial statements, as found on pages 35 through 60. The interest earned and yields on nontaxable securities have been adjusted to a fully-taxable equivalent basis for all financial information presented in this Item 7.

Dollars are in thousands in the text for Item 7, except per share amounts or as otherwise noted.


Financial Review
----------------

     Earnings Summary

For the year ended December 31, 1998, the Company reported net income of $5.5 million or $2.11 per diluted share as compared to net income of $5.1 million or $1.94 per diluted share in December 31, 1997 (a 8% increase). Net income for the year increased over that of the previous year primarily due to an increase of $1.7 million in net interest income and a decrease in the loan and lease loss provision, partially offset by an increase in non-interest expense.

For the year ended December 31, 1997, the Company reported net income of $5.1 million or $1.94 per diluted share as compared to net income of $4.3 million or $1.64 per diluted share in December 31, 1996 (a 19% increase). Net income for the year increased substantially over that of the previous year primarily due to the increase of $2.0 million in net interest income offset by increases in the loan and lease loss provision and non-interest expense.

As of December 31, 1998, consolidated assets were $350 million, gross loans and leases were $261 million, and deposits were $302 million. Total consolidated assets increased $25 million from $325 million, and deposits grew $32 million from $270 million the previous year, representing an 8% and 12% increase, respectively. Loan and lease and deposit growth was generated by marketing and business development efforts of the Bank, in addition to the generating of a $10 million, ten year callable, floating rate (30 day LIBOR plus 5 basis points) certificate of deposit in December 1998.

     Net Interest Income and Margin

Net interest income is the principal source of the Company's operating earnings. Significant factors affecting net interest income are rates, volumes and mix of the loan, investment and deposit portfolios.

The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin for the three years ended December 31, 1998.




AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands)
                                                     1998                        1997                         1996
-------------------------------------------------------------------------------------------------------------------------------
                                                              Avg.                        Avg.                         Avg.
                                          Average            yield/   Average            yield/    Average             yield/
Assets                                    Balance  Interest Rate paid Balance  Interest Rate paid  Balance  Interest Rate paid
-------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans and leases, net (1)               $236,971  $24,858    10.49% $212,795  $22,732    10.68% $183,367  $20,422   11.14%
  Securities available for sale (2)         45,599    2,749     6.03    48,178    2,982     6.19    47,666    2,907    6.10
  Securities held to maturity:
    Taxable (3)                              8,653      534     6.17    11,929      806     6.76    12,356      813    6.58
    Nontaxable (4)                           3,852      291     7.56     2,916      235     8.06     2,866      227    7.91
  Money market investments                  18,530    1,024     5.53    10,767      586     5.44     4,901      258    5.26
Interest rate hedging instruments             ----       (9)   ----       ----       (9)   ----       ----       (9)   ----
------------------------------------------------------------          ------------------          ------------------
      Total interest-earning assets        313,605   29,448     9.39   286,585   27,332     9.54   251,156   24,618    9.80
------------------------------------------------------------          ------------------          ------------------
Allowance for possible loan and lease
  losses                                    (4,604)                     (4,162)                     (3,980)
Cash and due from banks                     14,805                      20,008                      15,944
Other assets                                 9,404                       7,835                       6,842
Core deposit intangibles and goodwill,
  net                                        3,975                       4,194                       4,906
===================================================                   ---------                   ----------
      Total                               $337,185                    $314,460                    $274,868
===================================================                   =========                   ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                $50,971    1,325     2.59   $46,126    1,178     2.55   $41,322    1,155    2.79
    Money market and savings               100,327    3,504     3.49    85,696    3,061     3.57    60,833    2,035    3.35
    Certificates of deposit:
      Less than $100                        13,387      680     5.07    14,987      792     5.28    14,628      802    5.48
      $100 or more                          60,293    3,256     5.40    53,662    2,964     5.52    46,794    2,608    5.57
------------------------------------------------------------          ------------------          ------------------
        Total certificates of deposit       73,680    3,936     5.34    68,649    3,756     5.47    61,422    3,410    5.55
------------------------------------------------------------          ------------------          ------------------
Other short-term borrowings                  4,976      312     6.26    12,610      754     5.98    24,467    1,459    5.96
------------------------------------------------------------          ------------------          ------------------
       Total interest-bearing              229,954    9,077     3.95   213,081    8,749     4.11   188,044    8,059    4.29
         liabilities
------------------------------------------------------------          ------------------          ------------------
Noninterest-bearing demand                  67,524                      64,869                      54,139
Accrued interest payable and
  other liabilities                          5,610                       5,419                       4,397
---------------------------------------------------                   ---------                   ----------
      Total liabilities                    303,088                     283,369                     246,580
---------------------------------------------------                   ---------                   ----------
Shareholders' equity                        34,097                      31,091                      28,288
---------------------------------------------------                   ---------                   ----------
       Total                              $337,185                    $314,460                    $274,868
===================================================---------          =========---------          ==========--------
Net interest income and margin (5)                  $20,370     6.50%           $18,583     6.48%           $16,559    6.59%
======================================================================         ===================          ===================

 (1)  Includes amortized loan fees of $1,309 for 1998, $1,014 for 1997 and $1,018 for 1996.  Nonperforming loans have been included in average loan balances.
 (2)  Includes dividend income of $147, $219 and  $217  received in 1998, 1997 and 1996, respectively.
 (3)  Includes dividend income of $31 received in 1998 through 1996.
 (4)  Adjusted to a fully taxable equivalent basis using  the federal statutory rate ($116 in 1998, $94 in 1997 and
      $91 in 1996).
 (5) The net interest margin represents the net interest income as a percentage of average earning assets.

The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 1998 and 1997:

VOLUME/RATE ANALYSIS
(dollars in thousands)
                                                     1998 vs. 1997                              1997 vs. 1996
----------------------------------------------------------------------------------------------------------------------------
                                                   Increase (decrease)                        Increase (decrease)
                                                     due to change in                           due to change in
-----------------------------------------------------------------------------------------------------------------------------
                                          Average       Average         Total        Average       Average         Total
                                          Volume          Rate         Change        Volume          Rate         Change
-----------------------------------------------------------------------------------------------------------------------------

Interest income:
  Loans and leases(1)                       $2,527         $(401)        $2,126        $3,098         $(788)        $2,310
  Securities:
    Available for sale                        (157)          (76)          (233)           31            44             75
    Taxable                                   (207)          (65)          (272)          (32)           25             (7)
    Nontaxable                                  70           (13)            57             4             4              8
  Money market investments                     429             9            438           319             9            328
-----------------------------------------------------------------------------------------------------------------------------
     Total interest income                   2,662          (546)         2,116         3,420          (706)         2,714
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest checking                            126            22            148            90           (67)            23
  Money market and savings                     514           (71)           443           880           146          1,026
  Certificates of deposits:
    Less than $100                             (82)          (31)          (113)           21           (31)           (10)
    $100 or greater                            359           (67)           292           379           (23)           356
  Other short-term borrowings                 (479)           37           (442)         (709)            4           (705)
-----------------------------------------------------------------------------------------------------------------------------
      Total interest expense                   438          (110)           328           661            29            690
-----------------------------------------------------------------------------------------------------------------------------
Interest rate hedging instruments             ----          ----           ----          ----          ----           ----
-----------------------------------------------------------------------------------------------------------------------------
Change in net interest income               $2,224         $(436)        $1,788        $2,759         $(735)        $2,024
=============================================================================================================================

(1) The effect of the change in loan fees is included as an  adjustment  to the average  rate and is  described  in greater detail below.

Consolidated net interest income (on a fully taxable equivalent basis) was $20.4 million in 1998, as compared to $18.6 million in 1997. The increase of $1.8 million in net interest income during 1998 was primarily a result of an increase in volume of $27 million in earning assets which amounted to approximately $2.2 million of net interest income and an increase of approximately $295 in loan fees. Late in 1998, the Federal Open Market Committee ("FOMC") decreased the interbank borrowing rate by 75 basis points and the Discount Rate by 50 basis points which resulted in a decrease in the Bank's prime rate from 8 1/2% to 7 3/4%. The Bank's average prime was 8.38% in 1998, as compared to 8.44% in 1997. In a declining rate environment, the Company must generally increase its earning assets in order to maintain net interest income growth.

Consolidated net interest income (on a fully taxable equivalent basis) was $18.6 million in 1997, as compared to $16.6 million in 1996. The $2.0 million increase in net interest income during 1997 was due primarily to an increase in the volume of earning assets. The Bank's net interest margin for 1997 was 6.48%, as compared to 6.59% in 1996. The decrease in the net interest margin was primarily due to the impact of the competitive market and the resulting pressure on loan interest rates and imputed financing cost of leases.

Loan fees contributed 5.3% of loan and lease portfolio interest during 1998, 4.5% in 1997 and 5.0% in 1996. This increase in the proportion of loan fees to total loan and lease interest in 1998 was due mainly to the impact of the increased activity in real estate construction. In prior years the declining ratio was primarily due to an increase in the competitive atmosphere relating to loan pricing, the overall level of interest rates and the higher proportion of SBA loans included in the loan portfolio (SBA loans generally have had lower origination fees).

Interest expense in 1998 was $9.1 million as compared to $8.7 million in 1997. The difference was due primarily to the increase in volume offset by the decrease in overall interest rate paid. Actual interest expense rates declined from 4.11% to 3.95%. This compares to a decrease in the yields on earning assets from 9.54% in 1997 to 9.39% in 1998.

Interest expense in 1997 was $8.7 million as compared to $8.1 million in 1996. This was mainly due to the increase in volumes. Actual interest expense rates declined from 4.29% in 1996 to 4.11% in 1997. This compares to a decrease in the yields on earning assets from 9.80% in 1997 to 9.54% in 1996.

During both periods, interest expense proportionately declined at a greater rate than interest income. It is management's opinion that this occurred because of measures taken by the Bank, which management believed to be the most efficient product pricing for deposit products.

A substantial portion of the Bank's deposits (an average of 23% in 1998, and 25% in each of 1997 and 1996) are non interest-bearing and therefore do not reprice when interest rates change. See "Funding." This is somewhat ameliorated by a significant amount of customer corporate account balances which are tied to earnings credits and utilized to offset bank service costs.

Due to the nature of the Company's lending markets, in which loans are generally tied to the Prime Rate, an increase in interest rates should positively affect the Company's future earnings, while a decline in interest rates would have a negative impact. In late 1998, market interest rates declined significantly due to several factors most notable of which were the strengthening of the dollar, the Asia crisis and the collective wisdom that inflation had receded. Should this "market" trend of declining interest rates continue during 1999, management believes the Bank could experience an additional increase in its cost of funds relative to the yields earned on its earning assets. This would produce a decrease in the Bank's net interest margin. According to the management's reasonable estimate on the impact of the changes in interest rates, it is estimated that for each 25 basis point decline in the prime rate, net interest income is negatively impacted by approximately $270.

The Company's net interest margin for the periods presented is high relative to its peer group, mainly due to its high proportion of non interest-bearing deposits and the impact of the Bank's Financial Services Division.

Net interest income also reflects the impact of nonperforming loans. The effect of nonaccrual loans on interest income for the years ended December 31, 1998 through 1994 was as follows:

NEGATIVE IMPACT OF NONACCRUAL LOANS
(dollars in thousands)                                                   For the Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------

                                                          1998          1997          1996          1995          1994
----------------------------------------------------------------------------------------------------------------------------
Interest revenue which would have been
  recorded under original terms                           $22           $61           $35          $111          $359
Interest revenue actually realized                         21            32            29            11           121
============================================================================================================================
Negative impact on interest revenue                        $1           $29            $6          $100          $238
============================================================================================================================

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

     Provision for Possible Loan and Lease Losses

The level of the allowance for possible loan and lease losses (and therefore the related provision) reflects the Company's judgment as to the inherent risks associated with the loan and factoring portfolios. Since estimates of the adequacy of the Company's allowance for possible loan and lease losses are based on foreseeable risks, such judgments are subject to change based on changing circumstances. Based on management's current evaluation of such risks, as well as judgments of the Company's regulators, additions of $300, $705 and $190 were made to the allowance for possible loan and lease losses in 1998, 1997 and 1996, respectively. Management's determinations of the provision in 1998, 1997 and

1996 were based on the measurement of the possibility of future estimated loan and lease losses through various objective and subjective criteria and the impact of net chargeoffs. See "Loan and Lease Portfolio" for a detailed discussion of asset quality and the allowance for possible loan and lease losses.

     Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 1998, 1997 and 1996.

OTHER INCOME
(dollars in thousands)                                  1998                         1997                      1996
----------------------------------------------------------------------------------------------------------------------------
                                                Amount       Percent       Amount      Percent       Amount      Percent
----------------------------------------------------------------------------------------------------------------------------

Depositor service charges                        $659        62.3%          $607        59.9%         $551        65.1%
Other operating income                            404        38.1            453        44.7           437        51.7
Net loss on securities available for sale          (4)       (0.4)           (47)       (4.6)         (142)      (16.8)
============================================================================================================================
    Total                                      $1,059       100.0%        $1,013       100.0%         $846       100.0%
============================================================================================================================


Other income totaled $1.1 million in 1998, $1.0 million in 1997 and $846 in 1996. The reduced levels of other income in 1996 were the result of the recognition of $142 of securities losses in that year.

     Other Expense

The components of other expense are set forth in the following table for the years ended December 31, 1998, 1997 and 1996.



OTHER EXPENSE AS A PERCENT OF AVERAGE ASSETS
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                1998                 1997                1996
                                                                Amount    Percent    Amount    Percent   Amount    Percent
-----------------------------------------------------------------------------------------------------------------------------

Salaries and benefits                                             $6,787    2.01%     $5,725     1.82%     $5,517    2.01%
Occupancy                                                            775     .23         725      .23         701     .26
Data processing                                                      663     .20         441      .14         554     .20
Amortization of core deposit intangibles and goodwill                457     .14         473      .15         499      .18
Client services                                                      443     .13         345      .11         247     .09
Business promotion                                                   332     .10         369      .12         365     .13
Legal and professional fees                                          315     .09         331      .11         369     .13
Other                                                              1,725     .51       1,573      .49       1,431     .53
-----------------------------------------------------------------------------------------------------------------------------
     Total                                                       $11,497    3.41%     $9,910     3.15%     $9,635    3.51%
=============================================================================================================================

Total other expenses increased approximately $1.6 million or 16.2% in 1998 as compared to 1997. The increase is primarily related to the acquisition of Epic Funding Corporation (which accounted for approximately $421 of the increase), salary increases of $328 during the first quarter of 1998, necessary to adjust officers' salaries based on competitive conditions and increased data processing expenses of $213 relating to the acquisition and implementation of a new processing system in November 1997.

In addition to the above, the Bank increased its number of its business development and lending personnel and incurred overall salary increases for the Bank's operating staff. Advertising and marketing costs increased due to effects of greater amounts expended on charitable donations, community support events and client entertainment. Client services paid by the Bank also increased due to the significant increase in services provided for client purposes.

Total other expenses increased approximately $275 or 2.8% in 1997 as compared to 1996. This was primarily due to the increase in salaries and benefits arising from staff growth related to the increased level of Bank's business activity and an increase in the provision for incentive payments for exceeding predefined goals. Business promotion and advertising expenses declined due to costs of promotions incurred in 1996 and none in 1997. In addition, the Bank's data processing costs declined due to the termination of payments for its previous data processing software. During 1997 the Bank acquired a new processing system for a total cost of approximately $600. This cost will be amortized over a five-year period commencing in November 1997. Amortization of core deposit intangibles is based on a declining balance method, and as such, the amount charged to expense will decline each year. Costs relating to client services increased approximately $100 during 1997 as compared to 1996 mainly due to the addition of significant clients utilizing services purchased by the Bank.

     Income Taxes

The effective tax rate was 42% in 1998, 42% in 1997 and 43% in 1996. The lower effective tax rates in 1998 and 1997 were primarily due to the reduction in the amount and proportion of amortization of the nondeductible portion of intangibles to pretax income arising in connection with the purchase of BB and Astra Financial Corp.

     Quarterly Income

The unaudited consolidated income statement data of the Company and the Bank, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth therein. The results of operations are not necessarily indicative of results for any future period. The following table shows the Company's unaudited quarterly income statement data for the years 1998 and 1997:

UNAUDITED QUARTERLY INCOME STATEMENT DATA
----------------------------------------------------------------------------------------------------------------------------
     (dollars in thousands, except per share     First quarter      Second quarter     Third quarter      Fourth quarter
                                    amounts)
                                               1998      1997      1998      1997      1998      1997      1998      1997
----------------------------------------------------------------------------------------------------------------------------

Net interest income                            $4,965    $4,208    $5,020    $4,635    $5,119    $4,675    $5,150    $4,971
Provision for possible loan and lease losses   -----     -----     -----       (180)     (150)     (215)     (150)     (310)
Other income                                      276       268       251       221       250       247       282       277
Other expenses                                 (2,779)   (2,387)   (2,731)   (2,526)   (2,934)   (2,463)   (3,053)   (2,534)
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                      2,462     2,089     2,540     2,150     2,285     2,244     2,229     2,404
Income taxes                                   (1,027)     (884)   (1,059)     (908)     (960)     (948)     (929)   (1,033)
----------------------------------------------------------------------------------------------------------------------------
Net income                                     $1,435    $1,205    $1,481    $1,242    $1,325    $1,296    $1,300    $1,371
============================================================================================================================
Net income per share - basic                     $0.57     $0.47     $0.59     $0.50     $0.54     $0.52     $0.53     $0.55
============================================================================================================================
Net income per share - diluted                   $0.54     $0.45     $0.56     $0.48     $0.51     $0.50     $0.51     $0.52
============================================================================================================================

The Company reported net income of $1.3 million for the quarter ended December 31, 1998, compared with net income of $1.4 million for the fourth quarter of 1997. The results for the fourth quarter of 1998 as compared to the same quarter a year ago reflect an increase in volume of earning assets ($316 million in 1998 compared to $297 million in 1997) offset by a decline in net interest margins (6.45% in 1998 and 6.48% in 1997). The loan and lease loss provision declined from $310 in 1997 to $150 in 1998. Other expenses increased $519, primarily as a result of increases in salaries, addition of business development and lending staff, the impact of the acquisition of Epic Funding Corporation and the opening of the branch office in Danville, CA. Data processing and telephone cost increases relate to the conversion of the Bank's November 1997 operating system and increased usage of internet and interoffice communication.


Financial Condition and Earning Assets
--------------------------------------

     Money Market Investments

Money market investments, which include federal funds sold and other short-term investments, were $22.3 million at December 31, 1998 as compared to $2.7 million at December 31, 1997. This increase relates to the reduction in year-end cash balances to $11.3 million at December 31, 1998 from $22.8 million in 1997 and a reduction in the amount of investment securities to $46.4 million at December 31, 1998 from $62.0 million in 1997.

The average balance of money market investments, which include federal funds sold and liquid money market investments, was $18.5 million in 1998 and $10.8 million in 1997. These balances represented 6% and 4% of average deposits for 1998 and 1997, respectively. They are maintained primarily for the short-term liquidity needs of the Bank. The increase in money market investments relates to the growth of certain volatile deposits. See "Capital and Liquidity."

     Securities

The following table shows the book value composition of the securities portfolio at December 31, 1998, 1997 and 1996. At December 31, 1998, there were no issuers of securities for which the aggregate book value of securities of such issuer held by the Bank exceeded 10% of the Company's shareholders' equity.

INVESTMENT SECURITIES COMPOSITION
 (dollars in thousands)                                                             December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                               1998                    1997                   1996
----------------------------------------------------------------------------------------------------------------------------

Investment securities available for sale:
  U. S. Treasury                                               $3,077                  $5,041                 $4,005
  U. S. Government Agencies                                    25,686                  34,327                 34,285
  Mortgage Backed                                               3,966                   5,171                  5,868
  Mutual funds                                                  2,487                   3,766                  3,886
----------------------------------------------------------------------------------------------------------------------------
    Investment securities available for sale                   35,216                  48,305                 48,044
----------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
  U. S. Treasury                                               $1,000                  $1,992                 $1,975
  U. S. Government Agencies                                     3,496                   5,485                  7,463
  State and municipal                                           4,213                   3,224                  2,635
  Mortgage Backed                                               1,927                   2,518                  2,481
  Other                                                           537                     518                    518
----------------------------------------------------------------------------------------------------------------------------
    Investment securities held to maturity                     11,173                  13,737                 15,072
----------------------------------------------------------------------------------------------------------------------------
============================================================================================================================
  Total                                                       $46,389                 $62,042                $63,116
============================================================================================================================

Investment securities classified as available for sale (which include all mutual funds), are acquired without the intent to hold until maturity. At December 31, 1998, the Bank's weighted average maturity of the available for sale investment portfolio was 2.0 years. It is estimated that for each 1.0% change in interest rates, the value of the Company's securities held to maturity will change by approximately 1.7%.

Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the condensed consolidated balance sheets. Realized gains and losses are reported in the condensed consolidated statement of income. The net unrealized gain, net of tax, on securities available for sale as of December 31, 1998 was $300.

Investment securities classified as held to maturity include those securities which the Company has the ability and intent to hold to maturity. The Company's policy is to generally acquire "A" rated or better U.S., state and municipal securities. The specific issues are monitored for changes in financial condition. Appropriate action would be taken if significant deterioration was noted.

The pre-tax unrealized gain on investment securities held to maturity was $196 as of December 31, 1998 as compared to $106 as of December 31, 1997. The increase in unrealized gains resulted from the significant decrease in interest rates in 1998. Decreases in interest rates have an inverse effect on the value of securities for which the interest rate is fixed. The Bank's weighted average maturity of the held to maturity investment portfolio as of December 31, 1998 was approximately 3.9 years. It is estimated that for each 1.0% change in interest rates, the value of the Company's securities held to maturity will change by approximately 2.4%. This volatility decreases as the average maturity shortens. Since it is the intention of management to hold these securities to maturity, the unrealized gains will be realized over the life of the securities as above- market interest income is recognized.

Mortgage backed securities ("MBS") are considered to have increased risks associated with them because of the timing of principal repayments. As interest rates decrease, the average maturity of mortgages underlying MBS tend to decline; as rates increase, maturities tend to lengthen. At December 31, 1998, the Company had the following securities which were mortgage-backed or related securities:

   Mortgage-Backed and Related Securities
   December 31, 1998

                                                                    Fair
 (dollars in thousands)                                  Cost       Value
 ------------------------------------------------------------------------------
 Federal Home Loan Mortgage Corp.(U.S. Agency)          $3,643     $3,722
 Federal National Mortgage Association (U.S. Agency)     2,148      2,202
 Federated ARMs Funds *                                  1,686      1,621
 Overland Variable Rate  Government Fund*                  952        865

* The assets of these mutual funds are invested mainly in adjustable rate U.S. Treasury or U.S. Government Agency securities.

Loan and Lease Portfolio

The following table shows the Company's consolidated loans and leases by type of loan or borrower and their percentage distribution:

LOAN AND LEASE PORTFOLIO
(dollars in thousands)                                                              December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                          1998          1997          1996          1995          1994
----------------------------------------------------------------------------------------------------------------------------

Commercial                                                 $97,697       $92,693       $77,335       $52,958       $51,045
Leasing                                                      3,768        -----         -----         -----         -----
Real estate construction                                    32,340        17,818        15,451        14,488        16,343
Real estate - other                                        101,559        90,495        74,713        74,045        66,085
Consumer                                                     9,647         9,042         8,622         8,800         9,461
Other                                                       17,031        19,568        23,174        21,302         7,362
Unearned fee income                                           (662)         (644)         (668)         (793)         (888)
----------------------------------------------------------------------------------------------------------------------------
  Total loan and lease portfolio                          $261,380      $228,972      $198,627      $170,800      $149,408
============================================================================================================================

Commercial                                                  37.4%         40.5%         38.9%         31.0%         34.2%
Leasing                                                      1.4%         -----         -----         -----         -----
Real estate construction                                    12.4%          7.8%          7.8%          8.4%         11.0%
Real estate - other                                         38.9%         39.5%         37.6%         43.4%         44.2%
Consumer                                                     3.7%          3.9%          4.3%          5.2%          6.3%
Other                                                        6.5%          8.6%         11.7%         12.6%          4.9%
Unearned fee income                                         (0.3%)        (0.3%)        (0.3%)        (0.6%)        (0.6%)
----------------------------------------------------------------------------------------------------------------------------
  Total loan and lease portfolio                           100.0%        100.0%        100.0%        100.0%        100.0%
============================================================================================================================

     General

The Company's loan and lease portfolio consists primarily of short-term, floating rate loans for business and real estate purposes. At December 31, 1998, approximately 37% of the loan and lease portfolio consisted of commercial loans (including non-real estate SBA loans and factoring), 1% was leasing, 12% was real estate construction, and 39% was in real estate - other. The Bank's legal lending limit for any one borrower was approximately $5.1 million at December 31, 1998.

The commercial loan portfolio primarily consists of loans to small- to medium-sized businesses with gross revenues up to $50 million, as well as loans to local professional businesspersons. SJNB's lending services include revolving credit loans, SBA loans, term loans, accounts receivable financing, factoring, equipment financing and letters of credit. The commercial loan portfolio includes approximately $16 million of SBA loans which are not made for real estate purposes. These loans carry a 70% to 80% guarantee by the SBA.

Included in commercial loans as of December 31, 1998 were factored accounts receivable of approximately $7.4 million or 2.8% of total loans and leases. As of December 31, 1997, factored accounts receivable were $4.9 million or 2.1% of total loans. The Bank purchases accounts receivable from clients and then receives payment directly from the party obligated for the receivable. In most cases, the Bank's Financial Services Division purchases the receivables subject to recourse from the Bank's factoring client. The factoring business and related purchasing of accounts receivable is subject to a greater degree of risk than normal lending due to the involvement of the third party obligee, the lack of control over the direct receipt of payment, and the potential purchase of fraudulent or inflated receivables. To date, there have been no significant losses relating to the Bank's factoring program.

The real estate construction portfolio (12% of the loan and lease portfolio) consists of 44% residential and 56% commercial. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to incurred costs, sales price and sales cycle.

The real estate - other loans include term loans (up to a twenty-five year maturity) on income-producing commercial properties. These loans include SBA real estate type loans.

Consumer loans consist primarily of loans to individuals for personal uses, such as home equity loans, installment purchases, premier lines (unsecured lines of credit) and overdraft protection loans and a variety of other consumer purposes.

Other loans include loans to real estate developers for short-term investment purposes (approximately $1.7 million), loans for real estate investment purposes made to non-developers (approximately $3.0 million) and loans for other investments (approximately $5.0 million).

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan and lease portfolio, a substantial portion of its customers' ability to honor loan and lease terms is reliant upon the economic stability of Santa Clara County, which in some degree relies on the stability of high technology companies in its "Silicon Valley." Loans are made on the basis of a secure repayment source as the first priority. Collateral is generally a secondary source for loan qualification.

Approximately 55% of the loan and lease portfolio is directly related to real estate or real estate interests, when real estate construction loans, real estate - other loans, Prime equity loans (included in consumer loans in the amount of $4.8 million) and certain other loans to real estate developers and other investors for short-term investment purposes (approximately 6% of the loan and lease portfolio) are included. Included in the real estate - other category are approximately $21 million of SBA real estate type loans, of which, 70% to 80% are guaranteed by the SBA. Approximately 37% of the loan and lease portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

Inherent in any loan and lease portfolio are risks associated with certain types of loans and leases. The Company attempts to limit these risks through conservative loan and lease policies and review procedures that are applied at the time of origination. Included in these policies are specific maximum loan-to-value (LTV) limitations as to various categories of real estate related loans. These ratios are as follows:

Maximum Loan to Value Ratios
------------------------------------------------------------
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

The Company's loan and lease policy provides that any term loans on income-producing properties must have a minimum debt service coverage of at least 1.2 to 1 for non-owner occupied property and at least 1.1 to 1 for owner occupied.

One of the significant risks associated with real estate lending is the risk associated with the possible existence of environmental risks or hazards on or in property affiliated with the loan. The Bank attempts to mitigate such risk through the use of an Environmental Risk Questionnaire for all loans secured by real estate. A Phase I environmental report is required if so indicated by response to the questionnaire or if (for any other reason) it is determined to be appropriate. Other reasons would include the industrial use of environmentally sensitive substances or the proximity to other known environmental problems. A Phase II report is required in certain cases, depending on the outcome of the Phase I report.

     Activity

Total loans and leases were $261 million and averaged $237 million as of and for the year ended December 31, 1998. Total loans and leases were $229 million and averaged $213 million as of and for the year ended December 31, 1997. The increase in total loans and leases of $32 million during 1998 relates primarily to the growth in the Bank's real estate portfolio. Both construction lending and real estate term lending showed significant growth during 1998. The growth in the construction portfolio was mainly due to the rapid expansion of housing in the Bank's market area. Demand in the housing market was fueled by low unemployment (less than 4% over the last two years) and increased wealth of employees of Silicon Valley technology firms. The Bank was able to provide financing for several construction projects, and this, together with the low interest rate environment which fuels the refinancing market in which the Bank participated, caused the real estate term loans to increase.

Total loans were $229 million and averaged $213 million as of and for the year ended December 31, 1997. Total loans were $199 million and averaged $183 million as of and for the year ended December 31, 1996. The increase in total loans of $30 million during 1997 relates to the overall growth in the Bank's loan portfolio. The most significant areas of growth were the increase in commercial loans of $15 million. In addition, Real Estate Construction increased $2.4 million, while Real Estate - other increased $16 million, of which $10.9 million was SBA real estate loans.

The economic climate in Northern California has been generally strong in 1998 and 1997. The competitive environment within the Bank's marketplace for additional loan and lease growth has become more aggressive between lenders, resulting in increasingly competitive pricing. To the extent that such competitive activity continues during 1999 and the Bank finds it necessary to meet such competition, the Bank's net interest margins could decline. It is uncertain what impact the current economic crisis currently unfolding in Asia and South America will have on the Silicon Valley and, potentially, the business of the Bank.

     Asset Quality

     Allowance for Possible Loan and Lease Losses

A consequence of lending activities is the potential for loss. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions, rising interest rates and the financial experience of borrowers. The allowance for possible loan and lease losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for possible loan and lease losses charged to expense and decreased by the amount of charge-offs net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan and lease portfolio. Similarly, the adequacy of the allowance for possible loan and lease losses and the level of the related provision for possible loan and lease losses is determined on a judgmental basis by management based on consideration of:

     o Economic conditions,
     o Borrowers' financial condition,
     o Loan and lease impairment,
     o Evaluation of industry trends,
     o Industry and other concentrations,
     o Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management,
     o  Continuing evaluation of the performing loan portfolio,
     o Monthly review and evaluation of problem loans and leases identified as having loss potential,
     o Quarterly review by the Board of Directors,
     o Off-balance sheet risks, and
     o Assessments by regulators and other third parties.

In addition to the internal assessment of the loan and lease portfolio (and off-balance sheet credit risk, such as letters of credit, etc.), the Company also retains a consultant who performs credit reviews on a quarterly basis and then provides an assessment of the adequacy of the allowance for possible loan and lease losses. Examinations of the loan and lease portfolio are also conducted periodically by the federal banking regulators.

The Company utilizes a method of assigning a minimum and maximum loss ratio for each grade of loan or lease within each category of loans (commercial, real estate - other, real estate construction, etc.) Loans and leases are graded on a ranking system based on management's assessment of the loan or lease's credit quality. The assigned loss ratio is based upon the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans. In addition, the Company's methodology considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk and concentrations of credit. The methodology provides a systematic approach for the measurement of the possible existence of future loan and lease losses. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans and leases and exposure to potential losses. Based on known information available to it at the date of this Report, management believes that the Company's allowance for possible loan and lease losses, determined as described above, was adequate at December 31, 1998 for foreseeable losses.

The allowance for possible loan and lease losses is a general reserve available against the total loan and lease portfolio and off-balance sheet credit exposure. While management uses available information to recognize losses on loans or leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan and lease losses. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

Finally, there is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan and lease losses in future periods.

The following table summarizes the activity in the allowance for possible loan and lease losses for the five years ended December 31, 1998:

ALLOWANCE FOR POSSIBLE LOAN  AND LEASE LOSSES
 (dollars in thousands)                                                       Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                             1998          1997         1996         1995          1994
----------------------------------------------------------------------------------------------------------------------------

Balance, beginning of the year                               $4,493        $4,005       $3,847       $3,311        $2,057
----------------------------------------------------------------------------------------------------------------------------
Chargeoffs by loan category:
  Commercial                                                    234           242          233          233           148
  Real estate construction                                    -----         -----        -----          154         -----
  Real estate - other                                         -----            33           70          220           637
  Consumer                                                    -----            13           22           89            73
  Other                                                       -----         -----           93        -----           824
----------------------------------------------------------------------------------------------------------------------------
    Total chargeoffs                                            234           288          418          696         1,682
----------------------------------------------------------------------------------------------------------------------------
Recoveries by loan category:
  Commercial                                                    118            67          258           42           192
  Real estate - other                                            33             4           13           27            10
  Consumer                                                       68         -----           65           16             7
  Other                                                       -----         -----        -----          102           222
----------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                            219            71          336          187           431
----------------------------------------------------------------------------------------------------------------------------
Net chargeoffs                                                   15           217           82          509         1,251
----------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                    300           705          190        1,045           600
Allowance relating to acquired businesses                     -----         -----           50        -----         1,905
----------------------------------------------------------------------------------------------------------------------------
Balance, end of the year                                     $4,778        $4,493       $4,005       $3,847        $3,311
============================================================================================================================
Ratios:
Net chargeoffs to average loans and leases                       0.01%       0.10%         0.04%         0.33%        1.11%
Allowance to total loans and leases at the end of the year       1.83         1.96         2.02          2.25         2.22
Allowance to nonperforming loans at end of the year          1,983.00     1,060.00       733.00        430.00        60.00
=============================================================================================================================

Net chargeoffs were $15 or 0.01% of average loans and leases during 1998. Net chargeoffs were $217 or 0.10% of average loans during 1997. During 1996, the Company experienced net chargeoffs of $82 or 0.04% of average loans.

The allowance for possible loan and lease losses as a percentage of total loans and leases was 1.83%, 1.96%, and 2.02% at December 31, 1998, 1997 and 1996,
respectively. The allowance for possible loan and lease losses as a percentage of nonperforming loans was approximately 1,983%, 1,060% and 733% at December 31, 1998, 1997 and 1996, respectively. Nonperforming loans were $241, $424 and $546 at December 31, 1998, 1997 and 1996, respectively. See "Nonperforming Loans and Leases" below.

Based on an evaluation of individual credits, historical credit loss experienced by loan or lease type and economic conditions, management has allocated the allowance for possible loan and lease losses as follows for the past five years:



ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
(dollars in thousands)                                            Amount of Allowance Allocation at December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                             1998          1997          1996          1995          1994
----------------------------------------------------------------------------------------------------------------------------

  Commercial                                               $2,725        $1,741        $1,335        $1,193        $1,192
  Leasing                                                      75         -----         -----         -----         -----
  Real estate construction                                    160           236           223           176           310
  Real estate - other                                       1,100         1,430         1,334         1,134         1,051
  Consumer                                                    172           158           126           169           219
  Other                                                       125           167           236           337            94
  Unallocated                                                 421           761           751           838           445
----------------------------------------------------------------------------------------------------------------------------
    Total                                                  $4,778        $4,493        $4,005        $3,847        $3,311
============================================================================================================================
                                                                  Percent of Loans and Leases in Each Category
                                                                    to Total Loans and Leases at December 31,
  Commercial                                                37.4%         40.5%         38.9%         31.0%         34.2%
  Leasing                                                    1.4         -----         -----         -----         -----
  Real estate construction                                  12.4           7.8           7.8           8.5          10.9
  Real estate - other                                       38.9          39.5          37.6          43.4          44.2
  Consumer                                                   3.7           3.9           4.3           5.2           6.3
  Other                                                      6.2           8.3          11.3          12.0           4.3
----------------------------------------------------------------------------------------------------------------------------
    Total                                                  100.0%        100.0%        100.0%        100.0%        100.0%
============================================================================================================================

The allowance for possible loan and lease losses is maintained without any internal allocation to the segments of the loan and lease portfolio and the entire allowance is available to cover loan and lease losses. The allocation is based on subjective estimates that take into account historical loss experience and management's current assessment of the relative risk characteristics of the portfolio as of the reporting date noted above and as described more fully herein.

     Nonperforming Loans and Leases

Loans for which the accrual of interest has been suspended, restructured loans and other loans with principal or interest contractually past due 90 days or more are set forth in the following table:

NONPERFORMING LOANS
 (dollars in thousands)                                                                 December 31,
-----------------------------------------------------------------------------------------------------------------------------

                                                                      1998        1997        1996        1995        1994
-----------------------------------------------------------------------------------------------------------------------------

Loans accounted for on a non-accrual basis                            $197        $360        $457        $866      $5,395
Loans restructured and in compliance with modified terms                44          63          89        ----        ----
Other loans with principal or interest contractually past
  due 90 days or more                                                 ----           1        ----          28          83
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                             $241        $424        $546        $894      $5,478
=============================================================================================================================

Potential nonperforming loans and leases are identified by management as part of its ongoing evaluation and review of the loan and lease portfolio. Based on such reviews and information known to management at the date of this Report, management has not identified any loans or leases (other than those in the above table) about which it has serious doubts regarding the borrowers' ability to comply with present loan repayment terms, such that the loans or leases might subsequently be classified as nonperforming.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

     Other Real Estate Owned

At December 31, 1998 and 1997 there were no properties owned by the Bank acquired through the foreclosure process.

Commitments and Lines of Credit

It is the Bank's policy not to issue formal commitments or lines of credit except to well-established and financially responsible local commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs.

Occasionally, such commitments are in the form of a letter of credit to facilitate the customer's particular business transaction. Commitments and lines of credit typically mature within one year. These commitments involve (to varying degrees) credit risk in excess of the amount recognized as either an asset or liability in the statement of financial position. The Company attempts to control this credit risk through its credit approval process. The same credit policies are used when entering into such commitments.

As of December 31, 1998, the Company had undisbursed loan commitments to extend credit as follows:

UNDISBURSED LOAN COMMITMENTS
(dollars in thousands)
Loan Category                                      Amount
-------------------------------------------------------------
Commercial                                           $75,004
Real estate construction                              30,751
Real estate - other                                    5,207
Consumer                                               8,281
Other                                                 19,993
-------------------------------------------------------------
Total                                               $139,236
=============================================================

In addition, there was approximately $6.3 million available for commitments under unused letters of credit.


Funding
-------

Deposits represent SJNB's principal source of funds. Most of the Bank's deposits are obtained from professionals, small- to medium-sized businesses and individuals within the Bank's market area. SJNB's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of December 31, 1998, 1997 and 1996:

DEPOSIT CATEGORIES
 (dollars in thousands)
                                        December 31, 1998              December 31, 1997             December 31, 1996
-----------------------------------------------------------------------------------------------------------------------------
                                                   Percentage                    Percentage                    Percentage
                                       Total        of Total         Total        of Total        Total         of Total
                                      Amount        Deposits        Amount        Deposits        Amount        Deposits
-----------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand              $70,962        23.46%         $78,437        29.01%         $80,774       33.02%
Interest-bearing demand                  49,468        16.36           45,655        16.89           40,113       16.40
Money market and savings                 91,320        30.19           82,619        30.56           60,684       24.80
Certificates of deposit:
  Less than $100                         12,492         4.13           15,207         5.63           15,535        6.35
  $100 or more                           78,200        25.86           48,427        17.91           47,533       19.43
-----------------------------------------------------------------------------------------------------------------------------
    Total                              $302,442       100.00%        $270,345       100.00%        $244,639      100.00%
=============================================================================================================================

Deposits increased 12% to $302 million at December 31, 1998 from $270 million at December 31, 1997. Deposits increased 11% to $270 million at December 31, 1997 from $245 million at December 31, 1996. These increases are due to a combination of factors including the development of customers with significant cash balances, utilization of sophisticated cash management systems and aggressive pricing of interest rates. See below for a description of a $10 million synthetic floating rate certificate of deposit which is included in the deposit total for 1998.

The Bank has been able to attract a significant proportion of its deposits in the form of noninterest-bearing deposits. The Bank's primary business is commercially oriented with significant noninterest-bearing deposits maintained by commercial customers. In a high interest rate environment, these funds could be subject to disintermediation (moved for higher interest rate products). To counter such possibilities, the Bank maintains an array of products which it believes would be competitive if such were to occur. In addition, in illiquid economic times (possibly recessions) these deposits could be subject to withdrawal pressures. See "Capital and Liquidity - Liquidity" for a discussion of the Bank's liquidity sources.

The Bank also raises a substantial amount of funds through certificates of deposit of $100 or greater, which were approximately 26% of total deposits. These deposits are usually at interest rates greater than other types of deposits and are more sensitive to interest rate changes. Historically, the Bank's overall cost of funds has been less than that of its peer group. However, as these certificates of deposit are usually more interest rate sensitive, their repricing in an increasing interest rate environment could increase the Bank's cost of funds and negatively impact the Bank's net interest margin. See "Capital and Liquidity."

On December 4, 1998 the Bank obtained $10 million through the placement of a ten year synthetic floating rate certificate of deposit. The instrument consists of two linked transactions, a callable interest rate swap and callable fixed rate certificate of deposit. Under the swap agreement, the Bank pays LIBOR plus 5 basis points and receives 6% for a period of ten years. The swap is callable after one year by a major U.S. domestic bank. Simultaneously, the Bank issued a callable 6% fixed rate certificate of deposit. The certificate of deposit does not have any early redemption clauses, other than by death of the holder. Effectively, the Bank's rate of interest on the combined transaction is LIBOR plus five basis points.

The Bank utilizes short-term borrowings in its balance sheet management. The short-term borrowings (securities sold under agreements to repurchase) are used for short-term liquidity needs. The average cost of the borrowings during 1998 was 5.59%, the average amount outstanding was $3.8 million and the maximum at any month end was $12 million.


Asset/Liability Management
--------------------------

The Company defines interest rate sensitivity as the measurement of the mismatch in repricing characteristics of assets, liabilities and off-balance sheet instruments at a specified point in time. This mismatch (known as interest rate sensitivity gap) represents the potential mismatch in the change in the rate of interest revenue accrual and interest expense that would result from a change in interest rates. Mismatches in interest rate repricing among assets and liabilities arise primarily from the interaction of various customer businesses (i.e., types of loans and leases versus the types of deposits maintained) and from management's discretionary investment and funds gathering activities. The Company attempts to manage its exposure to interest rate sensitivity. However, due to its size and direct competition from the major banks, the Company must offer products which are competitive in the market place, even if less than optimum with respect to its interest rate exposure.

The Company's balance sheet position at December 31, 1998 was asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. See "Financial Review - Net Interest Income and Margin."

The following table quantifies the Company's interest rate exposure at December 31, 1998 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. At December 31, 1998, the Company was asset-sensitive in the near term, as noted above.


DISTRIBUTION OF REPRICING OPPORTUNITIES
December 31, 1998
(dollars in thousands)                                After three    After six      After one
                                          Within      months but     months but     year but        After
                                           three      within six     within one      within         five
                                          months        months          year       five years       years         Total
----------------------------------------------------------------------------------------------------------------------------

Money market investments                   $22,285         -----         -----          -----         -----       $22,285
Investment securities-taxable                1,001        $2,002        $1,008           $537        $2,412         6,960
Investment securities-non-taxable                0           214           327            982         2,690         4,213
Securities available for sale                4,193         6,064         2,119         19,255         3,585        35,216
Loans and leases                           172,809         5,320        11,687         45,788        25,776       261,380
----------------------------------------------------------------------------------------------------------------------------
 Total earning assets                      200,288        13,600        15,141         66,562        34,463       330,054
----------------------------------------------------------------------------------------------------------------------------
Interest checking, money market
  and savings                              140,788         -----         -----          -----         -----       140,788
Certificates of deposit:
 Less than $100                              7,528         2,323         1,939            702         -----        12,492
  $100 or more                              60,626         8,806         7,034          1,734         -----        78,200
Repurchase agreements                        -----         -----         -----          -----         -----         -----
Other borrowings                             5,000           410         -----          -----           333         5,743
----------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities        213,942        11,539         8,973          2,436           333       237,223
----------------------------------------------------------------------------------------------------------------------------
Interest rate gap                         ($13,654)       $2,061        $6,168        $64,126       $34,130       $92,831
============================================================================================================================
Cumulative interest rate gap              ($13,654)     ($11,593)      ($5,425)       $58,701       $92,831
==============================================================================================================
Interest rate gap ratio                       0.94          1.18          1.69          27.32        103.49
==============================================================================================================
Cumulative interest rate gap ratio            0.94          0.95          0.98           1.25          1.39
==============================================================================================================

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

A large proportion of the Bank's deposits are non interest-bearing demand deposits and are not included in the above table as they tend not to be interest rate sensitive. The average balance of these deposits was $68 million in 1998. In addition, the Bank's total tangible capital of approximately $31 million is not included as a funding source in the above table.

To counter its asset-sensitive interest rate position, the Bank has entered into interest rate "floors" as follows:

INTEREST RATE FLOORS
At December 31, 1998
-------------------------------------------------------------------------------
Notional amount                             $10,000,000         $10,000,000
Floor rate                                         7.00%               8.50%
Remaining life (months)                               4                  11
Carrying amount                                  $2,000             $98,000
Fair market value                                 -----             $82,000
Expiration date                            May 10, 1999       December 11, 1999

The Bank has paid a fixed premium for which it will receive the amount of interest based on the notional amount and the difference between the floor rate and the current Prime when Prime is less than the floor rate. This will protect the Bank against decreases in its net income when Prime decreases. Settlement is done quarterly, and the Bank records the impact of this hedge on an accrual basis.

The maturities and yields of the investment portfolio at December 31, 1998 are shown below:

MATURITY AND YIELDS OF INVESTMENT SECURITIES
At December 31, 1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                       Maturity
------------------------------------------------------------------------------------------------------------------------------
                                                                                After one year, but
                                      Carrying         Within one year          within five years       After ten years
(dollars in thousands)                  Value          Amount       Yield       Amount       Yield      Amount        Yield
------------------------------------------------------------------------------------------------------------------------------

Securities available for sale:
  U. S. Treasury                        $3,077         $1,007       6.42%       $2,070       6.11%        ----      ----
  U. S. Government Agencies             25,686          8,041       5.96        17,645       6.06         ----      ----
  Mortgage Backed                        3,966           ----       ----         3,966       6.75         ----      ----
  Mutual funds                           2,487          2,487       4.78          ----       ----         ----      ----
------------------------------------------------------------------        -----------------        ----------------
    Total                               35,216         11,535                   23,681                    ----
------------------------------------------------------------------        -----------------        ----------------
Securities held to maturity:
  U. S. Treasury                         1,000          1,000       6.38          ----       ----         ----      ----
  U. S. Government Agencies              3,496          2,998       6.36           498       6.78         ----      ----
  State and municipal (1)                4,213            854       6.68           981       6.12       $2,378       6.87%
  Mortgage Backed                        1,927           ----       ----         1,927       7.90         ----      ----
  Other                                    537           ----       ----          ----      ----           537       6.00
------------------------------------------------------------------        -----------------        ----------------
    Total                               11,173          4,852                    3,406                   2,915
------------------------------------------------------------------        -----------------        ----------------
    Total                              $46,389        $16,387       5.95%      $27,087       6.31%      $2,915       6.71%
=============================================================================================================================

(1) State and municipal securities are adjusted to a fully taxable equivalent basis using the federal statutory rate.

The following table shows the maturity and interest rate sensitivity of commercial, real estate construction and real estate - other loans at December 31, 1998. Approximately 81% of the commercial and real estate loan portfolio is priced with floating interest rates, which limit the exposure to interest rate risk on long-term loans.


COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)                                              Balances Maturing          Interest Rate Sensitivity
----------------------------------------------------------------------------------------------------------------------------
                                                                                                Predeter-
                               Balances at                         One                            mined         Floating
                               December 31,      One year        year to          Over          interest        interest
                                   1998          or less       five years      five years         rates          rates
----------------------------------------------------------------------------------------------------------------------------

Commercial                       $101,465          $60,827        $34,802          $5,836          $2,974         $98,491
============================================================================================================================
Real estate construction          $32,340          $27,960         $1,960          $2,420            $291         $32,049
============================================================================================================================
Real estate - other              $101,559          $14,220        $24,554         $62,785         $42,612         $58,947
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

Capital and Liquidity
---------------------

     Capital

The Company's book value per share was $14.48, $13.30 and $12.14 as of December 31, 1998, 1997 and 1996, respectively. Tangible book value per share was $12.84, $11.80 and $10.40 at December 31, 1998, 1997 and 1996, respectively, adjusted for goodwill and core deposit intangibles. Shareholders' equity was $35 million, $33 million and $31 million as of December 31, 1998, 1997 and 1996, respectively. Tangible shareholders' equity was $31 million, $30 million and $27 million as of December 31, 1998, 1997 and 1996, respectively. During 1998 and 1997 the Company repurchased 102 shares for $2.5 million and 91 shares for $3.5 million, respectively. See Notes to Consolidated Financial Statements and "Business - Supervision and Regulation" for a discussion of the Company's capital requirements.

     Liquidity

Management strives to maintain a level of liquidity sufficient to meet customer requirements for loan and lease funding and deposit withdrawals. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan and lease demand, capital expenditures and prevailing and anticipated economic conditions. SJNB's business is generated primarily through customer referrals and employee business development efforts. The Bank utilizes brokered deposits on a limited basis to satisfy temporary liquidity needs.

The Bank's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks and short-term, marketable investments net of short-term borrowings. On December 31, 1998, consolidated liquid assets totaled $70 million or 20% of consolidated total assets, as compared to $62 million or 19% of consolidated total assets on December 31, 1997. In addition to the liquid asset portfolio, SJNB also has $17.5 million in informal lines of credit available with three major commercial banks, approximately $3.6 million of credit available at the Federal Reserve Discount Window and $18 million in SBA guaranteed loans which are available for sale and could likely be sold within a 30-day period.

SJNB is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. In their normal course of business, commercial clients maintain balances in large certificates of deposit. The stability of these balances hinges upon, among other factors, market conditions and each business' seasonality. Large certificates of deposit amounted to 26% of total deposits on December 31, 1998, as compared to 18% for 1997. This increase was due to the $10 million callable variable rate certificate discussed above and several significant deposits by existing customers.

Liquidity is also affected by investment securities and loan and lease maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan and lease portfolio consists primarily of floating rate, short-term loans. On December 31, 1998, approximately 41% of total consolidated assets had maturities under one year and 78% of total consolidated loans and leases had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan and lease portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity.

The Company's liquidity is maintained by cash flows stemming from dividends and management fees from the Bank and the exercise of stock options issued to the Bank's employees and directors. The amount of dividends from the Bank is subject to certain regulatory restrictions as discussed in Note 17 of the Notes to the Consolidated Financial Statements and elsewhere within this Report. Subject to said restrictions, at December 31, 1998, up to $8.9 million could have been paid to the parent Company by the Bank without regulatory approval. The Company's parent-only financial statements are presented in Note 16 of the Notes to Consolidated Financial Statements. Dividends of $4.5 million and $2.6 million were paid to the parent company during 1998 and 1997, respectively.

There are no material commitments for capital expenditures in 1999 or beyond.

Effects of Inflation
--------------------

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1998, 1997 or 1996.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company defines interest rate sensitivity as the measurement of the mismatch in repricing characteristics of assets, liabilities and off-balance sheet instruments at a specified point in time. This mismatch (known as interest rate sensitivity gap) represents the potential mismatch in the change in the rate of interest income and interest expense that would result from a change in interest rates. Mismatches in interest rate repricing among assets and liabilities arise primarily from the interaction of various customer businesses (i.e., types of loans and leases versus the types of deposits maintained) and from management's discretionary investment and funds gathering activities. The Company attempts to manage its exposure to interest rate sensitivity. However, due to its size and direct competition from the major banks, the Company must offer products which are competitive in the market place, even if less than optimum with respect to its interest rate exposure.

The Company's balance sheet position at December 31, 1998 was asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. See "Financial Review - Net Interest Income and Margin."

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


Interest Rate Risk Analysis
(dollars in thousands)                                   Expected Maturity/Principal Repayment December 31,
                                 Average  ----------------------------------------------------------------------------------
                                Interest                                                                 Total      Fair
                                  Rate       1999      2000      2001      2002       2003    Thereafter Balance    Value
----------------------------------------------------------------------------------------------------------------------------

Interest-Sensitive Assets:
Fed funds sold and other short-term
  investments                       5.72%   $22,285       ----      ----      ----      ----       ----   $22,285   $22,298
Investments:
   Fixed maturity                   5.93%    14,080    $10,966    $1,676    $7,068      $992     $2,690    37,472    37,610
   Mortgage backed                  6.56%       259        213       790        61       131      4,439     5,893     5,930
   Mutual funds                     4.78%     2,487       ----      ----      ----      ----       ----     2,487     2,487
   Federal Reserve Bank Stock       6.00%      ----       ----      ----      ----      ----        537       537       537
Loans and leases:
  Fixed rate                       10.62%     9,697      4,287     4,625     3,678     5,258     29,870    57,415    58,855
  Variable rate                     9.63%   100,204     17,571    13,295    10,974    10,920     43,608   196,572   199,730
  Factoring accounts receivable    23.33%     7,393       ----      ----      ----      ----       ----     7,393     7,672
Interest Rate Floor                 7.38%       100       ----      ----      ----      ----       ----       100        82
----------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Liabilities:
Deposits:
   Interest-bearing demand          2.48%    25,540      7,179     7,179     9,570      ----       ----    49,468    48,270
   Money market                     3.32%    56,299     17,553    15,304      ----      ----       ----    89,156    88,376
   Savings                          2.00%       176        596       596       398       398       ----     2,164     2,037
   Certificates of deposit          5.02%    78,256      1,741       178       517      ----     10,000    90,692    91,094
Fed funds purchased  and
repurchase agreements               5.50%     5,000       ----      ----      ----      ----       ----     5,000     5,003
---------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Off-balance sheet items:
Unused lines of credit and
   undisbursed loan commitments    10.98%      ----       ----      ----      ----      ----       ----   139,236      ----


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The following section includes the Company's Consolidated Financial Statements:

            Independent Auditors' Report

            Consolidated Balance Sheets - December 31, 1998
                  and 1997

            Consolidated Statements of Income for the Years
                  Ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Shareholders' Equity and Comprehensive
                  Income for the Years Ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1998, 1997 and 1996

            Notes to Consolidated Financial Statements

                          Independent Auditors' Report

The Board of Directors
SJNB Financial Corp.:

We have audited the accompanying consolidated balance sheets of SJNB Financial Corp. and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJNB Financial Corp. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


KPMG LLP

Mountain View, California
January 14, 1999


----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Balance Sheets
December 31, 1998 and 1997
(in thousands)
----------------------------------------------------------------------------------------------------------------------------

Assets                                                                                         1998              1997
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                        $11,239           $22,825
Federal funds sold                                                                               2,200             2,700
Money market investments                                                                        20,085             -----
Investment securities:
  Available for sale                                                                            35,216            48,305
  Held to maturity (Fair value: $11,369 at December 31, 1998
    and $13,843 at December 31,1997)                                                            11,173            13,737
----------------------------------------------------------------------------------------------------------------------------
    Total investment securities                                                                 46,389            62,042
----------------------------------------------------------------------------------------------------------------------------
Loans                                                                                          261,380           228,972
Allowance for possible loan or lease losses                                                     (4,778)           (4,493)
----------------------------------------------------------------------------------------------------------------------------
  Loans and leases, net                                                                        256,602           224,479
----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                      3,770             3,916
Accrued interest receivable                                                                      1,600             1,800
Intangibles, net of accumulated amortization of  $2,164 at December 31,1998
 and $1,707 at December 31, 1997.                                                                4,027             3,755
Other assets                                                                                     4,022             3,402
----------------------------------------------------------------------------------------------------------------------------
     Total                                                                                    $349,934          $324,919
============================================================================================================================

Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------------------------
Deposits:
  Non interest-bearing                                                                         $70,962           $78,437
  Interest-bearing                                                                             231,480           191,908
----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                            302,442           270,345
----------------------------------------------------------------------------------------------------------------------------
Other short-term borrowings                                                                      5,000            16,000
Accrued interest payable                                                                           822               862
Other liabilities                                                                                6,188             4,553
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                         314,452           291,760
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; 20,000 shares authorized ; 2,449 and 2,493 shares issued and outstanding
     in 1998 and 1997 respectively.                                                             16,777            18,800
  Retained earnings                                                                             18,405            14,254
  Accumulated other comprehensive income                                                           300               105
----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                 35,482            33,159
----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                      ----              ----
----------------------------------------------------------------------------------------------------------------------------
     Total                                                                                    $349,934          $324,919
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.



----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Income
Years ended December 31, 1998, 1997 and 1996
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                     1998              1997             1996
----------------------------------------------------------------------------------------------------------------------------

Interest income:
  Interest and fees on loans and leases                                       $24,858          $22,732           $20,422
  Interest on money market investments                                          1,024              586               258
  Interest and dividends on investment securities available for sale            2,749            2,982             2,907
  Interest on investment securities held to maturity                              709              947               949
  Other interest and investment income                                             (9)              (9)               (9)
----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                      29,331           27,238            24,527
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Interest-bearing demand                                                     1,325            1,178             1,155
    Money market and savings                                                    3,504            3,061             2,035
    Certificates of deposit of $100 or more                                     3,256            2,964             2,608
    Certificates of deposit of less than $100                                     680              792               802
 Other short-term borrowings                                                      312              754             1,459
----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                      9,077            8,749             8,059
----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                        20,254           18,489            16,468
----------------------------------------------------------------------------------------------------------------------------
Provision for possible loan and lease losses                                      300              705               190
----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan and lease losses                                          19,954           17,784            16,278
----------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                     659              607               551
  Other operating income                                                          404              453               437
  Net loss on sale of securities available for sale                                (4)             (47)             (142)
----------------------------------------------------------------------------------------------------------------------------
     Total other income                                                         1,059            1,013               846
----------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                         6,787            5,725             5,517
  Occupancy                                                                       775              725               702
  Other                                                                         3,935            3,460             3,416
----------------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                      11,497            9,910             9,635
----------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                 9,516            8,887             7,489
Income taxes                                                                    3,975            3,773             3,198
----------------------------------------------------------------------------------------------------------------------------
     Net income                                                                $5,541           $5,114            $4,291
============================================================================================================================

Basic earnings per share                                                        $2.23            $2.04             $1.73
============================================================================================================================
Diluted earnings per share                                                      $2.11            $1.94             $1.64
============================================================================================================================
Average common shares outstanding - Basic                                       2,484            2,508             2,481
============================================================================================================================
Average common share equivalents outstanding - Diluted                          2,627            2,640             2,622
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.



----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Shareholders' Equity and Comprehensive Income
Years ended December 31, 1998, 1997 and 1996
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Net
                                                                                                   Unrealized
                                                                                                  Gain (Loss)     Total
                                                                                                       on         Share-
                                                                                                   Securities
                                                                          Common      Retained     Available     holders'
(in thousands, except per share amounts)                   Shares         Stock       Earnings      for Sale      Equity
----------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1995                                2,418          $19,627       $6,798          $233      $26,658
Net income for the year                                     ----             ----        4,291          ----        4,291
Other comprehensive income-Unrealized loss
  on securities held for sale, net                          ----             ----         ----          (171)        (171)
                                                                                                               -------------
Comprehensive income                                        ----             ----         ----          ----        4,120
                                                                                                               -------------
Stock options exercised                                      153              810         ----          ----          810
Tax benefit from stock options exercised                    ----              443         ----          ----          443
Cash dividends ($0.33 per share)                            ----             ----         (826)         ----         (826)
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996                                2,571           20,880       10,263            62       31,205
Net income for the year                                     ----             ----        5,114          ----        5,114
Other comprehensive income-Unrealized gain
  on securities held for sale, net                          ----             ----         ----            43           43
                                                                                                               -------------
Comprehensive income                                        ----             ----         ----          ----        5,157
                                                                                                               -------------
Stock options exercised                                       24              206         ----          ----          206
Common stock repurchase                                     (102)          (2,495)        ----          ----       (2,495)
Tax benefit from stock options exercised                    ----              209         ----          ----          209
Cash dividends ($0.45 per share)                            ----             ----       (1,123)         ----       (1,123)
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                                2,493           18,800       14,254           105       33,159
Net income for the year                                     ----             ----        5,541          ----        5,541
Other comprehensive income-Unrealized gain
  on securities held for sale, net                          ----             ----         ----           195          195
                                                                                                               -------------
Comprehensive income                                        ----             ----         ----          ----        5,736
                                                                                                               -------------
Stock options exercised                                       35              529         ----          ----          529
Common stock repurchase                                      (91)          (3,498)        ----          ----       (3,498)
Issuance of common stock for Epic Funding Corp.               12              501         ----          ----          501
Tax benefit from stock options exercised                    ----              445         ----          ----          445
Cash dividends ($0.56 per share)                            ----             ----       (1,390)         ----       (1,390)
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                                2,449          $16,777      $18,405          $300      $35,482
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.




-----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 1998,  1997 and 1996
-----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                               1998           1997           1996
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                           $5,541        $5,114         $4,291
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan and lease losses                                        300           705            190
      Depreciation and amortization                                                       546           529            483
      Amortization of intangibles                                                         457           473            499
      Deferred tax benefit                                                                (56)         (356)           121
      Loss on sale of securities available for sale                                         4            47            142
      Net (gain) loss on sale of other real estate owned                                -----           (65)           (46)
      Amortization of (discount) premium on investment securities, net                    (49)          (48)            36
      (Increase) decrease in intangible assets                                            (50)          237            200
      (Increase) decrease  in accrued interest receivable and other assets               (253)       (2,107)            (1)
      Increase (decrease) in accrued interest payable and other liabilities             1,678         1,716           (945)
-----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                     8,118         6,245          4,970
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale or maturities of securities available for sale                    32,476        18,610         22,751
  Maturities of securities held to maturity                                             4,323         2,250          5,345
  Purchase of securities available for sale                                           (19,008)      (18,850)       (28,784)
  Purchase of securities to be held to maturity                                        (1,768)         (857)        (5,101)
  Proceeds from the sale of other real estate owned                                     -----           519            406
  Net increase in loans and leases                                                    (32,274)      (30,562)       (27,333)
  Capital expenditures                                                                   (400)         (444)          (989)
  Cash used to acquire Epic Funding Corp.                                                (206)        -----           -----
  Cash used to acquire Astra Financial Corp.                                            -----         -----           (650)
-----------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                       (16,857)      (29,334)       (34,355)
-----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Net increase in deposits                                                             32,097        25,706         47,947
  Other short-term borrowings                                                         (11,000)      (13,688)         5,688
  Cash dividends                                                                       (1,390)       (1,123)          (826)
  Common stock repurchased                                                             (3,498)       (2,495)         -----
  Proceeds from stock options exercised                                                   529           206            810
-----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                    16,738         8,606         53,619
-----------------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and equivalents                               7,999       (14,483)        24,234
Cash and equivalents at beginning of year                                              25,525        40,008         15,774
-----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                                   $33,524       $25,525        $40,008
=============================================================================================================================



-----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Cash Flows (continuation)
Years ended December 31, 1998,  1997 and 1996
-----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                 1998           1997           1996
-----------------------------------------------------------------------------------------------------------------------------

Other cash flow information:
  Interest paid                                                                        $9,118        $8,511         $8,012
  Income taxes paid                                                                    $2,626        $3,445         $4,111
=============================================================================================================================
Noncash transactions:
  Transfer of loans to other real estate owned                                          -----         -----           $150
=============================================================================================================================
  Purchase of Astra Financial's assets at fair value:
    Loans                                                                               -----         -----           $676
    Intangible assets                                                                   -----         -----            408
    Other assets                                                                        -----         -----             93
-----------------------------------------------------------------------------------------------------------------------------
      Fair value of assets acquired                                                     -----         -----          1,177
  Liabilities assumed:
    Other liabilities                                                                   -----         -----            527
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities assumed                                                         -----         -----            527
-----------------------------------------------------------------------------------------------------------------------------
Cash used to acquire Astra Financial Corp.                                              -----         -----           $650
=============================================================================================================================
  Purchase of Epic Funding Corp.:
    Leases                                                                               $149         -----          -----
    Other assets                                                                          789         -----          -----
-----------------------------------------------------------------------------------------------------------------------------
      Total assets acquired                                                               938         -----          -----
  Cash paid and expenses incurred                                                        (206)
  Liabilities assumed:
    Other liabilities                                                                     231         -----          -----
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities assumed                                                           231         -----          -----
-----------------------------------------------------------------------------------------------------------------------------
Common stock issued, net of registration costs                                           $501         -----          -----
=============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
December 31, 1998, 1997 and 1996

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

c.  Loans  and Leases and Allowance for Possible Loan and Lease Losses

Loans and leases generally are stated at the principal amount outstanding. Interest on loans is credited to income on a simple interest basis. Unearned revenue on direct financing leases is accreted over the lives of the leases in decreasing amounts to provide a constant rate of return on the net investment in the leases. Loan origination fees and direct origination costs, including initial direct cost of lease origination are deferred and amortized to income by a method approximating the level yield method over the estimated lives of the underlying loans. The accrual of interest on loans and leases is discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

The allowance for possible loan and leases losses is a valuation allowance maintained to provide for future loan losses through charges to current operating expense. The allowance is based upon a continuing review of loans by management which includes consideration of changes in the character of the loan portfolio, current and anticipated economic conditions, past lending experience and such other factors which, in management's judgment, deserve recognition in estimating potential loan losses. In addition, regulatory examiners may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

Impaired loans are those in which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The Company measures such loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loan's market value or the fair value of the collateral if the loan is secured. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. Recognition of interest income on impaired loans is as stated in the first paragraph above of this footnote 1(c).

d.  Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are charged to expense over the estimated useful lives of the assets on a straight-line basis as follows:

     Buildings                         30 years
     Furniture and equipment         3-10 years
     Improvements                    7-15 years

e.  Intangibles

Goodwill is amortized using the straight-line method over 15 years. Core deposit intangibles are amortized using an accelerated method over ten years.

On a periodic basis, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable. Should such a change indicate that the value of such intangibles may be impaired, an evaluation of the recoverability would be performed, using undiscounted cash flows, prior to any writedown of the assets.

f.  Interest Rate Instruments

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

g.  Income Taxes

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

h.  Stock-based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized.

i.  Net Income Per Share

In December 1997, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and reporting earnings per share (EPS) and applies to entities with publicly held common stock. This statement supersedes APB Opinion No. 15.

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year plus shares issuable assuming exercise of all employee stock options, except where anti-dilutive.

j.  Comprehensive income

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on net income or shareholders' equity. SFAS No. 130 requires the Company's net unurealized gains or losses on available-for-sale securities to be included in other comprehensive income. Comprehensive income is included in the statement of shareholders' equity for the periods presented.

k.  Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, fed funds sold and money market investments.

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

o.  Segments of an Enterprise and Related Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates to help users of financial statements better understand its performance; better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined it has three segments, general commercial banking, leases, and factoring/asset based financing. Neither leasing nor factoring and asset based financing meet the required thresholds for disagregation and therefore the disclosures and related information about such segments has not been included in the consolidated financial statements. At such time these segments meet the required thresholds, such disclosures and other information will be included. It is expected they will meet the thresholds in 1999.

p.  Derivative Instruments and Hedging Activities

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

q.  Reclassification

Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

NOTE 2 - Acquisitions

On January 2, 1996 the Company acquired Astra Financial Inc. (Astra) which was accounted for as a purchase transaction. Astra was an asset-based lending company based in San Jose, California. Its outstanding factoring receivables were approximately $2.2 million as of December 31, 1995. The purchase price of Astra was approximately $760.

On May 22, 1998 SJNB acquired all of the stock of a private company, Epic Funding Corporation (Epic), pursuant to a definitive agreement dated April 13, 1998. In connection with the acquisition, which was structured as a tax-free reorganization and accounted for as a purchase transaction for accounting purposes, SJNB issued 12,223 shares of its common stock and paid $110 to Epic's shareholder in exchange for all of Epic's outstanding stock. Total purchase price was $611, while Epic's fair value of net assets was $28; goodwill amounted to $759 including certain expenses of the transaction. Epic provides direct and vendor lease programs and accounts receivable financing to manufacturers and equipment users throughout California and across parts of the United States. Epic is a wholly-owned subsidiary of the Bank. Epic's office is located in Danville, California; together with a small de novo branch at the same facility which was opened on July 1, 1998.

NOTE 3 - Cash and Due from Banks

The Federal Reserve requires the Bank to maintain average reserve balances for certain deposit balances. Such required reserves were none as of December 31, 1998 and approximately $6.0 million as of December 31, 1997.

NOTE 4 - Investment Securities

Investment securities as of December 31, 1998 and 1997 are summarized as follows:

(dollars in thousands)                                                          December 31, 1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                    Unrealized                   Fair
                                                                        -----------------------------------
                                                            Cost             Gains            Losses            Value
----------------------------------------------------------------------------------------------------------------------------

Available for sale:
  U.S. Treasury                                             $3,005               $72            -----            $3,077
  U. S. Government Agencies                                 25,220               466            -----            25,686
  Mortgage Backed                                            3,865               101            -----             3,966
  Mutual funds                                               2,638             -----            ($151)            2,487
----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                                34,728               639             (151)           35,216
----------------------------------------------------------------------------------------------------------------------------
Held to Maturity:
  U.S. Treasury                                              1,000                 7            -----             1,007
  U.S. Government agencies                                   3,496                38            -----             3,534
  State and municipal (nontaxable)                           4,213               116            -----             4,329
  Mortgage Backed                                            1,927                35            -----             1,962
----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                                  10,636               196            -----            10,832
Federal Reserve Bank Stock                                     537             -----            -----               537
----------------------------------------------------------------------------------------------------------------------------
    Total                                                   11,173               196            -----            11,369
----------------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio                $45,901              $835            ($151)          $46,585
============================================================================================================================
                                                                                December 31, 1997
----------------------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury                                             $5,001               $40            -----            $5,041
  U. S. Government Agencies                                 34,148               179            -----            34,327
  Mortgage Backed                                            5,097                74            -----             5,171
  Mutual funds                                               3,898             -----            ($132)            3,766
----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                                48,144               293             (132)           48,305
----------------------------------------------------------------------------------------------------------------------------
Held to Maturity:
  U.S. Treasury                                              1,992                16            -----             2,008
  U.S. Government agencies                                   5,485                34               (7)            5,512
  State and municipal (nontaxable)                           3,224                36               (2)            3,258
  Mortgage Backed                                            2,518                29            -----             2,547
----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                                  13,219               115               (9)           13,325
Federal Reserve Bank Stock                                     518             -----            -----               518
----------------------------------------------------------------------------------------------------------------------------
    Total                                                   13,737               115               (9)           13,843
----------------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio                $61,881              $408            ($141)          $62,148
============================================================================================================================

As of December 31, 1998 and 1997 investment securities with carrying values of approximately $18.6 million and $39 million, respectively, were pledged as collateral for deposits of public funds and other purposes. Investment in Federal Reserve Bank stock is carried at cost, which is approximately equal to its market value.

The following tables provide the scheduled maturities of the Company's investment securities portfolio as of December 31, 1998:


Maturity of investment securities portfolio
(dollars in thousands)                                                                  December 31, 1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                Amortized                   Fair
----------------------------------------------------------------------------------------------------------------------------
                     Securities available for sale                                Cost                      Value
----------------------------------------------------------------------------------------------------------------------------

Due in one year or less                                                             $9,004                    $9,048
Due after one year through five years                                               23,086                    23,681
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                             32,090                    32,729
----------------------------------------------------------------------------------------------------------------------------
                      Securities held to maturity
Due in one year or less                                                              6,779                     6,846
Due after one year through five years                                                1,479                     1,522
Due after ten years                                                                  2,378                     2,464
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                             10,636                    10,832
----------------------------------------------------------------------------------------------------------------------------
                       Non-maturity investments
Available for sale - Mutual Funds                                                    2,638                     2,487
Held to maturity - FRB Stock                                                           537                       537
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                              3,175                     3,024
----------------------------------------------------------------------------------------------------------------------------
    Total Investment securities                                                    $45,901                   $46,585
============================================================================================================================

Mutual funds consist of several funds invested in U. S. Government securities and government issued adjustable rate mortgages (ARMS).

Interest income earned on U. S. Treasury, U. S. Government agencies and state and municipal securities for the years ended December 31, 1998, 1997 and 1996 are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                 Interest income
(dollars in thousands)                                         1998                    1997                   1996
----------------------------------------------------------------------------------------------------------------------------

Securities available for sale:
  U.S. Treasury                                                  $293                    $280                   $291
  U.S. Government agencies                                      2,008                   2,110                  2,088
  Mortgage Backed                                                 301                     373                    311
  Mutual funds                                                    147                     219                    217
Securities held to maturity:
  U.S. Treasury                                                    97                     132                    168
  U.S. Government agencies                                        260                     453                    408
  State and municipal (nontaxable)                                175                     141                    136
  Mortgage Backed                                                 146                     190                    206
  Federal Reserve Bank                                             31                      31                     31
----------------------------------------------------------------------------------------------------------------------------
     Interest income                                           $3,458                  $3,929                 $3,856
============================================================================================================================

NOTE 5 - Loans

A summary of loans as of December 31, 1998, 1997 and 1996 is as follows:


(dollars in thousands)                                         1998                    1997                   1996
----------------------------------------------------------------------------------------------------------------------------

Commercial                                                    $97,697                 $92,693                $77,335
Leasing                                                         3,768                   -----                  -----
Real estate construction                                       32,340                  17,818                 15,451
Real estate-other                                             101,559                  90,495                 74,713
Consumer                                                        9,647                   9,042                  8,622
Other                                                          17,031                  19,568                 23,174
Unearned fee income                                              (662)                   (644)                  (668)
----------------------------------------------------------------------------------------------------------------------------
  Total loan portfolio                                        261,380                 228,972                198,627
Less allowance for possible loan losses                        (4,778)                 (4,493)                (4,005)
----------------------------------------------------------------------------------------------------------------------------
     Loans, net                                              $256,602                $224,479               $194,622
============================================================================================================================

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

Approximately 39% of the Company's loan portfolio is made up of real estate -other loans. This category of real estate loans includes loans on income-bearing commercial properties. In addition, 12% of the loan portfolio is made up of real estate construction loans. These loans consist of approximately 44% residential and 56% commercial. Included in Consumer loans are Prime equity loans of $4.9 million or approximately 2% of the total loan portfolio. Included in the category "Other" are loans to real estate developers for short-term investment purposes and loans to nondevelopers for real estate investment purposes that amount to approximately 2% of the total loan portfolio. This amounts to approximately 55% of the loan portfolio directly related to real estate or real estate interests. Approximately 37% of the total loan portfolio is commercial loans; however, no particular industry represents a significant portion of such loans.

The following is an analysis of the allowance for possible loan losses for the years ended December 31, 1998, 1997 and 1996:


(dollars in thousands)                                         1998                    1997                   1996
----------------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                      $4,493                  $4,005                 $3,847
Provision for possible loan and lease losses                       300                     705                    190
Charge-offs                                                       (234)                   (288)                  (418)
Recoveries                                                         219                      71                    336
Allowance relating to the acquisition of
  Astra Financial Corp.                                           ----                    ----                     50
----------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                            $4,778                  $4,493                 $4,005
============================================================================================================================


At December 31, 1998, impaired loans totaled $403 with a corresponding valuation allowance of $27. For the year ended December 31, 1998, the average recorded investment in impaired loans was approximately $733. The Company recognized $60 of interest on impaired loans (during the portion of the year they were impaired), of which $8 related to impaired loans for which interest income is recognized on the cash basis.

The balance of nonaccrual loans as of December 31, 1998 and 1997 was approximately $197 and $360, respectively. The effect on interest income had these loans been performing in accordance with contractual terms was $22 in 1998, $61 in 1997 and $35 in 1996. Income actually recognized on these loans was $21 in 1998, $32 in 1997 and $29 in 1996.

The Company has made loans to executive officers, directors and their affiliates in the ordinary course of business. An analysis of activity with respect to such loans during the years ended December 31, 1997, 1996 and 1995 is as follows:


(dollars in thousands)                                           1998                    1997                   1996
----------------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                      $1,223                  $1,652                 $1,466
New loans disbursed                                              1,340                     495                    634
Repayments of loans                                               (814)                   (924)                  (448)
----------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                             1,749                  $1,223                 $1,652
============================================================================================================================

As of December 31, 1998, loans of approximately $12 million were pledged as collateral for the Federal Reserve Discount Window.

NOTE 6 - Premises and Equipment

A summary of premises and equipment as of December 31, 1998 and 1997 is as follows:


(dollars in thousands)                                                               1998                      1997
----------------------------------------------------------------------------------------------------------------------------

Land                                                                                 $829                      $829
Buildings and improvements                                                          3,109                     3,632
Furniture and equipment                                                             1,748                     3,070
----------------------------------------------------------------------------------------------------------------------------
     Premises and equipment                                                         5,686                     7,531
Less accumulated depreciation and amortization                                     (1,916)                   (3,615)
----------------------------------------------------------------------------------------------------------------------------
     Premises and equipment, net                                                   $3,770                    $3,916
============================================================================================================================

NOTE 7 - Time Deposits

As of December 31, 1998 and 1997, the Bank had $78 million and $48 million, respectively, in time deposits in denominations of $100 or more. Interest expense for these deposits was $3.3 million and $3.0 million in 1998 and 1997, respectively. Time deposits in denominations of $100 or more which mature in greater than one year was $13.3 million as of December 31, 1998.

On December 4, 1998 the Bank raised $10 million through the placement of a ten year synthetic floating rate certificate of deposit. The instrument consists of two linked transactions, a callable interest rate swap and callable fixed rate certificate of deposit. Under the swap agreement the Bank pays LIBOR plus 5 basis points and receives 6% for a period of ten years. The swap is callable after one year by the issuer. Simultaneously, the Bank issued a callable 6% fixed rate 10 year certificate of deposit. The certificate of deposit does not have any early redemption clauses, other then by death of the holder. Effectively, the Bank's rate of interest on the combined transaction is LIBOR plus five basis points.

NOTE 8 - Other Short-term Borrowings

Other short-term borrowings include federal funds purchased and securities sold under agreements to repurchase and information relating to these borrowings are summarized below:


(dollars in thousands)                                         1998                   1997                    1996
----------------------------------------------------------------------------------------------------------------------------

Federal funds purchased
   Balance at December 31,                                     $5,000                 -----                    -----
   Weighted average interest rate at year end                    5.50%                -----                    -----
   Maximum amount outstanding at any month end                 $5,000                $6,000                   $5,000
   Average outstanding balance                                    380                   834                      813
   Weighted average interest rate paid                           6.40%                 5.93%                    5.70%
Securities sold under agreements to repurchase
   Balance at December 31,                                      -----               $16,000                  $29,688
   Weighted average interest rate at year end                   -----                  5.72%                    5.56%
   Maximum amount outstanding at any month end                $12,000                16,000                   30,067
   Average outstanding balance                                  3,762                11,236                   23,161
   Weighted average interest rate paid                           5.59%                 5.77%                    5.58%

Any securities used under securities sold under agreements to repurchase are under the control of the Bank.

The Company's bank subsidiary has informal arrangements with various correspondents providing short-term credit for liquidity requirements; such informal lines aggregated $17.5 million at December 31, 1998.

NOTE 9 - Accumulated other Comprehensive Income

Accumulated other comprehensive income is as follows for the years ended December 31, 1998, 1997, and 1996:

---------------------------------------------------------------------------------------------------------------------------
                                                                     1998                  1997                  1996
---------------------------------------------------------------------------------------------------------------------------

Realized losses on securities held for sale, net                      $(4)                 $(47)                $(142)
Unrealized appreciation of securities held for sale, net              199                    90                   (29)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                           $195                   $43                 $(171)
===========================================================================================================================

NOTE 10 - Earnings per Share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows:

                                                                          For the year ended December 31, 1998
---------------------------------------------------------------------------------------------------------------------------
                                                                Net income             Shares           Per share amount
-------------------------------------------------------------------------------------------------------------------------

Net income and basic EPS                                          $5,541                  2,484               $2.23
                                                                                                      ======================
Effect of stock option dilutive shares                                                      143
-----------------------------------------------------------------------------------------------------
Diluted EPS                                                       $5,541                  2,627               $2.11
=========================================================================================================================
                                                                          For the year ended December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
Net income and basic EPS                                          $5,114                  2,508               $2.04
                                                                                                      ======================
Effect of stock option dilutive shares                                                      132
-----------------------------------------------------------------------------------------------------
Diluted EPS                                                       $5,114                  2,640               $1.94
=========================================================================================================================
                                                                          For the year ended December 31, 1996
                                                             ---------------------------------------------------------------
Net income and basic EPS                                          $4,291                  2,481               $1.73
                                                                                                      ======================
Effect of stock option dilutive shares                                                      141
-----------------------------------------------------------------------------------------------------
Diluted EPS                                                       $4,291                  2,622               $1.64
=========================================================================================================================

NOTE 11 - Income Taxes

Income tax expense for the years ended December 31, 1998, 1997 and 1996 consists of the following:

(dollars in thousands)                                         1998                    1997                   1996
----------------------------------------------------------------------------------------------------------------------------

Current:
  Federal                                                       $3,120                  $3,208                 $2,271
  State                                                            911                     921                    806
----------------------------------------------------------------------------------------------------------------------------
     Total current                                               4,031                   4,129                  3,077
----------------------------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                          (45)                   (281)                   145
  State                                                            (11)                    (75)                   (24)
----------------------------------------------------------------------------------------------------------------------------
    Total deferred                                                 (56)                   (356)                   121
----------------------------------------------------------------------------------------------------------------------------
       Income taxes                                             $3,975                  $3,773                 $3,198
============================================================================================================================

Total income tax expense differed from the amount computed by applying the
U. S. federal income tax rates in years ended December 31, 1998, 1997 and 1996 of 34% to income before income taxes as a result of the following:

(dollars in thousands)                                         1998                   1997                   1996
----------------------------------------------------------------------------------------------------------------------------

Computed "expected " tax expense                              $3,235                 $3,021                   $2,546
California franchise tax, net of
  federal income tax                                             610                    558                      516
Amortization of intangible assets                                136                    142                      167
Federal tax-exempt investment income                             (52)                   (42)                     (46)
Other                                                             46                     94                       15
----------------------------------------------------------------------------------------------------------------------------
     Income taxes                                             $3,975                 $3,773                   $3,198
============================================================================================================================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are presented below:


(dollars in thousands)                                                            1998                      1997
----------------------------------------------------------------------------------------------------------------------------

Deferred tax assets:
  Provision for possible loan and lease losses                                     $1,523                    $1,390
  Purchase accounting adjustments                                                     137                       181
  Foreclosure income                                                                   43                        43
  State taxes                                                                         294                       280
  Deferred compensation                                                               114                       112
  Other                                                                               107                       156
----------------------------------------------------------------------------------------------------------------------------
    Total gross deferred tax assets                                                 2,218                     2,162
----------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Securities available for sale                                                       200                        70
  Depreciation and amortization                                                        41                        41
----------------------------------------------------------------------------------------------------------------------------
    Total gross deferred tax liabilities                                              241                       111
----------------------------------------------------------------------------------------------------------------------------
      Net deferred tax assets                                                      $1,977                    $2,051
============================================================================================================================

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1997 are primarily as a result of adjustments to conform to tax returns as filed.

Deferred tax assets related to purchase accounting adjustments include the tax effect of fair market value adjustments of the assets and liabilities of businesses acquired. The Company believes that the net deferred tax asset is realizable through sufficient taxable income within the carryback periods and the current year's taxable income.

NOTE 12 - Detail of Other Expense

Other expense for the years ended December 31, 1998, 1997 and 1996 consists of the following:


(dollars in thousands)                                                  1998                1997                 1996
----------------------------------------------------------------------------------------------------------------------------

Amortization of core deposit intangibles and goodwill                   $457                $473                 $499
Data processing                                                          663                 441                  554
Business promotion                                                       332                 369                  365
Client services                                                          443                 345                  247
Legal and professional fees                                              315                 331                  369
Net cost of other real estate owned                                        3                 (72)                 (48)
Other                                                                  1,722               1,573                1,430
----------------------------------------------------------------------------------------------------------------------------
  Total                                                               $3,935              $3,460               $3,416
============================================================================================================================

NOTE 13 - Stock Option Plan

During 1996 the shareholders of the Company approved the 1996 Stock Option Plan (the "Plan"), which replaced the then existing two stock option plans. The 1996 Stock Option Plan is described below. In accordance with APB 15, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts for options granted for the years 1998, 1997 and 1996 indicated below:



(dollars in thousands)                                                1998                 1997                1996
----------------------------------------------------------------------------------------------------------------------------

Net income:
  As reported                                                         $5,541              $5,114               $4,291
  Pro forma                                                            4,854               4,850                4,224
----------------------------------------------------------------------------------------------------------------------------
Net income per share:
  Basic, as reported                                                   $2.23               $2.04                $1.73
  Basic, pro forma                                                      1.95                1.93                 1.70
----------------------------------------------------------------------------------------------------------------------------
  Diluted, as reported                                                 $2.11               $1.94                $1.64
  Diluted, pro forma                                                    1.85                1.84                 1.61

The above amounts include the impact on net income and net income per share for options granted during the years 1995 through 1998; such amounts would have been substantially different if options granted prior to 1995 had been included in the computation.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:

Assumptions:                                                            1998                1997                 1996
--------------------------------------------------------------- ------------------- -------------------- -------------------

   Dividend yield                                                        1.8%                1.3%                 1.9%
   Volatility                                                           50.0%               53.0%                50.0%
   Risk free interest rates                                              5.0%                6.4%                 6.3%
   Expected lives (years)                                                6.4                 6.5                  8.2

The 1996 Stock Option Plan provides that either incentive stock options or nonstatutory stock options may be granted to certain key employees or directors to purchase authorized, but unissued, Common Stock of the Company. Shares may be purchased at a price not less than the fair market value of such stock on the date of the grant. Generally, stock options become exercisable 40% one year after the date of grant and 20% in each of the following three years. They expire no later than ten years after the date of the grant. The Plan provides that outside directors will automatically receive a nonstatutory option covering 5,000 shares annually at an exercise price equal to 100% of the market price of the Common Stock on the date of grant. The 1996 Stock Option Plan replaced the previous two plans which had similar provisions. If options granted under the prior plans expire without being exercised, the corresponding common shares shall become available for awards under the Plan. During 1998, 3,490 shares became available under this provision. The number of shares available for future grants of options under the 1996 Stock Option Plan was 158,755 as of December 31, 1998.

Activity under the stock plans is as follows:

                                                                                                          Weighted
                                                                                 Number                    Average
                                                                                   of                     Exercise
Options                                                                          Shares                     Price
----------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1995                                                       321,309                    $7.03
  Granted                                                                          93,560                    16.48
  Cancelled                                                                        (9,640)                   11.58
  Exercised                                                                      (152,711)                    5.29
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996                                                       252,518                    11.40
  Granted                                                                         100,070                    25.60
  Cancelled                                                                       (15,075)                   15.70
  Exercised                                                                       (23,553)                    8.76
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                                                       313,960                   $15.92
  Granted                                                                         345,000                    31.62
  Cancelled                                                                      (198,230)                   35.25
  Exercised                                                                       (35,080)                   15.08
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                                                       425,650                   $19.70
============================================================================================================================

The weighted-average fair value of options granted during 1998, 1997 and 1996 was $14.38, $13.28 and $6.22 respectively.

The following table summarizes options outstanding and exercisable at December 31, 1998:

                                      Options Outstanding                                  Options Exercisable
                 -----------------------------------------------------------------------------------------------------------
                         Number                                                         Number                Weighted
    Range of           Outstanding                 Weighted Average                   Exercisable             Average
    Exercise              as of              Remaining          Exercise                 as of                Exercise
     Prices         December 31, 1998          Life               Price            December 31, 1998           Price
----------------------------------------------------------------------------------------------------------------------------
  $5.38 - $9.13          19,730                   4.38             $6.54                  19,050                 $6.49
   9.31 - 11.50          98,870                   6.56              9.35                  77,580                  9.35
  13.38 - 14.31           7,990                   7.14             13.65                   3,680                 13.64
  16.38 - 16.38          48,000                   7.42             16.38                  28,000                 16.38
  16.75 - 24.88          28,710                   7.90             20.25                  15,584                 19.94
  25.00 - 25.38          50,200                   8.17             25.00                  20,080                 25.00
  26.69 - 37.75         172,150                   9.81             26.73                   -----              -----
----------------------------------------------------------------------------------------------------------------------------
   5.38   37.75         425,650                   8.17             19.70                 163,974                 13.24
============================================================================================================================

NOTE 14 - Commitments and Contingent Liabilities

In the normal course of business, there are outstanding commitments, such as commitments to extend credit, which are not reflected in the consolidated financial statements. These commitments involve, to varying degrees, credit risk in excess of the amount recognized as either an asset or liability in the consolidated balance sheet. The Company controls the credit risk through its credit approval process. The same credit policies are used when entering into such commitments. Management does not anticipate any loss from such commitments. As of December 31, 1998, amounts committed to extend credit under normal lending agreements aggregated approximately $139 million for undisbursed variable loan commitments and approximately $6.3 million for commitments under unused standby letters of credit and other guarantees.

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

Also at December 31, 1998, the Bank had outstanding interest rate floors as follows:

Notional amount                  $10,000                   $10,000
Floor rate                          7.00%                     8.50%
Remaining life (months)                4                        11
Carrying amount                       $3                       $98
Fair market value                 ------                       $82
Expiration date               May 10, 1999           December 11, 1999

The Bank has paid a fixed premium for which it will receive the amount of interest based on the notional amount and the difference between the floor rate and the current Prime when Prime is less than floor rate. This will protect the Bank against decreases in its net income when Prime decreases.

The Company is obligated under its lease agreement for 95 South Market Street under a noncancelable operating lease through September 2004. The lease is subject to periodic adjustment based on changes in the CPI. The following table shows future minimum payments under the lease as of December 31, 1998:

------------------------------------------------------------
Years Ending December 31,
(in thousands)
1999                                             $311
2000                                              314
2001                                              276
2002                                              237
2003                                              237
Thereafter                                        178
Total minimum lease payments                   $1,553
============================================================

Total minimum lease payments to be received under noncancelable operating subleases at December 31, 1998 are approximately $1.1 million; these payments are not reflected in the above table.

There is ordinary routine litigation incidental to the business pending against the Company but, in the opinion of management, liabilities (if any) arising from such claims will not have a material effect upon the consolidated financial statements of the Company.

NOTE 15 - Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of estimated fair values for the Company's financial instruments. Fair value estimates, methods and assumptions, set forth below for the Company's financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the consolidated financial statements and notes thereto in this Annual Report.

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

The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 as of December 31, 1998 and 1997:

 (dollars in thousands)                                              1998                               1997
----------------------------------------------------------------------------------------------------------------------------
                                                           Carrying           Fair           Carrying            Fair
Financial assets                                            Value            Value             Value            Value
----------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                      $11,239          $11,239          $22,825           $22,825
Money market investments and fed funds sold                   22,285           22,285            2,700             2,700
Investment securities                                         46,389           46,585           62,042            62,148
Loans and leases, net                                        256,602          261,479          224,479           224,430
Accrued interest receivable                                    1,600            1,600            1,800             1,800
Financial liabilities
----------------------------------------------------------------------------------------------------------------------------
Deposits                                                     302,442          302,844          270,345           270,444
Federal funds purchased, securities sold under
  repurchase agreements and other borrowings                   5,743            5,748           16,576            16,583
Off-balance sheet Financial Instruments
----------------------------------------------------------------------------------------------------------------------------
Interest rate floor contracts purchased                          100               82               13                 1

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

Loans and leases - The carrying amount of loans and leases is net of unearned fee income and the reserve for possible loan and lease losses. The fair valuation calculation process differentiates loans and leases based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and respective interest rate. Discount rates presented in the paragraphs below have a wide range due to the Company's mix of fixed and variable rate products.

The fair value of loans and leases is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans and leases with similar characteristics and remaining maturity. Most of the discount rates applied to these loans were between 7.7% and 10.9% at December 31, 1998.

Additionally, the allowance for loan and lease losses was applied against the estimated fair value of loans and leases to recognize future defaults of contractual cash flows.

Fair value for nonperforming loans and leases is based on discounting estimated cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values, where appropriate.

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

Commitment to extend credit - The majority of the Company's commitments to extend credit carry variable and current market interest rates if converted to loans or leases. Because these commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the table.

Derivative financial instruments - The fair value of the interest rate floor generally reflects the estimated amounts the Company would receive based upon dealer quotes, to terminate such agreements at the reporting date.

NOTE 16 - SJNB Financial Corp.
(Parent Company Only)

The following are the financial statements of SJNB Financial Corp. (parent company only):

----------------------------------------------------------------------------------------------------------------------------
Balance Sheets
December 31, 1998 and 1997
(dollars in thousands)                                                               1998                      1997
----------------------------------------------------------------------------------------------------------------------------

Assets
Cash and equivalents                                                                   $50                      $176
Investment in the Bank                                                              34,603                    32,662
Other assets                                                                           829                       321
----------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                  $35,482                   $33,159
============================================================================================================================
Liabilities and Shareholders' Equity
Total liabilities                                                                    -----                     -----
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                                35,482                    33,159
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                    $35,482                   $33,159
============================================================================================================================


----------------------------------------------------------------------------------------------------------------------------
Statements of Income
Years Ended December 31, 1998, 1997 and 1996
(dollars in thousands)                                                         1998             1997              1996
----------------------------------------------------------------------------------------------------------------------------

Equity in undistributed income of the Bank                                    $1,136           $2,557            $4,343
Cash dividend received from Bank                                               4,470            2,600              -----
Interest income and fees on loans and leases                                       8               13                23
Other expense                                                                   (118)             (84)             (110)
----------------------------------------------------------------------------------------------------------------------------
Income  before taxes                                                           5,496            5,086             4,256
Income tax benefit                                                                45               28                35
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $5,541           $5,114            $4,291
============================================================================================================================


----------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Years Ended December 31, 1998, 1997 and 1996
(dollars in thousands)                                                        1998             1997              1996
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                  $5,541           $5,114            $4,291
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        (Increase) decrease in other assets                                     (172)             (19)              423
        Decrease in liabilities                                                 ----             ----               (15)
        Equity in undistributed income of the Bank                            (5,606)          (5,157)           (4,343)
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                   (237)             (62)              356
----------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
    Cash dividend received from Bank                                           4,470            2,600              ----
    Cash dividend                                                             (1,390)          (1,123)             (826)
    Common stock repurchased                                                  (3,498)          (2,495)             ----
    Stock options exercised                                                      529              206               810
----------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities                    111             (812)              (16)
----------------------------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and equivalents                               (126)            (874)              340
  Cash and equivalents at beginning of year                                      176            1,050               710
----------------------------------------------------------------------------------------------------------------------------
  Cash and equivalents at end of year                                            $50             $176            $1,050
============================================================================================================================
Noncash transaction:
  Contribution of stock used in the acquisition of Epic Funding Corp.           $501
                                                                        =================

NOTE 17- Regulatory Matters

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

The Federal Reserve Board risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for possible loan and lease losses up to 1.25% of risk weighted assets. The total of Tier 1 and Tier 2 capital, less investments in unconsolidated subsidiaries, represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. The leverage capital ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum leverage capital ratio is 3%, most banking organizations are required to maintain leveraged capital ratios of at least 100 to 200 basis points above the 3%.

The table below summarizes the Tier 1 and total risk-based capital ratios and leverage capital ratios of the Company and the Bank as of the dates indicated:

Risk-based and Leverage Capital Ratios
(dollars in thousands)                                         December 31, 1998                  December 31, 1997
                                                      ----------------------------------------------------------------------
Company-Risk-based                                         Amount            Ratio            Amount            Ratio
                                                      ----------------------------------------------------------------------

Tier 1 capital                                              $30,798            10.56%          $29,167            11.28%
Tier 1 capital minimum requirement                           11,664             4.00            10,344             4.00
                                                      ----------------------------------------------------------------------
  Excess                                                    $19,134             6.56%          $18,823             7.28%
                                                      ======================================================================
Total capital                                               $34,457            11.82%          $32,415            12.53%
Total capital minimum requirement                            23,328             8.00            20,689             8.00
                                                      ----------------------------------------------------------------------
  Excess                                                    $11,129             3.82%          $11,726             4.53%
                                                      ======================================================================
Risk-adjusted assets                                       $291,602                           $258,608
                                                      ==================                 ==================
Company-Leverage
Tier 1 capital                                              $30,798             9.10%          $29,167             9.07%
Minimum leverage ratio requirement                           13,542             4.00            12,870             4.00
                                                      ----------------------------------------------------------------------
  Excess                                                    $17,256             5.10%          $16,297             5.07%
                                                      ======================================================================
Average total assets                                       $338,544                           $321,747
                                                      ==================                 ==================
Bank-Risk-based
Tier 1 capital                                              $30,125            10.33%          $28,879            11.17%
Tier 1 capital minimum requirement                           11,661             4.00            10,341             4.00
                                                      ----------------------------------------------------------------------
  Excess                                                    $18,464             6.33%          $18,538             7.17%
                                                      ----------------------------------------------------------------------
Total capital                                               $33,783            11.59%          $32,126            12.43%
Total capital minimum requirement                            23,322             8.00            20,683             8.00
                                                     -----------------------------------------------------------------------
  Excess                                                    $10,461             3.59%          $11,443             4.43%
                                                      ======================================================================
Risk-adjusted assets                                       $291,524                           $258,533
                                                      ==================                 ==================
Bank-Leverage
Tier 1 capital                                              $30,125            8.88%           $28,879            8.97%
Minimum leverage ratio requirement                           13,567             4.00            12,881             4.00
                                                     ----------------------------------------------------------------------
  Excess                                                    $16,558            4.88%           $15,998            4.97%
                                                      ======================================================================
Average total assets                                        $339,166                           $322,014
                                                      ==================                 ==================

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, or 3% in some cases. Under these guidelines, the Company and the Bank were considered well capitalized at December 31, 1998 and 1997.

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

The ability of the Company to pay dividends largely depends upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Company in the form of loans, advances or dividends. Under national banking law, without the prior approval of the Comptroller of the Currency, the Bank may not declare dividends in any calendar year that exceed the Bank's net profits for that year, as defined by statute, combined with its net retained profits, as defined, for the preceding two years. As of December 31, 1998, the Bank may initiate dividend payments without prior regulatory approval of up to $8.9 million.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.


                                    PART III
                                    --------



ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information concerning directors, executive officers, promoters and control persons and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the text under the captions "Election of Directors," "Executive Compensation and Transactions with Directors and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

Information concerning executive compensation is incorporated by reference to the text under the caption "Executive Compensation and Transactions with Directors and Officers" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the text under the captions "Security Ownership of Directors and Management" and "Security Ownership of Certain Beneficial Owners in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information concerning certain relationships and related transactions is incorporated by reference to the text under the caption "Executive Compensation and Transactions with Directors and Officers" of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.


                                     PART IV
                                     -------



ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) 1.    All Financial Statements

See Index to Financial Statements on page 35 hereof.

(a) 2.    Financial statements schedules required.  None.  (Information included in Financial Statements).

(a) 3.    Exhibits

     The following exhibits are filed as part of this report:

     Exhibit Number

       (3) (i). The Registrant's restated Articles of Incorporation are hereby incorporated by reference to Exhibit (3) a. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

       (3) (ii).  The Registrant's restated Bylaws as of July
                  23, 1998 are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1998.

       *(10) a. The Registrant's 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit
                  4.1 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

       *(10) b.   Amendment No. 1 to the 1992 Employee Stock Option Plan.

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

       *(10) e. The Registrant's Amended 1996 Stock Option Plan is incorporated by reference to exhibit 99.1 of the Registrant's Form S-8 filed July 1, 1998.

       *(10) f. The form of Nonstatutory Stock Option Agreement for Outside Directors being utilized under the Amended 1996 Stock Option Plan.

       *(10) g. The form of Nonstatutory Stock Option Agreement for Employees being utilized under the Amended 1996 Stock Option Plan.

       *(10) h. The form of Incentive Stock Option Agreement being utilized under the Amended 1996 Stock Option Plan.

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

       (23)       Consent of KPMG LLP.

       (27)       Financial Data Schedule.

       *  Indicates management contract or compensation plan or arrangement.


(b)  Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 18, 1999                            SJNB Financial Corp.

By:  S/J.R. Kenny                            By:  S/E.E. Blakeslee
  ------------------------------                 ------------------------------
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



   S/J.R. Kenny                                    S/F.J. Gorry
  ------------------------------                 ------------------------------
   James R. Kenny                                  F. Jack Gorry, Director
   President, Chief Executive Officer              March 18, 1999
   and Director
   (Principal Executive Officer)
   March 18, 1999

   S/E.E. Blakeslee                                S/A.K. Lund
  ------------------------------                 ------------------------------
   Eugene E. Blakeslee                             Arthur K. Lund, Director
   Executive Vice President and                    March 18, 1999
   Chief Financial Officer and
   Chief Accounting Officer
   (Principal Financial Officer and
   Principal Accounting Officer
   March 18, 1999

   S/R.S. Akamine                                  S/L. Oneal
  ------------------------------                 ------------------------------
   Ray S. Akamine, Director                        Louis Oneal, Directo
   March 18, 1999                                  March 18, 1999

   S/R.A. Archer                                   S/D. Rubino
  ------------------------------                 ------------------------------
   Robert A. Archer                                Diane Rubino, Director
   Chairman and Director                           March 18, 1999
   March 18, 1999

   S/A.B. Bruno                                    S/D.L. Shen
  ------------------------------                 ------------------------------
   Albert V. Bruno, Director                       Douglas L. Shen, Director
   March 18, 1999                                  March 18, 1999

   S/R. Diridon                                    S/G.S. Vandeweghe
  ------------------------------                 ------------------------------
   Rod Diridon, Director                           Gary S. Vandeweghe, Director
   March 18, 1999                                  March 18, 1999

                              SJNB Financial Corp.

                                    Form 10-K

                                    Exhibits

                                December 31, 1998


The following exhibits are filed as part of this report:

                                                                                                             Page
                                                                                                             ----

(3) (i). The Registrant's restated Articles of Incorporation are hereby incorporated by reference to Exhibit (3) a. of the Registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998

(3) (ii).   The Registrant's restated Bylaws as of July 23, 1998 are
            hereby incorporated by reference to Exhibit (3) b. of the
            Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

*(10) a. The Registrant's 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant's
            Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10) b.    Amendment No. 1 to the 1992 Employee Stock Option.

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

*(10) e. The Registrant's Amended 1996 Stock Option Plan is incorporated by reference to exhibit 99.1 of the Registrant's Form S-8 filed July
            1, 1998.

*(10) f. The form of Nonstatutory Option Agreement for Outside Directors being utilized under the Amended 1996 Stock Option Plan.

*(10) g. The form of Nonstatutory Option Agreement for Employees being utilized under the Amended 1996 Stock Option Plan.

*(10) h. The form of Incentive Stock Option Agreement being utilized under the Amended 1996 Stock Option Plan.

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

(23)        Consent of KPMG LLP.

(27)        Financial Data Schedule.

*  Indicates management contract or compensation plan or arrangement.
