Form 10-Q
period 1999-03-31
SJNB FINANCIAL CORP
filed 1999-05-06
CIK 721161

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,342,931 shares of common stock outstanding as of May 3, 1999.

PART I - FINANCIAL INFORMATION                                              Page

Item 1. - FINANCIAL STATEMENTS
------

SJNB FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

          Condensed Consolidated Balance Sheets                                3

          Condensed Consolidated Statements of Income                          4

          Condensed Consolidated Statements of Shareholders' Equity
          and Comprehensive Income                                             5

          Condensed Consolidated Statements of Cash Flows                      6

          Notes to Unaudited Condensed Consolidated Financial Statements       7



Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    CONDITION AND RESULTS OF OPERATIONS                                  7

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
------    MARKET RISK                                                         23


PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                    25
------

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            25
------

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                      25
------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  25
------

Item 5.  OTHER INFORMATION                                                    25
------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     25
------

SIGNATURES                                                                    27

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                                       March 31,           December 31,
                                     Assets                                              1999                  1998
-----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                  $14,098               $11,239
Money market investments and Federal Funds sold                                            5,974                22,285
Investment securities:
  Available for sale                                                                      35,439                35,216
  Held to maturity (Fair value: $11,414 at March 31, 1999 and $11,369 at
    December 31, 1998)                                                                    11,239                11,173
-----------------------------------------------------------------------------------------------------------------------------
    Total investment securities                                                           46,678                46,389
-----------------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                         280,787               261,380
Allowance for possible loan and lease losses                                              (4,903)               (4,778)
-----------------------------------------------------------------------------------------------------------------------------
    Loans and leases, net                                                                275,884               256,602
-----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                3,700                 3,770
Accrued interest receivable and other assets                                               6,286                 5,622
Intangibles, net of accumulated amortization of $2,278 at March 31, 1999 and
    $2,164 at December 31, 1998                                                            3,959                 4,027
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                       $356,579              $349,934
=============================================================================================================================

                      Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------------
Deposits:
    Noninterest-bearing                                                                  $69,529               $70,962
    Interest-bearing                                                                     242,237               231,480
-----------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                       311,766               302,442
-----------------------------------------------------------------------------------------------------------------------------
Other short-term borrowings                                                                5,000                 5,000
Accrued interest payable and other liabilities                                             6,511                 7,010
-----------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                    323,277               314,452
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares; issued and outstanding,
    2,343 shares at March 31, 1999 and 2,450 shares at December
    31, 1998                                                                              13,781                16,777
  Retained earnings                                                                       19,391                18,405
  Accumulated other comprehensive income                                                     130                   300
-----------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                            33,302                35,482
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                               ----                  ----
-----------------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                          $356,579              $349,934
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.




                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)
                                                                                                Quarter ended
                                                                                                  March 31,
                                                                                 --------------------------------------------
                                                                                         1999                  1998
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans and leases                                                  $6,430                $6,115
  Interest on money market investments                                                      140                   120
  Interest and dividends on investment securities available for sale                        518                   757
  Interest on investment securities held to maturity                                        154                   190
  Other interest and investment income                                                      (14)                   (2)
-----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                                 7,228                 7,180
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit over $100                                                     1,052                   679
    Other                                                                                 1,193                 1,536
-----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                                2,245                 2,215
-----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                                   4,983                 4,965
-----------------------------------------------------------------------------------------------------------------------------
Provision for possible loan and lease losses                                                100                  ----
-----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan and lease losses                                                     4,883                 4,965
-----------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                               156                   161
  Other operating income                                                                    342                   123
  Net loss on securities available for sale                                                ----                    (8)
-----------------------------------------------------------------------------------------------------------------------------
     Total other income                                                                     498                   276
-----------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                                   1,804                 1,620
  Occupancy                                                                                 216                   167
  Other                                                                                   1,040                   992
-----------------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                                 3,060                 2,779
-----------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                           2,321                 2,462
Income taxes                                                                                992                 1,027
-----------------------------------------------------------------------------------------------------------------------------
     Net income                                                                          $1,329                $1,435
=============================================================================================================================

Net income per share - basic                                                             $0.55                 $0.57
=============================================================================================================================
Net income per share - diluted                                                           $0.53                 $0.54
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



                       SJNB FINANCIAL CORP. AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                            and Comprehensive Income
                                 (in thousands)
                                   (Unaudited)
                                                                                                  Net
                                                                                               Unrealized
                                                                                              Gain (Loss)        Total
                                                                         Common    Retained  on Securities   Shareholder's
Quarter ended March 31, 1998                                   Shares     Stock    Earnings    Available         Equity
                                                                                                for Sale
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                                      2,493    $18,800   $14,254         $105         $33,159
                                                                                                            -----------------
Net income                                                                            1,435                        1,435
Other comprehensive income - Unrealized gains
   on securities held for sale, net                                                                   17              17
                                                                                                            -----------------
Comprehensive income                                                                                               1,452
                                                                                                            -----------------
Stock options exercised                                             26        408                                    408
Cash dividends                                                                         (347)                        (347)
-----------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1998                                         2,519    $19,208   $15,342         $122         $34,672
=============================================================================================================================

Quarter ended March 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                                      2,450    $16,777   $18,405         $300         $35,482
                                                                                                            -----------------
Net income                                                                            1,329                        1,329
Other comprehensive income - Unrealized losses
   on securities held for sale, net                                                                 (170)           (170)
                                                                                                            -----------------
Comprehensive income                                                                                               1,159
                                                                                                            -----------------
Common stock repurchased                                          (114)    (3,105)                                (3,105)
Stock options exercised                                              7        109                                    109
Cash dividends                                                                         (343)                        (343)
-----------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1999                                         2,343    $13,781   $19,391         $130         $33,302
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)
                                                                                                Three months ended
                                                                                                     March 31,
                                                                                       --------------------------------------
                                                                                             1999               1998
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                 $1,329             $1,435
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan and lease losses                                              100               ----
      Depreciation and amortization                                                             140                133
      Amortization on intangibles                                                               113                107
      Net loss on securities available for sale                                                ----                  8
      Amortization of discount (premium) on investment securities, net                            1                (12)
      Increase in intangibles assets                                                            (45)              ----
      Increase in accrued interest receivable and other assets                                 (665)              (781)
      (Decrease) increase in accrued interest payable and other liabilities                    (386)             1,038
-----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                             587              1,928
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale/maturity of securities available for sale                                1,490              1,322
  Maturities of securities held to maturity                                                   1,328              1,000
  Purchase of securities available for sale                                                  (1,990)            (2,009)
  Purchase of securities held to maturity                                                    (1,400)              (683)
  Loans and leases, net                                                                     (19,382)             3,830
  Capital expenditures                                                                          (70)               (36)
-----------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities                               (20,024)             3,424
-----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                               9,324             15,080
  Other short-term borrowings                                                                  ----            (11,000)
  Cash dividends                                                                               (343)              (347)
  Stock buyback                                                                              (3,105)              ----
  Proceeds from stock options exercised                                                         109                408
-----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                           5,985              4,141
-----------------------------------------------------------------------------------------------------------------------------
          Net (decrease) increase in cash and equivalents                                   (13,452)             9,492
Cash and equivalents at beginning of year                                                    33,524             25,525
-----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                       $20,072            $35,017
=============================================================================================================================
Other cash flow information:
  Interest paid                                                                              $2,165             $2,465
                                                                                       ======================================
  Income taxes paid                                                                             770                 25
=============================================================================================================================
Noncash transactions:
  Unrealized  (loss) gain on securities available for sale, net of tax                        $(170)               $17
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements

Note A     Unaudited Condensed Consolidated Financial Statements

           The unaudited condensed consolidated financial statements of SJNB Financial Corp. (the "Company") and its subsidiary, San Jose National Bank and its subsidiary Epic Funding Corp, are prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods have been included and are normal and recurring. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year.

           Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Note B     Net Income Per Share of Common Stock

           The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows (in thousands, except per share amounts):

                                                                      Quarter ended                  Quarter ended
                                                                     March 31, 1999                  March 31, 1998
                                                                Net               Per Share     Net              Per Share
                                                              Income    Shares     Amounts    Income    Shares    Amounts
           -----------------------------------------------------------------------------------------------------------------
           Net income and basic EPS                            $1,329     2,419      $0.55     $1,435     2,506    $0.57
                                                                                 ============                   ============
           Effect of stock option dilutive shares                           107                             145
                                                             --------------------            -------------------
           Diluted earnings per share                          $1,329     2,526      $0.53     $1,435     2,651    $0.54
                                                             ===============================================================



Note C     Other Recent Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this Statement on January 1, 2000. The Company will begin evaluating the impact of its adoption on the Company's consolidated financial statements. Currently, management believes the Statement would not have a significant effect on the Company's consolidated financial position or its consolidated statement of operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" and the "Bank"), and the Bank's subsidiary, Epic Funding Corp. ("Epic"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March

31, 1999 and 1998 and the liquidity and financial condition of the Company, SJNB and Epic as of March 31, 1999 and December 31, 1998.

All dollar amounts in the text in Item 2 are in thousands, except per share amounts or as otherwise indicated.


Forward-looking Information

This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; a potential declining health of the economy, either nationally or regionally; the deterioration of credit quality, which could cause an increase in the provision for possible loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County real estate and technology industries; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; risks associated with the Year 2000 which could cause disruptions in the Company's operations; and changes in the securities markets. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. See also the section below entitled "Year 2000 Issue" and other risk factors discussed elsewhere in this Report.


Current Developments

During the first quarter of 1999, the Company announced that the Board of Directors had approved the repurchase of up to $3.5 million of the Company's common stock. Through March 31, 1999, the Company had repurchased 114,500 shares for a total of $3.1 million.


Year 2000 Issue

The "Year 2000 issue" relates to the fact that many computer programs and other technology utilizing microprocessors use only two digits to represent a year, such as "98" to represent "1998." In the year 2000 ("Y2K"), such programs/processors could incorrectly treat the year 2000 as the year 1900. This issue has grown in importance as the use of computers and microprocessors has become more pervasive throughout the economy, and interdependencies between systems has multiplied. The issue must be recognized as a business problem, rather than simply a computer problem, because of the way its effects could ripple through the economy. The Company could be affected either directly or indirectly by the Year 2000 issue. This could happen if any of its critical computer systems or equipment containing embedded logic fail, if the local infrastructure (electric power, communications, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are significantly impacted by their internal systems or those of their customers or suppliers. The Company's business is heavily dependent on technology and data processing. To address these issues, the Company has created a Year 2000 team whose members are familiar with the Company's business and operations.

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

The Company's application software, data processing vendors, computer operating systems, local area network and the power and communication infrastructure provide critical support to substantially all of its business and operations. Failure to successfully complete renovation, validation and implementation of its mission-critical IT systems could have a material adverse effect on the operations and financial performance of the Company. Moreover, Year 2000 issues experienced by significant vendors or customers of the Company or power or communications systems could negatively impact the business and operations of the Company even if its own critical IT systems are capable of functioning satisfactorily. Due to the numerous issues and problems which might arise and the lack of guarantees concerning Year 2000 readiness from non-IT service providers such as power and communication systems vendors, the Company cannot quantify the potential cost of problems if the Company's renovation and implementation efforts or the efforts of significant vendors or customers are not successful.


State of Readiness

The Company believes it is well underway in preparing for Year 2000 issues. During the latter half of 1997 and the first half of 1998, the Company conducted a comprehensive review of its IT systems to identify systems that present Year 2000 issues. The Company has developed a plan which it believes should satisfactorily resolve Year 2000 issues related to its mission-critical IT systems. The Company's Y2K team has also utilized external resources provided by its outside vendors and a consultant hired to assist the Company. Management initially anticipated that the renovation and validation (testing) phases of its Year 2000 project for critical IT systems would be completed by December 31, 1998. While this process has taken somewhat longer than anticipated, initial testing and validation of mission-critical systems was completed as of March 31, 1999. At the date of this Report, management of the Company had not identified any serious problems with any of its mission-critical systems. The Company is in the process of replacing its voice mail and e-mail systems which were near the end of their expected life cycle, and were determined not to be Year 2000 compliant. These systems are not considered to be mission-critical, and replacement is expected to be completed by June 30, 1999.

The Company converted to a new core processing system (which handles accounting for loans, deposit accounts and general ledger) in November 1997. The conversion to this system was not based on Year 2000 issues; however, the vendor of this system represented to the Company that the system was Y2K compliant. Vendors of the Company's other critical IT systems have also informed the Company that their products/systems are Y2K compliant. Based on information provided by outside service providers and its testing process the Company believes that its mission-critical IT systems are substantially Y2K compliant. The Company intends to work with its vendors to attempt to resolve any other issues discovered during the testing process and to complete secondary testing, where it is deemed appropriate, by June 30, 1999.

The Company ran tests on its core processing system at a remote disaster recovery site during October 1998 with technical assistance from the vendor and an outside consultant. Actual data from a prior period was used to conduct future date tests. The Company is also monitoring the Y2K readiness of its outside item processing and operating system vendors.

By March 31, 1999, testing of both critical and non-critical local area network applications was substantially complete. The Company cannot test for Y2K readiness of its power and telecommunication vendors, although the Company is monitoring their readiness.

Costs

The Company is expensing all period costs associated with the Year 2000 issue. Through March 31, 1999 the amount of such expenses totaled approximately $141. It is anticipated that additional Year 2000 Project expenses for the remainder of 1999 will be approximately $59. This estimate includes costs for consultants, running tests and technical assistance from vendors, as well as development of contingency plans and costs of communicating with customers concerning Year 2000 issues. Also included are capital expenditures of approximately $50 which have been or will be incurred during 1999 to replace equipment or systems which were nearing the end of their life cycle and found to be non-Year 2000 compliant. These cost estimates exclude the expense of the Company's internal staff time and systems or products which were replaced for other business reasons. The diversion of resources to Year 2000 issues has resulted in some delays in implementation of other information systems projects. The Company does not believe that these delays have had a material effect on its growth in revenues or expense. There can be no assurance that these expenses will not increase as further testing and assessment of vendor and customer readiness and contingency planning for the Year 2000 continues.


Risks

It is inherently difficult to predict the future outcome of most events. The Y2K issue is no exception due to the complexity of technology, the numerous variables and the inability to assess the impact of the Year 2000 issue on the local, national and international economy. Management has identified a long-range, most reasonably likely, worst-case scenario. This scenario suggests that the Y2K issue might negatively impact some significant customers and non-IT vendors/products through the failure of the customer and/or vendor to be prepared or the impact on them of the failure of their own vendors and customers. Management believes that this scenario could occur in conjunction with an economic recession arising from the Y2K issue. The Bank's asset quality and earnings could be adversely impacted in that event. It is not possible to predict the effect of this Y2K scenario on the economic viability of the Bank's customers and the related adverse impact it may have on the Company's financial position and results of operations, including the level of the Bank's provision for possible loan losses in future periods. Further, there can be no assurance that other possible adverse scenarios will not occur.

The Company presently believes that, based upon its Year 2000 testing program and assuming representations of Year 2000 readiness from significant vendors and customers are accurate, the Year 2000 issue should not pose significant operational risks for the Company's IT systems. However, other significant risks relating to the Year 2000 issue are that of the unknown impact of this problem on the operations of the Bank's customers and vendors, the impact of infrastructure failures such as power, communications and water on the Company's IT systems, the economy and future actions which banking or securities regulators may take.

The Company is making efforts to ensure that its customer base is aware of the Year 2000 issue. In addition to seminars for and mailings to its customer base, the Bank has amended its credit policy and credit authorization documentation to include consideration regarding the Year 2000 issue. Significant customer relationships have been identified, and such customers are being contacted by the Bank's account officers to determine whether they are aware of Year 2000 risks and whether they are taking preparatory actions. An initial assessment of these customers was substantially completed in late 1998. The Company is taking follow-up action in 1999 based on the results of this assessment.

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


Contingency Plans

The Company maintains a Disaster Contingency and Business Resumption Plan which contains policies and procedures to follow in the event of a significant business disruption due to events such as fire, earthquake, flood, etc. The Company is working to develop further contingency plans to address potential business disruptions which might result from Year 2000 issues. This will involve, among other things, procedures to be followed in the event of a power failure, communications failure, or system failure which occurs despite the testing which has been performed. Management intends to have an independent party review the feasibility of its Disaster Contingency and Business Resumption Plan. This process is expected to be completed on or about June 30, 1999.


Selected Financial Data

The following presents selected financial data and ratios as of and for the three months ended March 31, 1999 and 1998:

SELECTED FINANCIAL DATA AND RATIOS
                                                                                        For the quarters
                                                                                        ended March 31,
                                                                    ---------------------------------------------------------
SELECTED ANNUALIZED OPERATING RATIOS:                                          1999                         1998
-----------------------------------------------------------------------------------------------------------------------------
Return on average equity                                                        15.46%                      17.28%
Return on average tangible equity                                               18.94                       20.85
Return on average assets                                                         1.55                        1.80
Net recoveries to average loans and leases                                      (0.04)                      (0.09)

PER SHARE DATA:
Net income per share - basic                                                    $0.55                       $0.57
Net income per share - diluted                                                   0.53                        0.54
Net income per share - (core) - diluted (1)                                      0.57                        0.58
Dividends per share                                                              0.14                        0.14
=============================================================================================================================

                                                                           At March 31,                 At March 31,
SHAREHOLDERS' EQUITY                                                           1999                         1998
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity per share                                                 $14.22                      $13.76
Tangible equity per share                                                       12.53                       12.32

SELECTED FINANCIAL POSITION RATIOS:
-----------------------------------------------------------------------------------------------------------------------------
Leverage capital ratio                                                           8.34%                       9.61%
Average equity to average assets                                                10.00                       10.39
Average tangible equity to average tangible assets                               8.55                        9.36
Nonperforming loans and leases to total loans and leases                         0.14                        0.26
Nonperforming assets to total assets                                             0.11                        0.17
Allowance for possible loan and lease losses to total loans                      1.75                        2.02
Allowance for possible loan and lease losses
  to nonperforming loans and leases                                            1,232                        786
Allowance for possible loan and lease losses
 to nonperforming assets                                                       1,232                        786
=============================================================================================================================

(1)  Excludes   after-tax  effect  of  goodwill  and  core  deposit   intangible
     amortization.

Summary of Financial Results

The Company reported net income of $1,329 or $0.53 per share - diluted for the quarter ended March 31, 1999, compared with net income of $1,435 or $0.54 per share - diluted for the first quarter of 1998. The decrease in net income and diluted earnings per share compared to the quarter ended March 31, 1998 was primarily the result of the net interest margin declining 50 basis points due to the prime rate decreases in late 1998, an increase in the loan loss provision of $100, an increase in costs associated with the Bank's leasing subsidiary, Epic, and the establishment of a de novo branch in Danville, CA. These amounts were partly offset by a reversal of a specific reserve established for an acquired SBA loan which was paid in full.


Net Interest Income

Net interest income for the quarter ended March 31, 1999, increased $18 as compared to the same quarter a year ago. The Bank's average earning assets for the same period increased by $25 million, primarily as the result of growth in the Bank's loan and lease portfolio.

Net interest margin for the first quarter of 1999 was 6.26% as compared to 6.76% for the same quarter in 1998. This decrease was primarily related to the decrease in the yield on earning assets; in particular the yield on loans and leases, which account for 82% of earning assets, declined from 10.86% to 9.74%. The decrease in the net interest margin was due mainly to prime rate decreases in late 1998 of 75 basis points.

Economic conditions in Northern California have remained relatively strong in the first three months of 1999, although, there are indications that this economic strength could be threatened by a slow-down in demand for semi-conductors, computers and other technology products, the tightening of a skilled labor force in Santa Clara County and the potential for the real estate market to slowdown. In addition, the competitive environment within the Bank's marketplace continues to be aggressive and the competition between banks for additional loans, leases and deposits has caused more competitive pricing.

Due to the nature of the Company's target market in which loans are generally tied to the prime rate, management believes modest increases in interest rates should positively affect the Bank's net interest margin. Conversely, management believes stable or declining rates will tend to have an adverse impact on net interest margin. The Bank utilizes various methods to hedge some of its interest rate risk. See "Loans and Lease Portfolio" and "Asset/Liability Management."

The following tables shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three months ended March 31, 1999 and 1998.

AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)
                                                                          Quarter ended March 31,
                                                -----------------------------------------------------------------------------
                                                                1999                                   1998
-----------------------------------------------------------------------------------------------------------------------------
Assets                                            Average                   Average     Average                   Average
                                                  Balance      Interest    Yield (1)    Balance      Interest    Yield (1)
-----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans and leases, net (2)                        $267,735      $6,430        9.74%     $228,411      $6,115       10.86%
  Securities available for sale (3)                  35,138         518        5.98        49,213         757        6.24
  Securities held to maturity:
    Taxable (4)                                       6,586         103        6.34         9,672         148        6.21
    Nontaxable (5)                                    4,618          85        7.46         3,459          70        8.21
  Money market investments                           10,933         140        5.19         9,002         120        5.41
Interest rate hedging instruments                      ----         (14)       ----          ----          (2)       ----
--------------------------------------------------------------------------            --------------------------
      Total interest-earning assets                 325,010       7,262        9.06       299,757       7,208        9.75
--------------------------------------------------------------------------            --------------------------
Allowance for possible loan and lease losses         (4,849)                               (4,528)
Cash and due from banks                              15,201                                15,892
Other assets                                          7,699                                 9,346
Core deposit intangibles and
  goodwill, net                                       5,513                                 3,688
-------------------------------------------------------------                         -------------
      Total Assets                                 $348,574                              $324,155
=============================================================                         =============
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                         $51,829         311        2.43       $47,296         295        2.53
    Money market and savings                         87,977         684        3.15        96,201         899        3.79
    Certificates of deposit:
      Less than $100                                 12,406         144        4.71        14,348         184        5.20
      $100 or more                                   84,369       1,052        5.06        49,792         679        5.53
--------------------------------------------------------------------------            --------------------------
        Total certificates of deposits               96,775       1,196        5.01        64,140         863        5.46
--------------------------------------------------------------------------            --------------------------
Other borrowings                                      3,928          54        5.58        10,640         158        6.02
--------------------------------------------------------------------------            --------------------------
       Total interest-bearing liabilities           240,509       2,245        3.79       218,277       2,215        4.12
--------------------------------------------------------------------------            --------------------------
Noninterest-bearing demand                           67,221                                67,012
Accrued interest payable and
  other liabilities                                   5,995                                 5,192
-------------------------------------------------------------                         -------------
      Total liabilities                             313,725                               290,481
-------------------------------------------------------------                         -------------
Shareholders' equity                                 34,849                                33,674
-------------------------------------------------------------                         -------------
      Total Liabilities and Shareholders' Equity   $348,574                              $324,155
=============================================================-------------            =============-------------
Net interest income and margin (6)                               $5,017        6.26%                   $4,993        6.76%
================================================             =========================             ==========================

(1)  Rates are presented on an annualized  basis.
(2) Includes loan fees of $350 for 1999, and $271 for 1998. Nonperforming loans and leases have been included in average loan and lease balances.
(3)  Includes dividend income of $32 and $44 received in 1999 and 1998.
(4)  Includes dividend income of $8 received in 1999 and 1998.
(5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($34 in 1999 and $28 in 1998).
(6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of earning assets.

Provision for Possible Loan and Lease Losses

The level of the allowance for possible loan and lease losses and the related provision, if any, reflect management's judgment as to the inherent risk of loss associated with the loan and lease portfolios as of March 31, 1999 and 1998 based on information available to management as of said dates. Based on management's evaluation of such risks, an addition of $100 was made to the allowance for possible loan and lease losses for the three months ended March 31, 1999, and no addition was made in the three months ended March 31, 1998, respectively. See "Loan and Lease Portfolio."

Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the three-month period ended March 31, 1999 and 1998:

OTHER INCOME
(dollars in thousands)
                                                                          Quarter ended March 31,
                                              -------------------------------------------------------------------------------
                                                               1999                                   1998
                                                    Amount             Percent             Amount              Percent
-----------------------------------------------------------------------------------------------------------------------------
Depositor service charges                             $156               31.33%              $161                58.33%
Other operating income                                 342               68.67                123                44.57
Net loss on securities available for sale             ----                ----                 (8)               (2.90)
-----------------------------------------------------------------------------------------------------------------------------
    Total                                             $498              100.00%              $276               100.00%
=============================================================================================================================

The increase in other operating income of $219 for the first quarter of 1999 compared to the first quarter of 1998 is mainly due to the reversal of a specific reserve established on the date it was purchased for an acquired SBA loan which was paid in full.

Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:

OTHER EXPENSES AS A PERCENTAGE OF AVERAGE ASSETS
(dollars in thousands)
                                                                         Quarter ended March 31,
                                              -------------------------------------------------------------------------------
                                                               1999                                   1998
                                                    Amount            Percent(1)            Amount            Percent(1)
-----------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                                $1,804               2.07%             $1,620              2.00%
Data processing                                         165               0.19                 189              0.23
Client services paid by bank                            118               0.14                  93              0.11
Amortization of core deposit intangibles and
  goodwill                                              113               0.13                 107              0.13
Legal and professional fees                             111               0.13                  79              0.10
Furniture and equipment                                 109               0.13                  89              0.11
Occupancy                                               107               0.12                  78              0.10
Business promotion                                       89               0.10                  84              0.10
Directors' & shareholders'                               83               0.09                  64              0.08
Other                                                   361               0.41                 376              0.47
-----------------------------------------------------------------------------------------------------------------------------
    Total                                            $3,060               3.51%             $2,779              3.43%
=============================================================================================================================

(1) The percentages are calculated by annualizing the expenses and comparing that amount to the average assets for the respective three-month periods ended March 31, 1999 and 1998.

Total other expenses for the first quarter of 1999 increased $281 from the same period a year ago, primarily as a result of increases in salaries and benefits (relating to the acquisition of Epic and the opening of the East Bay Regional Office, both occurring in July 1998), an increase in occupancy, furniture and equipment and stationery and supplies also due to the addition of Epic and the new East Bay Regional Office, an increase in client services paid by the Bank representing an increase in costs associated with several significant customers and an increase in legal and professional fees.


Income Tax Provision

The effective tax rate for the three months ended March 31, 1999 was 42.7%, compared to 42.% for the same period a year ago. This decrease was caused by several items, the most significant of which were the amortization of intangibles, tax exempt income, the California Franchise tax, the California Franchise Tax Enterprise Tax Zone Credit and the impact of the Bank's investment in a Low Income Housing Tax Credit fund.


Financial Condition and Earning Assets

Consolidated assets increased to $357 million at March 31, 1999 compared to $350 million at December 31, 1998. The increase related primarily to an increase in loans and leases and was funded principally by an increase in certificates of deposits of greater than $100 of approximately $14 million, $10 million of which resulted from the placement of a five year, fixed rate certificate of deposit. See "Funding."


Money Market Investments

Money market investments, which include federal funds sold, were $6.0 million at March 31, 1999 as compared to $22.3 million at December 31, 1998. This decrease is related to the increase in the Bank's loans and leases of $19 million and an increase in certificates of deposits of greater than $100 as discussed above, offset by an increase in cash of $3 million.

Securities

The following table shows the  composition of the securities  portfolio at March
31, 1999 and December 31, 1998. There were no issuers of securities (except U.S.
Government Securities) for which the book value of securities of any issuer held by the Bank exceeded 10% of the Company's shareholders' equity.

SECURITIES PORTFOLIO
 (dollars in thousands)
                                                         March 31, 1999                         December 31, 1998
----------------------------------------------------------------------------------------------------------------------------
                                              Amortized    Unrealized      Market     Amortized    Unrealized     Market
                                                 Cost      Gain (Loss)     Value         Cost      Gain (Loss)     Value
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                 $3,005         $46         $3,051       $3,005         $72         $3,077
  U. S. Government Agencies                      24,222         253         24,475       25,220         466         25,686
  Mortgage backed                                 5,369          55          5,424        3,865         101          3,966
  Mutual funds                                    2,638        (149)         2,489        2,638        (151)         2,487
----------------------------------------------------------------------------------------------------------------------------
   Total available for sale                      35,234         205         35,439       34,728         488         35,216
----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                                  1,000           3          1,003        1,000           7          1,007
  U. S. Government Agencies                       2,499          22          2,521        3,496          38          3,534
  State and municipal (nontaxable)                5,603         118          5,721        4,213         116          4,329
  Mortgage backed                                 1,600          32          1,632        1,927          35          1,962
----------------------------------------------------------------------------------------------------------------------------
   Total held to maturity                        10,702         175         10,877       10,636         196         10,832
  Federal Reserve Bank Stock                        537        ----            537          537        ----            537
----------------------------------------------------------------------------------------------------------------------------
   Total                                         11,239         175         11,414       11,173         196         11,369
----------------------------------------------------------------------------------------------------------------------------
    Total investment securities portfolio        46,473         380         46,853       45,901         684         46,585
============================================================================================================================

Unrealized gains generally result from the impact of current market rates being less than those rates in effect at the time the Bank purchased the securities. The unrealized gain on securities available for sale as of March 31, 1999 was $205 as compared to an unrealized gain of $488 as of December 31, 1998. The Bank's weighted average maturity of the available for sale portfolio was approximately 1.73 years as of March 31, 1999. It is estimated by management that for each 1% change in interest rates, the value of the Company's available for sale securities will change by 1.61%.

The unrealized gain on securities held to maturity was $175 as of March 31, 1999, as compared to an unrealized gain of $196 as of December 31, 1998. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 5.32 years as of March 31, 1999. It is estimated by management that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 3.47%. The increase in the maturity and duration are due to a 1997 change in Company policy relating to the purchase and treatment of several securities. Since that time, management has classified all new purchases of securities as "available for sale" except for the state and municipal securities, which are classified as "held to maturity."

The maturities and yields of the investment portfolio at March 31, 1999 are shown below:

MATURITY AND YIELDS OF INVESTMENT SECURITIES
At  March 31, 1999
(dollars in thousands)
                                               Available for Sale                              Held to Maturity
                                 ----------------------------------------------------------------------------------------------
                                                                     FTE                                             FTE
                                                  Estimated        Average                        Estimated        Average
                                 Amortized Cost   Fair Value      Yield (1)     Amortized Cost   Fair Value       Yield (1)
                                 ----------------------------------------------------------------------------------------------
U. S. Treasury:
  Within 1 year                        $1,999         $2,011          6.21%           $1,000         $1,003          6.38%
  After 1 year within 5 years           1,006          1,040          6.23             -----          -----         -----
                                 ----------------------------------------------------------------------------------------------
   Totals                               3,005          3,051          6.21             1,000          1,003          6.38
                                 ----------------------------------------------------------------------------------------------
U.S. Government Agencies:
  Within 1 year                         7,998          8,029          6.04             2,000          2,008          6.33
  After 1 year within 5 years          16,224         16,447          6.02               499            513          6.78
                                 ----------------------------------------------------------------------------------------------
   Totals                              24,222         24,475          6.03             2,499          2,521          6.42
                                 ----------------------------------------------------------------------------------------------
State and municipal:
  Within 1 year                         -----          -----         -----               846            927          6.68
  After 1 year within 5 years           -----          -----         -----               980            999          6.16
  After 10 years                        -----          -----         -----             3,777          3,795          6.62
                                 ----------------------------------------------------------------------------------------------
   Totals                               -----          -----         -----             5,603          5,721          6.55
                                 ----------------------------------------------------------------------------------------------
Mortgage backed
  After 1 year within 5 years           3,386          3,451          6.73             1,600          1,632          7.90
  After 5 years within 10 years         1,983          1,973          5.48             -----          -----         -----
                                 ----------------------------------------------------------------------------------------------
   Totals                               5,369          5,424          6.27             1,600          1,632          7.90
                                 ----------------------------------------------------------------------------------------------
Mutual funds:
                                 ----------------------------------------------------------------------------------------------
  Within 1 year                         2,638          2,489          4.69             -----          -----         -----
                                 ----------------------------------------------------------------------------------------------
 Other
                                 ----------------------------------------------------------------------------------------------
  After 10 years                        -----          -----         -----               537            537          6.00
                                   ----------------------------------------------------------------------------------------------
   Total investment securities         35,234        $35,439          5.98%          $11,239        $11,414          5.55%
                                 ==============================================================================================
Net unrealized gain on
  securities available for sale           205
                                 ---------------

   Total investment securities,
    net carrying value                $35,439
                                 ===============

(1)  Fully taxable equivalent.

Loan and Lease Portfolio

The following table provides a breakdown of the Company's consolidated loans and leases by type of borrower:

LOAN AND LEASE PORTFOLIO
(dollars in thousands)
                                                     March 31, 1999                           December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                Percentage of                              Percentage of
                                            Total Amount         Total Loans          Total Amount          Total Loans
-----------------------------------------------------------------------------------------------------------------------------
Commercial                                     $90,688               32.3%                $90,304               34.5%
Leasing                                          7,632                2.7                   3,768                1.4
Factoring/Asset-based lending                   13,441                4.8                   7,393                2.8
Real estate construction                        33,869               12.1                  32,340               12.4
Real estate-other                              109,093               38.8                 101,559               38.9
Consumer                                         9,716                3.4                   9,647                3.7
Other                                           17,029                6.1                  17,031                6.5
Unearned fee income                               (681)              (0.2)                   (662)              (0.2)
-----------------------------------------------------------------------------------------------------------------------------
  Total loans and leases                      $280,787              100.0%               $261,380              100.0%
=============================================================================================================================

Consolidated loans and leases increased to $281 million at March 31, 1999, from $261 million at December 31, 1998. The growth in leasing and factoring/asset-based lending is due to the acquisition of Epic. Real estate-other is comprised of real estate term loans and, due to the low interest rate environment and the increased appetite for refinancing, the demand for such loans has increased substantially. Additionally, the Bank has elected not to aggressively seek or renew loans where, in management's opinion, the Bank's underwriting criteria is not satisfied; this has caused a slow down in loan production and an increase in payoffs when the Bank has not met competitive pressures.

Approximately 56% of the loan and lease portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other, mortgage warehouse lines (2%, included in the Other category), real estate equity lines (2%, included in the Consumer category), and loans to real estate developers for short-term investment purposes (0.4%) and loans for real estate investment purposes made to non-developers (1%). The latter two types are included in the Other category. Approximately 32% of the loan and lease portfolio is made up of commercial loans; however, in management's view, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, real estate-other and real estate construction loans at March 31, 1999. Approximately 80% of the commercial and real estate loan portfolio have floating interest rates which, in management's opinion, generally limits the exposure to interest rate risk on long-term loans and leases but can have a negative impact when rates decline.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE
SENSITIVITY
(dollars in thousands)                                   Balances Maturing                    Interest Rate Sensitivity
                                          -----------------------------------------------------------------------------------
                            Balances at                      One year                      Predetermined       Floating
                           March 31, 1999    One year         to five     Over five years     interest         interest
                                              or less          years                           rates             rates
-----------------------------------------------------------------------------------------------------------------------------
Commercial                      $90,688        $51,858          $29,217         $9,613           $3,922          $86,766
=============================================================================================================================
Real estate construction        $33,869        $33,869             ----           ----             ----          $33,869
=============================================================================================================================
Real estate-other              $109,093        $13,825          $24,517        $70,751          $43,066          $66,027
=============================================================================================================================

The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan or lease within each category of borrower (commercial, real estate-other, real estate construction, factoring/asset-based lending, etc.) and leases. Loans and leases are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon, among other things, the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans and leases. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan and lease is evaluated on the basis of whether or not it is impaired. For impaired loans and leases, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach believed by management to measure the risk of possible future loan and lease losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. The allowance for possible loan and lease losses was approximately $4.9 million at March 31, 1999, or 1.75% of total loans and leases outstanding. Based on information available as of the date of this report, management believes the allowance for possible loan and lease losses, determined as described above, is adequate for potential losses foreseeable at March 31, 1999.

The allowance for possible loan and lease losses is a general reserve available against the total loan and lease portfolio and off-balance sheet credit exposure. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan and lease losses. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The following schedule provides an analysis of the allowance for possible loan and lease losses:

ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
(dollars in thousands)
                                                                                 Quarter ended                 Year ended
                                                                                   March 31,                  December 31,
                                                                      --------------------------------------------------------
                                                                            1999               1998               1998
------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                                             $4,778            $4,493             $4,493
Charge-offs by loan or lease category:
  Commercial                                                                   ----              ----                234
  Consumer                                                                       20              ----               ----
------------------------------------------------------------------------------------------------------------------------------
   Total charge-offs                                                             20              ----                234
------------------------------------------------------------------------------------------------------------------------------
Recoveries by loan or lease category:
  Commercial                                                                     33                17                118
  Real estate-other                                                               1                33                 33
  Consumer                                                                       11              ----                 68
------------------------------------------------------------------------------------------------------------------------------
   Total recoveries                                                              45                50                219
------------------------------------------------------------------------------------------------------------------------------
Net (recoveries) charge-offs                                                    (25)              (50)                15
------------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                                    100              ----                300
------------------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                                   $4,903            $4,543             $4,778
==============================================================================================================================

Ratios:
Net (recoveries) charge-offs to average loans and leases, annualized          (0.04%)           (0.09%)             0.01%
Allowance to total loans and leases at the end of the period                   1.75               2.02              1.83
Allowance to nonperforming loans and leases at end of the period              1,232               786              1,983
==============================================================================================================================

During the three months ended March 31, 1999 and 1998, charge-offs amounted to $20 and $0, respectively. Management does not believe there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed. The allowance for possible loan and lease losses was 1,232% of nonperforming loans and leases at March 31, 1999 compared to 1,983% at December 31, 1998.

Nonperforming Loans and Leases

Nonperforming loans and leases consist of loans and leases for which the accrual of interest has been suspended, restructured loans and leases and other loans and leases with principal or interest contractually past due 90 days or more and still accruing. The following table provides information about such loans and leases:

NONPERFORMING LOANS AND LEASES
(dollars in thousands)
                                                                                       March 31,           December 31,
                                                                                         1999                  1998
-----------------------------------------------------------------------------------------------------------------------------
Loans and leases accounted for on a non-accrual basis                                     $398                  $197
Loans and leases restructured and in compliance with modified terms                       ----                    44
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                                                 $398                  $241
=============================================================================================================================

As of March 31, 1999, nonperforming loans and leases consisted of four loans, one of which was approximately $201 and the remaining were individually not significant.

Management conducts an ongoing evaluation and review of the loan and lease portfolio in order to identify potential nonperforming loans and leases. Management considers loans and leases which are classified for regulatory purposes, loans and leases which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(ii) represent material credits information about which management is aware which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of March 31, 1999, management has not identified any loans or leases not included within the Nonperforming Loan and Lease table above with respect to which known information causes management to have serious doubts about the borrowers' abilities to comply with present repayment terms, such that the loans and leases might subsequently be classified as nonperforming. Changes in world, national or local economic conditions or specific industry segments (including declining exports), rising interest rates, declines in real estate values, year 2000 issues, declines in securities markets and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and leases and the value of real estate and other collateral securing such loans and leases.


Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
(dollars in thousands)
                                                                 March 31, 1999                   December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                            Total          Percentage          Total          Percentage
                                                            Amount      of Total Deposits      Amount      of Total Deposits
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                                   $69,529           22.3%            $70,962           23.5%
Interest-bearing demand                                       51,890           16.7              49,468           16.4
Money market and savings                                      85,503           27.4              91,320           30.2
Certificates of deposit:
  Less than $100                                              12,573            4.0              12,492            4.1
  $100 or more                                                92,271           29.6              78,200           25.8
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                    $311,766          100.0%           $302,442          100.0%
=============================================================================================================================

Deposits as of March 31, 1999, were $312 million compared to $302 million at December 31, 1998. The source of deposit growth for the first quarter was due to the growth of certificate of deposits of greater than $100. The increase in these balances was mainly due to the placement of a five year fixed rate certificate of deposit of $10 million. Although money market and savings decreased $5.8 million in the first quarter of 1999, a large customer with money market deposit accounts commenced consolidation of its accounts in the Midwest and approximately $14 million of such deposits were transferred out of the Bank. The remaining balances of approximately $4 million will be transferred out of the Bank over the next three to six months. After adjusting for the loss of this single customer, money market and savings accounts increased approximately $8 million during the first quarter, mainly due to the Bank's business development efforts. Because of this high level of unusual activity, the Bank considers it prudent to maintain significant short-term liquidity. While the amount of noninterest-bearing demand deposits was essentially unchanged the percentage of such deposits declined 1.2%. Management believes this trend could continue due, in part, to competitive pressures and changes in the deposit products being utilized by some of the Bank's customers, which has caused a shift to interest-bearing products. See "Liquidity."


Asset/Liability Management

The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. Any further cuts (in addition to those in late 1998) in interest rates by the Federal Reserve System could negatively impact the Company's net interest revenues in future periods. Management notes, however, that these cuts and any further interest rate cuts might stimulate demand for loans and leases in the future which could offset some of the decline in the Company's interest income.

To counter its asset-sensitive interest rate position, the Bank has entered into interest rate "floors" as follows:

INTEREST RATE FLOORS
At March 31, 1999
--------------------------------------------------------------------------------
Notional amount                         $10 million          $10 million
Floor rate                              7.00%                8.50%
Remaining life (months)                 1                    8
Carrying amount                         $1                   $68
Fair market value                       -----                $55
Expiration date                         May 10, 1999         December 11, 1999

The Bank has paid a fixed premium for which it will receive the amount of interest based on the notional amount and the difference between the floor rate and the current prime rate when the prime rate is less than the floor rate. This will protect the Bank against decreases in its net income when the prime rate decreases. Settlement is done quarterly, and the Bank records the impact of this hedge on an accrual basis.


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

The table below summarizes the various capital ratios of the Company and Bank at March 31, 1999 and December 31, 1998.

Risk-based and Leverage Capital Ratios
(dollars in thousands)
                                                                 March 31, 1999                     December 31, 1998
                                                       ----------------------------------------------------------------------
Company-Risk-based                                          Amount            Ratio            Amount            Ratio
                                                       ----------------------------------------------------------------------
Tier 1 capital                                               $29,064           9.46%             $30,810         10.57%
Tier 1 capital minimum requirement                            12,290           4.00               11,664          4.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $16,774           5.46%             $19,146          6.57%
                                                       ======================================================================
Total capital                                                $32,917          10.71%             $34,469         11.82%
Total capital minimum requirement                             24,580           8.00               23,328          8.00
                                                       ----------------------------------------------------------------------
  Excess                                                      $8,337           2.71%             $11,141          3.82%
                                                       ======================================================================
Risk-adjusted assets                                        $307,251                            $291,602
                                                       =================                   ================

Company-Leverage
Tier 1 capital                                               $29,064           8.34%             $30,810          9.10%
Minimum leverage ratio requirement                            13,943           4.00               13,542          4.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $15,121           4.34%             $17,268          5.10%
                                                       ======================================================================
Average total assets                                        $348,575                            $338,544
                                                       =================                   ================

Bank-Risk-based
Tier 1 capital                                               $27,802           9.05%             $30,125         10.33%
Tier 1 capital minimum requirement                            12,285           4.00               11,661          4.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $15,517           5.05%             $18,464          6.33%
                                                       ======================================================================
Total capital                                                $31,655          10.31%             $33,783         11.59%
Total capital minimum requirement                             24,570           8.00               23,322          8.00
                                                       ----------------------------------------------------------------------
  Excess                                                      $7,084           2.31%             $10,461          3.59%
                                                       ======================================================================
Risk-adjusted assets                                        $307,128                            $291,524
                                                       =================                   ================

Bank-Leverage
Tier 1 capital                                               $27,802           8.07%             $30,125          8.88%
Minimum leverage ratio requirement                            13,784           4.00               13,567          4.00
                                                      ----------------------------------------------------------------------
  Excess                                                     $14,019           4.07%             $16,558          4.88%
                                                       ======================================================================
Average total assets                                        $344,596                            $339,166
                                                       =================                   ================



To allow for the effective management of capital, the Board of Directors has approved the repurchase from time-to-time of up to $3.5 million of its common stock through open market or privately negotiated transactions. Through March 31, 1999, the Company had repurchased 114,500 shares for a total price of $3.1 million.

Liquidity

Management strives to maintain a level of liquidity sufficient to meet customer requirements for loan and lease funding and deposit withdrawals in an economically feasible manner. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan and lease demand, capital expenditures, and prevailing and anticipated economic conditions. SJNB's business is generated primarily through customer referrals and employee business development efforts; however the Bank could utilize purchased deposits to satisfy temporary liquidity needs.

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks and other short-term investments, short-term securities held to maturity, and securities available for sale less short-term borrowings. At March 31, 1999, consolidated net liquid assets totaled $62 million or 19% of consolidated total assets as compared to $87 million or 25% of consolidated total assets at December 31, 1998. The decrease in the liquid assets is due to the growth of the loan and lease portfolio. See "Loans and Lease Portfolio." In addition to the liquid asset portfolio, SJNB also has available $17 million in lines of credit with three major commercial banks, a collateralized repurchase agreement with a maximum limit of $30 million (of which $5 million has been utilized at March 31, 1999), the guaranteed portion of the SBA loan portfolio of approximately $21 million, and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $3 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 30% of total deposits on March 31, 1999 and 26% of total deposits at December 31, 1998. The increase relates to the placement of the $10 million fixed rate certificate of deposit.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan and lease portfolio consists primarily of floating rate, short-term loans. On March 31, 1999, approximately 39% of total consolidated assets had maturities under one year and 82% of total consolidated loans and leases had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan and lease portfolio, and loan and lease agreements which generally require monthly interest payments, provide the Company with a secondary source of liquidity. There are no material commitments for capital expenditures in 1999.

Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1998 or the first three months of 1999.

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

The Company's balance sheet position at March 31, 1999 was asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. Management believes there has been no significant change in the Bank's market risk exposures disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. See "Summary of Financial Results - Net Interest Income."

During the fourth quarter of 1998, the Federal Open Market Committee ("FOMC") decreased its target rate for interbank borrowings to 4 1/2% from the previous 5 1/4%. As a result, most domestic banks decreased their prime lending rate to 7 3/4% which was matched by SJNB. In management's view, the effect of these rate decreases has been reflected in the financial results, but any such decreases in the future are not precisely determinable due to the many factors influencing the Bank's net interest margin, including the repricing of deposits, a change in mix of the loan, lease and deposit portfolios, changes in relative volume, the speed in which fixed rate loans and leases are repriced, discretionary investment activities and other factors, although the Bank's margin will likely be negatively impacted.

In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis must be considered. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Further, certain earning assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors when implementing its interest rate risk management activities, including the utilization of certain interest rate hedges. Considering the above, it is estimated that the annual impact of a 25 basis point decrease in the Bank's prime rate on a pre-tax basis would be a decrease in income of approximately $300 or $180 after tax.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Neither the Company nor the Bank is a party to any material pending legal proceedings other than as previously disclosed. Material legal proceedings were reported in the Company's Form 10-K for the year ended December 31, 1998; and, subsequent thereto, there have been no material changes in said proceedings.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                  (3)(ii). The Registrant's restated Bylaws as of July 23, 1998 are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

                  *(10)a. The Registrant's 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit
                             4.1 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

                  *(10)b. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit (10) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                  *(10)c. The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit
                             4.2 of the Registrant's Registration Statement on on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

                  *(10)d. The form of Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibitb4.3 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

                  *(10)e. The Registrant's Amended 1996 Stock Option Plan is incorporated by reference to exhibit 99.1 of the Registrant's Form S-8 filed July 1, 1998 is hereby incorporated by reference to Exhibit (10) e. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                  *(10)f. The form of Nonstatutory Stock Option Agreement for outside Directors being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                  *(10)g. The form of Nonstatutory Stock Option Agreement for Employees being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) g. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                  *(10)h. The form of Incentive Stock Option Agreement being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10)
                             h. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

                  (10)l. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995, and September 21, 1995, for premises at 95 South Market Street, San Jose CA is hereby incorporated by reference to Exhibit (10)
                             o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

                  (27)       Financial Data Schedule.

         * Indicates management contract or compensation plan or arrangement.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the first quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SJNB FINANCIAL CORP.
                                                    (Registrant)



Date:  May 5, 1999                               /S/ J. Kenny
                                                 -------------------------------
                                                 James R. Kenny
                                                 President and
                                                 Chief Executive Officer



Date:   May 5, 1998                              /S/ E. Blakeslee
                                                 -------------------------------
                                                 Eugene E. Blakeslee
                                                 Executive Vice President and
                                                 Chief Financial  Officer (Chief
                                                 Accounting Officer)

                              SJNB Financial Corp.

                                    Form 10-Q

                                    Exhibits

                                 March 31, 1998

The following exhibits are filed as part of this report:

(3)(i). The Registrant's restated Articles of Incorporation are hereby incorporated by reference to Exhibit (3)a. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(3)(ii). The Registrant's restated Bylaws as of July 23, 1998 are hereby incorporated by reference to Exhibit (3) b. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

*(10)a. The Registrant's 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)b. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit (10)b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

*(10)e. The Registrant's Amended 1996 Stock Option Plan is incorporated by reference to exhibit 99.1 of the Registrant's Form S-8 filed July 1, 1998 is hereby incorporated by reference to Exhibit (10) e. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)f. The form of Nonstatutory Stock Option Agreement for outside Directors being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10)f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)g. The form of Nonstatutory Stock Option Agreement for Employees being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10)g. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)h. The form of Incentive Stock Option Agreement being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10)h. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)i. Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit(10)m. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

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

(10)l. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995, and September 21, 1995, for premises at 95 South Market Street, San Jose CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

(27)      Financial Data Schedule.
*  Indicates management contract or compensation plan or arrangement.