Form 10-Q
period 1999-06-30
SJNB FINANCIAL CORP
filed 1999-08-13
CIK 721161

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,349,741 shares of common stock outstanding as of August 12, 1999.

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS
------

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
         Condensed Consolidated Balance Sheets                                 3
         Condensed Consolidated Statement of Operations                        4
         Condensed Consolidated Statements of Shareholders' Equity             5
         Condensed Consolidated Statements of Cash Flows                       6
         Notes to Unaudited Condensed Consolidated Financial Statements        7

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    CONDITION AND RESULTS OF OPERATIONS                                  8

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
------    MARKET RISK                                                         26

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                    27
------

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            27
------

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                      28
------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  28
------

Item 5.  OTHER INFORMATION                                                    29
------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     29
------
SIGNATURES                                                                    31

                         PART I - FINANCIAL INFORMATION

Item 1. -Financial Statements

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                                June 30,
                                                                                                  1999        December 31,
                                           Assets                                             (Unaudited)         1998
-----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                            $18,425        $11,239
Money market investments and Fed Funds sold                                                         12,572         22,285
Investment securities:
  Available for sale                                                                                56,187         35,216
  Held to maturity (Fair value: $10,133 at June 30, 1999
    and $11,369 at December 31, 1998)                                                               10,279         11,173
-----------------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                                    66,466         46,389
-----------------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                                   296,969        261,380
Allowance for possible loan and lease losses                                                        (4,938)        (4,778)
-----------------------------------------------------------------------------------------------------------------------------
  Loans and leases, net                                                                            292,031        256,602
-----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                          3,706          3,770
Accrued interest receivable and other assets                                                         6,595          5,622
Intangibles, net of accumulated amortization of $2,393 at
   June 30, 1999 and $2,164 at December 31, 1998                                                     3,845          4,027
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                                 $403,640       $349,934
=============================================================================================================================

                            Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                                              $76,464        $70,962
   Interest-bearing                                                                                254,661        231,480
-----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                                331,125        302,442
-----------------------------------------------------------------------------------------------------------------------------
Other short-term borrowings                                                                         32,497          5,000
Accrued interest payable and other liabilities                                                       5,923          7,010
-----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                             369,545        314,452
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares;
     issued and outstanding, 2,349 shares at June 30, 1999
     and 2,450 shares at December 31, 1998                                                          13,840         16,777
  Retained earnings                                                                                 20,440         18,405
  Accumulated other comprehensive (loss) income                                                       (185)           300
-----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                     34,095         35,482
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                         ----           ----
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholder's Equity                                                   $403,640       $349,934
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                             SJNB FINANCIAL CORP. AND SUBSIDIARY
                                       Condensed Consolidated Statement of Operations
                                          (in thousands, except per share amounts)
                                                         (Unaudited)
                                                                               Quarter ended            Six months ended
                                                                                  June 30,                  June 30,
                                                                         ----------------------------------------------------
                                                                              1999         1998         1999        1998
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans and leases                                        $6,891       $6,040     $13,321      $12,155
  Interest on money market investments                                            244          275         384          395
  Interest and dividends on investment securities available for sale              586          757       1,104        1,514
  Interest on investment securities held to maturity                              130          190         284          380
  Other interest and investment income                                             (6)          (3)        (20)          (5)
-----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                       7,845        7,259      15,073       14,439
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit over $100                                           1,198          822       2,250        1,501
    Other                                                                       1,410        1,417       2,603        2,953
-----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                      2,608        2,239       4,853        4,454
-----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                         5,237        5,020      10,220        9,985
-----------------------------------------------------------------------------------------------------------------------------
Provision for possible loan and lease losses                                    -----        -----         100        -----
-----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan and lease losses                                           5,237        5,020      10,120        9,985
-----------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                     196          151         352          312
  Other operating income                                                           69          100         411          223
  Net loss on securities available for sale                                     -----        -----       -----           (8)
-----------------------------------------------------------------------------------------------------------------------------
     Total other income                                                           265          251         763          527
-----------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                         1,905        1,710       3,709        3,330
  Occupancy                                                                       224          182         440          349
  Other                                                                         1,042          839       2,082        1,831
-----------------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                       3,171        2,731       6,231        5,510
-----------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                 2,331        2,540       4,652        5,002
Income taxes                                                                      954        1,059       1,946        2,086
-----------------------------------------------------------------------------------------------------------------------------
     Net income                                                                $1,377       $1,481      $2,706       $2,916
=============================================================================================================================

Net income per share - basic                                                   $0.59        $0.59       $1.14        $1.16
=============================================================================================================================
Net income per share - diluted                                                 $0.56        $0.56       $1.08        $1.10
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                            SJNB FINANCIAL CORP. AND SUBSIDIARY
                                 Condensed Consolidated Statements of Shareholders' Equity
                                                   (dollars in thousands)
                                                        (Unaudited)
                                                                                                   Net Unrealized
                                                                                                    Gain (Loss)      Total
                                                                                                   on Securities    Share-
                                                                              Common    Retained     Available     holders'
Six months ended June 30, 1998                                      Shares    Stock     Earnings      for Sale      Equity
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                                          2,493    $18,800    $14,254          $105       $33,159
                                                                                                                   ----------
 Net income                                                                                2,916                       2,916
Other comprehensive income - Unrealized losses
   on securities held for sale, net                                                                         (1)           (1)
                                                                                                                   ----------
Comprehensive income                                                                                                   2,915
                                                                                                                   ----------
Common stock repurchased                                               (64)    (2,614)                                (2,614)
Issuance of common stock for purchase of Epic Funding Corp.             12        501
Stock options exercised                                                 30        487                                    487
Cash dividends                                                                              (700)                       (700)
-----------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1998                                              2,471    $17,174    $16,470          $104       $33,247
=============================================================================================================================

Six months ended June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                                          2,450    $16,777    $18,405          $300       $35,482
                                                                                                                   ----------
Net income                                                                                 2,706                       2,706
Other comprehensive income - Unrealized losses
   on securities held for sale, net                                                                       (485)         (485)
                                                                                                                   ----------
Comprehensive income                                                                                                   2,221
                                                                                                                   ----------
Common stock repurchased                                              (114)    (3,105)                                (3,105)
Stock options exercised                                                 13        168                                    168
Cash dividends                                                                              (671)                       (671)
-----------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1999                                              2,349    $13,840    $20,440         ($185)      $34,095
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                            SJNB FINANCIAL CORP. AND SUBSIDIARY
                                      Condensed Consolidated Statements of Cash Flows
                                                   (dollars in thousands)
                                                        (Unaudited)
                                                                                                  Six months ended
                                                                                                      June 30,
                                                                                        -------------------------------------
                                                                                               1999              1998
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                    $2,706             $2,916
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan and lease losses                                                 100               ----
      Depreciation and amortization                                                                292                270
      Amortization on intangibles                                                                  228                218
      Net loss on securities available for sale                                                   ----                  7
      Amortization of discount (premium) on investment securities, net                              30                (19)
      Increase in intangibles assets                                                               (45)               (80)
      Increase in accrued interest receivable and other assets                                    (974)              (333)
      (Decrease) increase in accrued interest payable and other liabilities                       (764)                37
-----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                              1,573              3,016
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale/maturity of securities available for sale                                   7,914             11,820
  Maturities of securities held to maturity                                                      3,861              2,200
  Purchase of securities available for sale                                                    (29,710)            (9,011)
  Purchase of securities held to maturity                                                       (2,980)              (798)
  Loans and leases, net                                                                        (35,529)            (7,115)
  Capital expenditures                                                                            (228)              (165)
  Acquisition of Epic Funding Corp. - cash portion                                                ----               (206)
-----------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                (56,672)            (3,275)
-----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                                 28,683             27,833
  Other short-term borrowings                                                                   27,497            (11,000)
  Cash dividends                                                                                  (671)              (700)
  Stock repurchase                                                                              (3,105)            (2,614)
  Proceeds from stock options exercised                                                            168                487
-----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                             52,572             14,006
-----------------------------------------------------------------------------------------------------------------------------
          Net (decrease) increase in cash and equivalents                                       (2,527)            13,747
Cash and equivalents at beginning of year                                                       33,524             25,525
-----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                          $30,997            $39,272
=============================================================================================================================
Other cash flow information:
  Interest paid                                                                                 $4,736             $4,573
                                                                                        =====================================
  Income taxes paid                                                                              2,300              2,025
=============================================================================================================================
Noncash transactions:
  Unrealized loss on securities available for sale, net of tax                                   $(485)               $(1)
=============================================================================================================================
  Purchase of Epic Funding Corp.:
    Leases                                                                                        ----               $149
    Other assets                                                                                  ----                789
-----------------------------------------------------------------------------------------------------------------------------
       Total assets acquired                                                                      ----                938
    Cash paid and expenses incurred                                                               ----               (206)
    Liabilities assumed:
      Other liabilities                                                                           ----                231
-----------------------------------------------------------------------------------------------------------------------------
        Total liabilities assumed                                                                 ----                231
-----------------------------------------------------------------------------------------------------------------------------
Common stock issued, net of registration costs                                                    ----               $501
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements

Note A    Unaudited Condensed Consolidated Financial Statements
          -----------------------------------------------------

          The unaudited condensed consolidated financial statements of SJNB Financial Corp. (the "Company") and its subsidiary, San Jose National Bank, and its subsidiary Epic Funding Corp., are prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods have been included and are normal and recurring. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year.

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

Note B    Net Income Per Share of Common Stock
          -------------------------------------

          The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows (in thousands, except per share amounts):

                                                         Quarter ended                             Quarter ended
                                                         June 30, 1999                             June 30, 1998
           ---------------------------------------------------------------------------------------------------------------------
                                                 Net                      Per Share       Net                      Per Share
                                               Income        Shares        Amounts       Income       Shares        Amounts
           --------------------------------------------------------------------------------------------------------------------
           Net income and basic EPS             $1,377         2,344         $0.59         $1,481        2,504        $0.59
                                                                        ==============                           ==============
           Effect of stock option dilutive
           shares                                                122                                       158
                                            ----------------------------              ---------------------------
           Diluted earnings per share           $1,377         2,466         $0.56         $1,481        2,662        $0.56
                                            ===================================================================================

                                                        Six months ended                         Six months ended
                                                         June 30, 1999                             June 30, 1998
           --------------------------------------------------------------------------------------------------------------------
                                                 Net                      Per Share       Net                      Per Share
                                               Income        Shares        Amounts       Income       Shares        Amounts
           --------------------------------------------------------------------------------------------------------------------
           Net income and basic EPS             $2,706         2,382          $1.14       $2,916        2,505          $1.16
                                                                        ==============                           ==============
           Effect of stock option dilutive
           shares                                                120                                      150
                                            ----------------------------              ---------------------------
           Diluted earnings per share           $2,706         2,501          $1.08       $2,916        2,655          $1.10
                                            ===================================================================================

Note  C   Segment Reporting
          -----------------

          The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as of December 31, 1998; however, since management views the Company as operating in only one segment, separate reporting of financial information under SFAS No. 131 is not considered necessary.

Note D    Other Recent Accounting Pronouncements
          --------------------------------------

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, which delays the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt this statement on January 1, 2001. The Company will begin evaluating the impact of its adoption on the Company's consolidated financial statements. Currently, management believes the Statement would not have a significant effect on the Company's consolidated financial position or its consolidated statement of operations.


Item 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
------    RESULTS OF OPERATIONS

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" and the "Bank"), and the Bank's subsidiary, Epic Funding Corp. ("Epic"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 1999 and 1998 and the liquidity and financial condition of the Company, SJNB and Epic as of June 30, 1999 and December 31, 1998.

All dollar amounts in the text in Item 2 are in thousands, except per share amounts or as otherwise indicated.

Forward-looking Information
---------------------------

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

Current Developments
--------------------

During the first quarter of 1999, the Company announced that the Board of Directors had approved the repurchase of up to $3.5 million of the Company's common stock. Through June 30, 1999, the Company had repurchased 114,500 shares of the Company's common stock for a total price of $3.1 million. The Company's stock repurchase program was suspended effective April 1, 1999.

Year 2000 Issue
---------------

The "Year 2000 issue" relates to the fact that many computer programs and other technology utilizing microprocessors use only two digits to represent a year, such as "99" to represent "1999." In the year 2000 ("Y2K"), such programs/processors could incorrectly treat the year 2000 as the year 1900. This issue has grown in importance as the use of computers and microprocessors has become more pervasive throughout the economy, and interdependencies between systems has multiplied. The issue must be recognized as a business problem, rather than simply a computer problem, because of the way its effects could ripple through the economy. The Company could be affected either directly or indirectly by the Year 2000 issue. This could happen if any of its critical computer systems or equipment containing embedded logic fail, if the local infrastructure (electric power, communications, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are significantly impacted by their internal systems or those of their customers or suppliers. The Company's business is heavily dependent on technology and data processing. To address these issues, the Company has created a Year 2000 team whose members are familiar with the Company's business and operations.

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


State of Readiness

The Company believes it has substantially completed its Year 2000 preparations. During the latter half of 1997 and the first half of 1998, the Company conducted a comprehensive review of its IT systems to identify systems that present Year 2000 issues. The Company has developed a plan which it believes should satisfactorily resolve Year 2000 issues related to its mission-critical IT systems. The Company's Y2K team has also utilized external resources provided by its outside vendors and a consultant hired to assist the Company. At the date of this Report, management of the Company had not identified any serious problems with any of its mission-critical systems.

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

Vendors of the Company's other critical IT systems and services have also informed the Company that their products/systems are Y2K compliant. Based on information provided by outside service providers and its testing process the Company believes that its mission-critical IT systems are substantially Y2K compliant.

By March 31, 1999, testing of both critical and non-critical local area network applications was substantially complete. The Company has established a policy limiting changes to ensure the Year 2000 readiness of various systems is not compromised during the remainder of 1999. The Company cannot test for Y2K readiness of its power and telecommunication vendors, although the Company is monitoring their readiness.

During the second quarter of 1999, the Company replaced its voice mail and e-mail systems which were determined not to be Year 2000 compliant, with Year 2000 compliant systems.


Costs

The Company is expensing all period costs associated with the Year 2000 issue. Through June 30, 1999 the amount of such expenses since inception of the project totaled approximately $193. It is anticipated that additional Year 2000 Project expenses for the remainder of 1999 will be less than $10. Expenses include costs for consultants, running tests and technical assistance from vendors, as well as development of contingency plans and costs of communicating with customers concerning Year 2000 issues. Also included are capital expenditures of approximately $50 which have been incurred during 1999 to replace equipment or systems which were nearing the end of their life cycle and found to be non-Year 2000 compliant. These cost estimates exclude the expense of the Company's internal staff time and systems or products which were replaced for other business reasons. The diversion of resources to Year 2000 issues has resulted in some delays in implementation of other information systems projects. The Company does not believe that these delays have had a material effect on its growth in revenues or expense. There can be no assurance that these expenses will not increase as further assessment of vendor and customer readiness and contingency planning for the Year 2000 continues.


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

The Company is making efforts to ensure that its customer base is aware of the Year 2000 issue. In addition to seminars for and mailings to its customer base, the Bank has amended its credit policy and credit authorization documentation to include consideration regarding the Year 2000 issue. Significant customer relationships have been identified, and such customers have been contacted by the Bank's account officers to determine whether they are aware of Year 2000 risks and whether they are taking preparatory actions. An initial assessment of these customers was substantially completed in late 1998. The Company is taking follow-up action in 1999 based on the results of this assessment.

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


Contingency Plans

The Company maintains a Disaster Contingency and Business Resumption Plan which contains policies and procedures to follow in the event of a significant business disruption due to events such as fire, earthquake, flood, etc. The Company has recently developed contingency plans to address potential business disruptions which might result from Year 2000 issues. Management engaged an independent party to review these plans during June, 1999. While the plans are considered to be substantially complete, the Company will continue to refine these plans during the third quarter of 1999.

Selected Financial Data

The following presents selected financial data and ratios as of and for the three and six months ended June 30, 1999 and 1998:

SELECTED FINANCIAL DATA AND RATIOS
-----------------------------------------------------------------------------------------------------------------------------
                                                                        For the quarters             For the six months
                                                                         ended June 30,                ended June 30,
                                                                -------------------------------------------------------------
SELECTED ANNUALIZED OPERATING RATIOS:                                 1999             1998          1999          1998
-----------------------------------------------------------------------------------------------------------------------------
Return on average equity                                               16.51%           17.33%        15.98%       17.30%
Return on average tangible equity                                      20.22            20.99         19.57        20.92
Return on average assets                                                1.46             1.79          1.50         1.79
Net (recoveries) losses to average loans and leases                    (0.05)            0.01         (0.04)       (0.04)
Average equity to average assets                                        8.84            10.31          9.38        10.35
Average tangible equity to average tangible assets                      7.90             8.40          8.40         9.31

PER SHARE DATA:
Net income per share - basic                                           $0.59            $0.59         $1.14        $1.16
Net income per share - diluted                                          0.56             0.56          1.08         1.10
Net income per share - (core) - diluted (1)                             0.60             0.60          1.17         1.18
Dividends per share                                                     0.14             0.14          0.28         0.28
=============================================================================================================================

SHAREHOLDERS' EQUITY                                               At June 30,     At December   At June 30,
                                                                      1999           31, 1998        1998
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity per share                                        $14.52            $14.48       $13.66
Tangible equity per share                                              12.88             12.84        11.92

SELECTED FINANCIAL POSITION RATIOS:
-----------------------------------------------------------------------------------------------------------------------------
Leverage capital ratio                                                  8.09%             9.10%        8.90%
Total risk based capital ratio                                         10.31             11.82        12.07
Nonperforming loans and leases to total loans and leases                0.14              0.09         0.28
Nonperforming assets to total assets                                    0.10              0.07         0.19
Allowance for possible loan and lease losses to total loans             1.66              1.83         1.92
Allowance for possible loan and lease losses
  to nonperforming loans and leases                                    1,201%            1,983%         681%
Allowance for possible loan and lease losses
 to nonperforming assets                                               1,201%            1,983%         681%
=============================================================================================================================

(1)  Excludes   after-tax  effect  of  goodwill  and  core  deposit   intangible
     amortization.


Summary of Financial Results
----------------------------

The Company reported net income of $1,377 or $0.56 per share - diluted for the quarter ended June 30, 1999, compared with net income of $1,481 or $0.56 per share - diluted for the second quarter of 1998. The decrease in net income compared to the quarter ended June 30, 1998 was primarily the result of the net interest margin declining 63 basis points due to the prime rate decreases in late 1998 and an increase in the cost of funds, an increase in expenses associated with the Bank's new leasing subsidiary, Epic, and the establishment of a de novo branch in Danville, CA, an increase in legal costs associated with the year end proxy and other matters and an increase in directors and shareholder costs.

For the six months ended June 30, 1999, net income was $2,706 or $1.08 per share
- diluted compared with net income of $2,916 or $1.10 per share - diluted for the same period in 1998. The decrease in net income and diluted earnings per share compared to the six months ended June 30, 1998 resulted from the factors noted above in the explanation for the second quarters of 1999 and 1998.


Net Interest Income
-------------------

Net interest income for the quarter ended June 30, 1999, increased $217 as compared to the same quarter a year ago. The Bank's average earning assets for the same period increased by $46 million, as the result of growth in the Bank's loan and lease portfolio of $45 million.

Net interest margin for the second quarter of 1999 was 5.97% as compared to 6.53% for the same quarter in 1998. This decrease was primarily related to the decrease in the yield on earning assets; in particular the yield on loans and leases, which accounted for approximately 80% of earning assets, declined from 10.66% to 9.67% and the cost of funds (as compared to the decline in loan yields) decreased from 3.96% to 3.93%. This decrease in interest rates was due to the lower interest rate environment during the fourth quarter of 1998 and the first quarter of 1999. The stable cost of funds was due to the change in the mix of the Bank's deposit base which had the impact of offsetting any decrease in the cost of funds relative to decrease in yields on earning assets.

The net interest margin for the six months of 1999 was 6.11% as compared to 6.64% for the same period in 1998. This decrease was primarily related to the decrease in the yield on earning assets; in particular the yield on loans and leases, which accounted for approximately 81% of earning assets, declined from 10.76% to 9.70% which decline was offset by a decrease in the cost of funds from 4.03% to 3.86%. This decrease in interest rates was due to the lower interest rate environment during the fourth quarter of 1998 and the first quarter of 1999. The cost of funds decrease did not decline in proportion with the decrease in the yield on earning assets because of the change in the mix of the Bank's deposit base and because rates on deposits resist declines because of their lower base.

Economic conditions in Northern California have remained relatively strong in the first six months of 1999, although there are indications that this economic strength could be threatened by the tightening of the skilled labor force in Santa Clara County and the potential for the real estate market to slow down.
According to information regarding real estate activity, there has been an increase in the County's vacancy rate and a counter effect of declining lease and rental rates, the impact of which could be a slow-down in real estate construction activity. In addition, the competitive environment within the Bank's marketplace continues to be aggressive and the competition among banks for additional loans, leases and deposits has caused more competitive pricing.

Due to the nature of the Company's target market in which loans are generally tied to the prime rate, management believes modest increases in interest rates should positively affect the Bank's net interest margin. Conversely, management believes stable or declining rates will tend to have an adverse impact on net interest margin. The Bank utilizes various methods to hedge some of its interest rate risk. See "Loan and Lease Portfolio" and "Asset/Liability Management."

The following tables shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three and six months ended June 30, 1999 and 1998.

AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)
                                                                           Quarter ended June 30,
                                                 ---------------------------------------------------------------------------
                                                                 1999                                  1998
----------------------------------------------------------------------------------------------------------------------------
                                                   Average                  Average      Average                  Average
Assets                                             Balance     Interest    Yield (1)     Balance     Interest    Yield (1)
----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans and leases, net (2)                         $285,892     $6,891        9.67%      $227,171      $6,040      10.66%
  Securities available for sale (3)                   39,041        586        6.02         49,914         757       6.08
  Securities held to maturity:
    Taxable (4)                                        4,297         67        6.25          9,502         148       6.25
    Nontaxable (5)                                     5,677        105        7.42          3,773          70       7.44
  Money market investments                            19,994        244        4.89         19,791         275       5.57
Interest rate hedging instruments                       ----         (6)       ----           ----          (3)      ----
--------------------------------------------------------------------------             -------------------------
      Total interest-earning assets                  354,901      7,887        8.91        310,151       7,287       9.42
--------------------------------------------------------------------------             -------------------------
Allowance for possible loan and lease losses          (4,951)                               (4,622)
Cash and due from banks                               15,070                                13,790
Other assets                                           9,489                                 9,360
Core deposit intangibles and
  goodwill, net                                        3,888                                 3,867
--------------------------------------------------------------                         -------------
      Total Assets                                  $378,397                              $332,546
==============================================================                         =============
Liabilities and Shareholders' equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                          $52,652        343        2.61        $50,657         332       2.63
    Money market and savings                          94,335        781        3.32         97,520         842       3.46
    Certificates of deposit:
      Less than $100                                  17,074        211        4.96         13,821         178       5.17
      $100 or more                                    96,991      1,198        4.95         60,843         822       5.42
--------------------------------------------------------------------------             -------------------------
        Total certificates of deposits               114,065      1,409        4.95         74,664       1,000       5.37
--------------------------------------------------------------------------             -------------------------
Other borrowings                                       5,011         75        6.00          4,022          65       6.48
--------------------------------------------------------------------------             -------------------------
       Total interest-bearing liabilities            266,063      2,608        3.93        226,863       2,239       3.96
--------------------------------------------------------------------------             -------------------------
Noninterest-bearing demand                            73,347                                66,063
Accrued interest payable and
  other liabilities                                    5,520                                 5,326
--------------------------------------------------------------                         -------------
      Total liabilities                              344,930                               298,252
--------------------------------------------------------------                         -------------
Shareholders' equity                                  33,467                                34,294
--------------------------------------------------------------                         -------------
       Total Liabilities and Shareholders' equity   $378,397                              $332,546
==============================================================------------             =============------------
Net interest income and margin (6)                               $5,279        5.97%                    $5,048       6.53%
=================================================             =========================             ========================

(1)  Rates are presented on an annualized basis.
(2) Includes loan fees of $331 for 1999, and $356 for 1998. Nonperforming loans and leases have been included in average loan and lease balances.
(3) Includes dividend income of $31 and $35 received in 1999 and 1998, respectively.
(4)  Includes dividend income of $8 received in 1999 and 1998.
(5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($42 in 1999 and $28 in 1998).
(6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.


AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)                                                   Six months ended June 30,
                                                 ---------------------------------------------------------------------------
                                                                 1999                                  1998
----------------------------------------------------------------------------------------------------------------------------
                                                   Average                  Average      Average                  Average
Assets                                             Balance     Interest    Yield (1)     Balance     Interest    Yield (1)
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans and leases, net (2)                         $276,864     $13,321       9.70%      $227,789     $12,155     10.76%
  Securities available for sale (3)                   37,100       1,104       6.00         49,565       1,514      6.16
  Securities held to maturity:
    Taxable (4)                                        5,436         170       6.31          9,587         296      6.23
    Nontaxable (5)                                     5,150         190       7.44          3,617         140      7.81
  Money market investments                            15,489         384       5.00         14,426         395      5.52
Interest rate hedging instruments                       ----         (20)      ----           ----          (5)     ----
--------------------------------------------------------------------------             -------------------------
      Total interest-earning assets                  340,039      15,149       8.98        304,984      14,495      9.58
--------------------------------------------------------------------------             -------------------------
Allowance for possible loan and lease losses          (4,900)                               (4,575)
Cash and due from banks                               15,553                                14,881
Other assets                                           9,368                                 9,352
Core deposit intangibles and
  goodwill, net                                        3,926                                 3,778
--------------------------------------------------------------                         -------------
      Total Assets                                  $363,986                              $328,420
==============================================================                         =============
Liabilities and Shareholders' equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                          $52,243         655       2.53        $48,986         628      2.59
    Money market and savings                          91,521       1,466       3.23         96,908       1,740      3.62
    Certificates of deposit:
      Less than $100                                  14,753         355       4.85         14,083         361      5.17
      $100 or more                                    90,715       2,250       5.00         55,348       1,501      5.47
--------------------------------------------------------------------------             -------------------------
        Total certificates of deposits               105,468       2,605       4.98         69,431       1,862      5.41
--------------------------------------------------------------------------             -------------------------
Other borrowings                                       4,472         127       5.73          7,334         224      6.16
--------------------------------------------------------------------------             -------------------------
       Total interest-bearing liabilities            253,704       4,853       3.86        222,659       4,454      4.03
--------------------------------------------------------------------------             -------------------------
Noninterest-bearing demand                            70,372                                66,537
Accrued interest payable and
  other liabilities                                    5,756                                 5,238
--------------------------------------------------------------                         -------------
      Total liabilities                              329,832                               294,434
--------------------------------------------------------------                         -------------
Shareholders' equity                                  34,154                                33,986
--------------------------------------------------------------                         -------------
       Total Liabilities and Shareholders' equity   $363,986                              $328,420
==============================================================------------             =============------------
Net interest income and margin (6)                               $10,296       6.11%                   $10,041      6.64%
=================================================             =========================             ========================

(1)  Rates are presented on an annualized basis.
(2) Includes loan fees of $680 for 1999, and $627 for 1998. Nonperforming loans and leases have been included in average loan and lease balances.
(3) Includes dividend income of $62 and $79 received in 1999 and 1998, respectively.
(4)  Includes dividend income of $16 received in 1999 and 1998.
(5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($76 in 1999 and $56 in 1998).
(6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.


Provision for Possible Loan and Lease Losses

The level of the allowance for possible loan and lease losses and the related provision, if any, reflect management's judgment as to the inherent risk of loss associated with the loan and lease portfolios as of June 30, 1999 and 1998 based on information available to management as of said dates. Based on management's evaluation of such risks, no addition was made to the allowance for possible loan and lease losses in the three months ended June 30, 1999 and an addition of $100 was made for the six months ended June 30, 1999, and no addition was made in the three and six months ended June 30, 1998. See "Loan and Lease Portfolio."

Other Income
------------

The following table sets forth the components of other income and the percentage distribution of such income for the three and six month periods ended June 30, 1999 and 1998:

OTHER INCOME
(dollars in thousands)
                                                   Quarter ended June 30,                   Six months ended June 30,
                                         -------------------------------------------------------------------------------------
                                                 1999                  1998                 1999                 1998
                                           Amount    Percent    Amount    Percent     Amount    Percent    Amount    Percent
------------------------------------------------------------------------------------------------------------------------------
Service charges on deposits                  $196      73.96%     $151     60.16%       $352      46.13%     $312      59.20%
Other operating income                         69      26.04       100     39.84         411      53.87       223      42.31
Net loss on securities available for sale   -----      -----     -----     -----       -----      -----        (8)     (1.52)
------------------------------------------------------------------------------------------------------------------------------
    Total                                    $265     100.00%     $251    100.00%       $763     100.00%     $527     100.00%
==============================================================================================================================

The increase in the service charges on deposits of $45 for the second quarter ended June 30, 1999 as compared to the second quarter of 1998 is due mainly to a change in the method of calculating certain service charges. The increase in other operating income of $188 for the six months of 1999 compared to the six months of 1998 is mainly due to the reversal of a specific reserve established on the date it was purchased for an acquired SBA loan which was paid in full.

Other Expenses
--------------

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
                                             Quarter ended June 30,                       Six months ended June 30,
                                 ----------------------------------------------------------------------------------------------
                                          1999                   1998                    1999                    1998
                                   Amount   Percent (1)   Amount    Percent (1)   Amount    Percent (1)   Amount   Percent (1)
-------------------------------------------------------------------------------------------------------------------------------
Salaries and benefits               $1,905      2.01%      $1,710       2.06%      $3,709        2.04%     $3,330      2.03%
Data processing                        142      0.15          136       0.16          307        0.17         325      0.20
Client services paid by Bank           121      0.13           93       0.11          239        0.13         186      0.11
Legal and professional fees            118      0.12           65       0.08          229        0.13         144      0.09
Amortization of core deposit
  intangibles and goodwill             115      0.12          111       0.13          228        0.13         218      0.13
Furniture and equipment                114      0.12           99       0.12          223        0.12         188      0.11
Occupancy                              110      0.12           83       0.10          217        0.12         161      0.10
Business promotion                      93      0.10           85       0.10          182        0.10         169      0.10
Directors' & shareholders'              88      0.09           59       0.07          171        0.09         123      0.07
Other                                  365      0.39          290       0.35          726        0.40         666      0.41
-------------------------------------------------------------------------------------------------------------------------------
     Total                          $3,171      3.35%      $2,731       3.28%      $6,231        3.42%     $5,510      3.36%
===============================================================================================================================

(1) The percentages are calculated by annualizing the expenses and comparing that amount to the average assets for the respective three and six month periods ended June 30, 1999 and 1998.

Total other expenses for the second quarter of 1999 increased $440 from the same period a year ago, primarily as a result of increases in salaries and benefits (relating to the acquisition of Epic and the opening of the East Bay Regional Office, both occurring in July 1998), an increase in occupancy, furniture and equipment, and stationery and supplies (also due to the addition of Epic and the new East Bay Regional Office), an increase in client services paid by the Bank resulting from an increase in costs associated with several significant customers, and an increase in legal and professional fees.

Total other expenses for the six months ended June 30, 1999 increased $721 from the same period a year ago, primarily as a result of the same items discussed above for the second quarter.

Income Tax Provision
--------------------

The effective tax rate for the six months ended June 30, 1999 and 1998 was 42%. The rate is impacted by several items, the most significant of which were the amortization of intangibles, tax exempt income, the California Franchise tax, the California Franchise Tax Enterprise Tax Zone Credit and the impact of the Bank's investment in a Low Income Housing Tax Credit fund.

Financial Condition and Earning Assets
--------------------------------------

Consolidated assets increased to $404 million at June 30, 1999 compared to $350 million at December 31, 1998. The increase related primarily to an increase in investment securities and loans and leases and was funded principally by an increase in noninterest-bearing demand accounts, growth in certificates of deposits of greater than $100 of approximately $17 million, $10 million of which resulted from the placement of a five year, fixed rate certificate of deposit, and an increase in certificates of deposits of less then $100 of approximately $8 million, which were raised through an internet listing service. See "Funding."

Money Market Investments
------------------------

Money market investments, which include federal funds sold, were $12.6 million at June 30, 1999 as compared to $22.3 million at December 31, 1998. This decrease resulted primarily from the increase in the Bank's cash, investment securities and loans and leases. See "Securities" and "Loan and Lease Portfolio."



Securities
----------

The following  table shows the  composition of the securities  portfolio at June
30, 1999 and December 31, 1998. There were no issuers of securities (except U.S.
Government Securities) for which the book value of securities of any issuer held by the Bank exceeded 10% of the Company's shareholders' equity.

SECURITIES PORTFOLIO
(dollars in thousands)
                                                         June 30, 1999                           December 31, 1998
------------------------------------------------------------------------------------------------------------------------------
                                             Amortized    Unrealized      Market       Amortized    Unrealized      Market
                                               Cost      Gain (Loss)       Value         Cost       Gain (Loss)     Value
------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                $2,005         $16         $2,021        $3,005           $72        $3,077
  U. S. Government Agencies                     24,237          26         24,263        25,220           466        25,686
  Mortgage-backed                               18,681        (112)        18,569         3,865           101         3,966
  Asset-backed                                   2,000          (9)         1,991          ----          ----          ----
  Trust-preferred                                7,066         (86)         6,980          ----          ----          ----
  Mutual funds                                   2,518        (155)         2,363         2,638          (151)        2,487
------------------------------------------------------------------------------------------------------------------------------
    Total available for sale                    56,507        (320)        56,187        34,728           488        35,216
------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                                  ----        ----           ----         1,000             7         1,007
  U. S. Government Agencies                      1,499          10          1,509         3,496            38         3,534
  State and municipal (nontaxable)               6,966        (184)         6,782         4,213           116         4,329
  Mortgage-backed                                1,277          28          1,305         1,927            35         1,962
------------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                       9,742        (146)         9,596        10,636           196        10,832
  Federal Reserve Bank Stock                       537        ----            537           537          ----           537
------------------------------------------------------------------------------------------------------------------------------
    Total                                       10,279        (146)        10,133        11,173           196        11,369
------------------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio    $66,786       ($466)       $66,320       $45,901          $684       $46,585
==============================================================================================================================

Unrealized loss generally results from the impact of current market rates being greater than those rates in effect at the time the Bank purchased the securities. The unrealized loss on securities available for sale as of June 30, 1999 was $320 as compared to an unrealized gain of $488 as of December 31, 1998. The significant change in the unrealized gain or loss position is due to the increase in interest rates during the second quarter of 1999 and the extension of the weighted average maturity of the portfolio. The Bank's weighted average maturity of the available for sale portfolio was approximately 4.68 years as of June 30, 1999, while at December 31, 1998 it was 2.0 years. The increase in the weighted average maturity is primarily due to the addition to the portfolio of mortgage and asset backed securities and the trust preferred securities. It is estimated by management that for each 1% change in interest rates, the value of the Company's available for sale securities will change by 3.73%.

The unrealized loss on securities held to maturity was $146 as of June 30, 1999, as compared to an unrealized gain of $196 as of December 31, 1998. The reasons for the changes in the unrealized gain or loss position are as noted in the above paragraph. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 6.44 years as of June 30, 1999, while at December 31, 1998 it was 3.9 years. It is estimated by management that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 6.44%. The increase in the maturity of the securities held to maturity is due to the addition of only municipal securities with average lives of over ten years.


The maturities and yields of the investment portfolio at June 30, 1999 are shown below:

MATURITY AND YIELDS OF INVESTMENT SECURITIES
At  June 30, 1999
(dollars in thousands)
                                               Available for Sale                              Held to Maturity
                                 ----------------------------------------------------------------------------------------------
                                                                      FTE                                            FTE
                                    Amortized      Estimated        Average       Amortized       Estimated        Average
                                      Cost         Fair Value      Yield (1)         Cost         Fair Value      Yield (1)
                                 ----------------------------------------------------------------------------------------------
U. S. Treasury:
  Within 1 year                          $999          $1,004         5.99%             -----          -----         -----
  After 1 year within 5 years           1,006           1,017         6.23              -----          -----         -----
                                 -----------------------------------------------
    Totals                              2,005           2,021         6.11              -----          -----         -----
                                 -----------------------------------------------
U.S. Government Agencies:
  Within 1 year                         7,019           7,036         5.72             $1,000         $1,003          6.23%
  After 1 year within 5 years          17,218          17,227         6.03                499            506          6.78
                                 ----------------------------------------------------------------------------------------------
    Totals                             24,237          24,263         5.94              1,499          1,509          6.41
                                 ----------------------------------------------------------------------------------------------
State and municipal:
  Within 1 year                         -----           -----         -----               629            634          7.56
  After 1 year within 5 years           -----           -----         -----               979            986          6.81
  After 5 years within 10 years                                                           369            366          8.08
  After 10 years                        -----           -----         -----             4,989          4,796          7.36
                                                                                -----------------------------------------------
    Totals                              -----           -----         -----             6,966          6,782          7.34
                                                                                -----------------------------------------------
Mortgage-backed:
  After 1 year within 5 years           3,226           3,242         6.74              1,277          1,305          7.90
  After 5 years within 10 years         7,875           7,813         6.26              -----          -----         -----
  After 10 years                        7,579           7,514         6.58              -----          -----         -----
                                 ----------------------------------------------------------------------------------------------
    Totals                             18,681          18,569         6.47              1,277          1,305          7.90
                                 ----------------------------------------------------------------------------------------------
Asset-backed:
  After 5 years within 10 years         2,000           1,991         6.38              -----          -----         -----
                                 -----------------------------------------------
    Totals                              2,000           1,991         6.38              -----          -----         -----
                                 -----------------------------------------------
Trust-preferred:
  After 10 years                        7,066           6,980         7.91              -----          -----         -----
                                 -----------------------------------------------
    Totals                              7,066           6,980         7.91              -----          -----         -----
                                 -----------------------------------------------
Mutual funds:
                                 -----------------------------------------------
  Within 1 year                         2,518           2,363         4.68              -----          -----         -----
                                 -----------------------------------------------
Other:
                                                                                -----------------------------------------------
  After 10 years                        -----           -----         -----               537            537          6.00
                                 ----------------------------------------------------------------------------------------------
    Total investment securities        56,507         $56,187         6.33%           $10,279        $10,133          6.22%
                                                 ==============================================================================
Net unrealized gain on
  securities available for sale          (320)
                                 ----------------
   Total investment securities,
      net carrying value              $56,187
                                 ================

(1)  Fully taxable equivalent.



Loan and Lease Portfolio

The following table provides a breakdown of the Company's consolidated loans and leases by type of borrower:

LOAN AND LEASE PORTFOLIO
(dollars in thousands)
                                                      June 30, 1999                            December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                  Percentage                                Percentage
                                               Total               of Total              Total               of Total
                                               Amount               Loans                Amount                Loans
-----------------------------------------------------------------------------------------------------------------------------
Commercial                                     $94,739               31.9%                $90,304                34.5%
Leasing                                         10,025                3.4                   3,768                 1.4
Factoring/Asset based lending                   11,837                4.0                   7,393                 2.8
Real estate construction                        42,968               14.5                  32,340                12.4
Real estate-other                              106,632               35.9                 101,559                38.9
Consumer                                        11,422                3.8                   9,647                 3.7
Other                                           20,026                6.7                  17,031                 6.5
Unearned fee income                               (680)              (0.2)                   (662)               (0.2)
-----------------------------------------------------------------------------------------------------------------------------
  Total loans and leases                      $296,969              100.0%               $261,380               100.0%
=============================================================================================================================

Consolidated loans and leases increased to $297 million at June 30, 1999, from $261 million at December 31, 1998. The growth in leasing and factoring/asset-based lending is due to the acquisition of Epic. Real estate-other is comprised of real estate term loans and, due to the low interest rate environment and the increased appetite for refinancing, the demand for such loans was substantial during late 1998 and early 1999. Similarly, real estate construction loans have increased due to the significant pickup in activity in commercial and residential development. It is expected that during the third and fourth quarters, significant paydowns will reduce the balance outstanding of real estate construction as a percent of the total loan portfolio. Additionally, the Bank has elected not to aggressively seek or renew loans where, in management's opinion, the Bank's underwriting criteria is not satisfied; this has caused a slow down in loan production and an increase in payoffs when the Bank has not met competitive pressures.

     Approximately 55% of the loan and lease portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other, mortgage warehouse lines (1%, included in the Other category), real estate equity lines (2%, included in the Consumer category), and loans to real estate developers for short-term investment purposes (1%) and loans for real estate investment purposes made to non-developers (1%). The latter two types of loans are included in the Other category. Approximately 32% of the loan and lease portfolio is made up of commercial loans; however, in management's view, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, real estate construction and real estate-other loans at June 30, 1999. Approximately 80% of the commercial and real estate loan portfolio have floating interest rates which, in management's opinion, generally limits the exposure to interest rate risk on long-term loans and leases but can have a negative impact when rates decline.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE
SENSITIVITY
(dollars in thousands)                                   Balances Maturing                    Interest Rate Sensitivity
                                          -----------------------------------------------------------------------------------
                                                             One year                      Predetermined       Floating
                            Balances at      One year         to five     Over five years     interest         interest
                           June 30, 1999      or less          years                           rates             rates
-----------------------------------------------------------------------------------------------------------------------------
Commercial                      $94,739        $55,157          $29,388        $10,194           $3,322          $91,417
=============================================================================================================================
Real estate construction        $42,968        $42,235             $733           ----             $460          $42,508
=============================================================================================================================
Real estate-other              $106,633        $11,806          $24,346        $70,481          $43,990          $62,643
=============================================================================================================================

The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan or lease within each category of borrower (commercial, real estate-other, real estate construction, factoring/asset-based lending, consumer, etc.) and leases. Loans and leases are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon, among other things, the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans and leases. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan and lease is evaluated on the basis of whether or not it is impaired. For impaired loans and leases, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach believed by management to measure the risk of possible future loan and lease losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. The allowance for possible loan and lease losses was approximately $4.9 million at June 30, 1999, or 1.66% of total loans and leases outstanding. Based on information available as of the date of this Report, management believes the allowance for possible loan and lease losses, determined as described above, is adequate for potential losses foreseeable at June 30, 1999.

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


The following schedule provides an analysis of the allowance for possible loan and lease losses:

ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
 (dollars in thousands)
                                                              Quarter ended          Six months ended         Year ended
                                                                June 30,                 June 30,            December 31,
                                                         ---------------------------------------------------------------------
                                                            1999        1998         1999        1998            1998
------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                            $4,903      $4,543      $4,778       $4,493       $4,493
Charge-offs by loan or lease category:
  Commercial                                                     6         125           6          125          234
  Consumer                                                    ----        ----          20         ----         ----
------------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                            6         125          26          125          234
------------------------------------------------------------------------------------------------------------------------------
Recoveries by loan or lease category:
  Commercial                                                    37          54          69           72          118
  Real estate-construction                                       1        ----           2         ----         ----
  Real estate-other                                           ----        ----        ----           32           33
  Consumer                                                       3          68          15           68           68
------------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                            41         122          86          172          219
------------------------------------------------------------------------------------------------------------------------------
Net (recoveries) charge-offs                                   (35)          3         (60)         (47)          15
------------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                  ----        ----         100         ----          300
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                  $4,938      $4,540      $4,938       $4,540       $4,778
==============================================================================================================================

Ratios:
Net (recoveries) charge-offs to average loans and             (.05%)      .01%       (.04%)        (.04%)        .01%
     leases, annualized
Allowance to total loans and leases at the end of the         1.66       1.92        1.66          1.92         1.83
     period
Allowance to nonperforming loans and leases at end of        1,201%       681%       1,201%         681%       1,983%
     the period
==============================================================================================================================

During the three months ended June 30, 1999 and 1998, charge-offs amounted to $6 and $125, respectively, and for the six months ended June 30, 1999 and 1998, charge-offs amounted to $26 and $125, respectively. Management does not believe there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed. The allowance for possible loan and lease losses was 1,201% of nonperforming loans and leases at June 30, 1999 compared to 1,983% at December 31, 1998.

Nonperforming Loans and Leases
------------------------------

Nonperforming loans and leases consist of loans and leases for which the accrual of interest has been suspended, restructured loans and leases and other loans and leases with principal or interest contractually past due 90 days or more and still accruing. The following table provides information about such loans and leases:

NONPERFORMING LOANS AND LEASES
(dollars in thousands)
                                                                                     June 30, 1999       December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
Loans and leases accounted for on a non-accrual basis                                     $411                  $197
Loans and leases restructured and in compliance with modified terms                      -----                    44
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                                                 $411                  $241
=============================================================================================================================

As of June 30, 1999, nonperforming loans and leases consisted of four loans, one of which was approximately $201 and the remainder of which were individually not significant.

Management conducts an ongoing evaluation and review of the loan and lease portfolio in order to identify potential nonperforming loans and leases. Management considers loans and leases which are classified for regulatory purposes, and loans and leases which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits information about which management is aware which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of June 30, 1999, management has not identified any loans or leases not included within the Nonperforming Loan and Lease table above with respect to which known information causes management to have serious doubts about the borrowers' abilities to comply with present repayment terms, such that the loans and leases might subsequently be classified as nonperforming. Changes in world, national or local economic conditions or specific industry segments (including declining exports), rising interest rates, declines in real estate values, Year 2000 issues, declines in securities markets and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and leases and the value of real estate and other collateral securing such loans and leases.

Funding
-------

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
(dollars in thousands)
                                                                 June 30, 1999                    December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                           Percentage                         Percentage
                                                            Total           of Total           Total           of Total
                                                            Amount          Deposits           Amount          Deposits
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                                  $76,464            23.1%            $70,962           23.5%
Interest-bearing demand                                      49,314            14.9              49,468           16.4
Money market and savings                                     89,507            27.0              91,320           30.2
Certificates of deposit:
  Less than $100                                             20,577             6.2              12,492            4.1
  $100 or more                                               95,263            28.8              78,200           25.8
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                  $331,125           100.0%           $302,442          100.0%
=============================================================================================================================

Deposits as of June 30, 1999, were $331 million compared to $302 million at December 31, 1998. The source of deposit growth for the first six months was due to several factors: 1) the increase of $5.5 million in noninterest-bearing deposits, primarily due to the increased business activity of the Bank; 2) the growth of certificate of deposits of less than $100, which was due to the addition of approximately $8 million raised through the use of an internet listing service; and 3) the growth of certificate of deposits of greater than $100 which was mainly due to the placement of a five year, fixed rate certificate of deposit of $10 million. Although money market and savings decreased $2 million since the beginning of the year, during this period a large customer with money market deposit accounts commenced consolidation of its accounts in the Midwest and approximately $18 million of such deposits were transferred out of the Bank. After adjusting for the loss of this single customer, money market and savings accounts increased approximately $16 million during the six months ended June 30, 1999, mainly due to the Bank's business development efforts. Because of this high level of unusual activity, the Bank considers it prudent to maintain significant short-term liquidity. While the amount of noninterest-bearing demand deposits increased 7.8%, the percentage of such deposits remained relatively constant. Management believes these deposits could decrease as a percent of the total, in part, due to competitive pressures and changes in the deposit products being utilized by some of the Bank's customers, which has caused a shift to interest-bearing products. See "Liquidity."

Other short-term borrowings include $22 million in overnight federal funds purchases and a 5.9% one year $10 million repurchase agreement due June 9, 2000. The funds relating to the one year repurchase agreement were used to purchase certain investment instruments during the second quarter of 1999.

Asset/Liability Management
--------------------------

The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is negatively impacted by a decline in interest rates. Conversely, an increase in interest rates should have a positive impact on net interest income. As of June 30, 1999, the Federal Open Market Committee increased the interbank target borrowing rate from 4.75% to 5%.

To counter its asset-sensitive interest rate position, the Bank has entered into an interest rate "floor" as follows:

INTEREST RATE FLOOR
At June 30, 1999 (in thousands)
-------------------------------------------------------------------------------
Notional amount                            $10,000
Floor rate                                 8.50%
Remaining life (months)                    5
Carrying amount                            $35
Fair market value                          $20
Expiration date                            December 11, 1999


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

Capital and Liquidity
---------------------

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


The table below summarizes the various capital ratios of the Company and the Bank at June 30, 1999 and December 31, 1998.

Risk-based and Leverage Capital Ratios
(dollars in thousands)
                                                                 June 30, 1999                     December 31, 1998
                                                       ----------------------------------------------------------------------
Company-Risk-based                                          Amount            Ratio            Amount            Ratio
                                                       ----------------------------------------------------------------------
Tier 1 capital                                               $30,237           9.23%            $30,810          10.57%
Tier 1 capital minimum requirement                            13,099           4.00              11,664           4.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $17,138           5.23%            $19,146           6.57%
                                                       ======================================================================
Total capital                                                $34,341          10.49%            $34,469          11.82%
Total capital minimum requirement                             26,199           8.00              23,328           8.00
                                                       ----------------------------------------------------------------------
  Excess                                                      $8,142           2.49%            $11,141           3.82%
                                                       ======================================================================
Risk-adjusted assets                                        $327,487                           $291,602
                                                       =================                  =================
Company-Leverage
Tier 1 capital                                               $30,237           7.98%            $30,810           9.10%
Minimum leverage ratio requirement                            15,160           4.00              13,542           4.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $15,077           3.98%            $17,268           5.10%
                                                       ======================================================================
Average total assets                                        $379,000                           $338,544
                                                       =================                  =================
Bank-Risk-based
Tier 1 capital                                               $28,993           8.86%            $30,125          10.33%
Tier 1 capital minimum requirement                            13,094           4.00              11,661           4.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $15,899           4.86%            $18,464           6.33%
                                                       ======================================================================
Total capital                                                $33,095          10.11%            $33,783          11.59%
Total capital minimum requirement                             26,188           8.00              23,322           8.00
                                                       ----------------------------------------------------------------------
  Excess                                                      $6,907           2.11%            $10,461           3.59%
                                                       ======================================================================
Risk-adjusted assets                                        $327,350                           $291,524
                                                       =================                  =================

Bank-Leverage
Tier 1 capital                                               $28,993           7.73%            $30,125           8.88%
Minimum leverage ratio requirement                            15,012           4.00              13,567           4.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $13,981           3.73%            $16,558           4.88%
                                                       ======================================================================
Average total assets                                        $375,297                           $339,166
                                                       =================                  =================

To allow for the effective management of capital, the Board of Directors has approved the repurchase from time-to-time of up to $3.5 million of its common stock through open market or privately negotiated transactions. Through June 30, 1999, the Company had repurchased 114,500 shares of Company common stock for a total price of $3.1 million.

Liquidity
---------

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

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks and other short-term investments, short-term securities held to maturity, and securities available for sale less short-term borrowings. At June 30, 1999, consolidated net liquid assets totaled $55 million or 22% of consolidated total assets as compared to $87 million or 25% of consolidated total assets at December 31, 1998. The decrease in the liquid assets is due to the growth of the loan and lease portfolio. See "Loan and Lease Portfolio." In addition to the liquid asset portfolio, SJNB also has available $17 million in lines of credit with three major commercial banks, a collateralized repurchase agreement with a maximum limit of $30 million (of which $10 million has been utilized at June 30, 1999), the guaranteed portion of the SBA loan portfolio of approximately $21 million, and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $7 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 29% of total deposits on June 30, 1999 and 26% of total deposits at December 31, 1998. The increase relates to the placement of the $10 million fixed rate certificate of deposit. See "Funding."

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan and lease portfolio consists primarily of floating rate, short-term loans. On June 30, 1999, approximately 38% of total consolidated assets had maturities under one year and 82% of total consolidated loans and leases had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan and lease portfolio, and loan and lease agreements which generally require monthly interest payments, provide the Company with a secondary source of liquidity. There are no material commitments for capital expenditures in 1999.

Effects of Inflation
--------------------

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1998 or the first six months of 1999.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------

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

The Company's balance sheet position at June 30, 1999 was asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. Management believes there has been no significant change in the Bank's market risk exposures disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. See "Summary of Financial Results - Net Interest Income."

On June 30, 1999, the Federal Open Market Committee ("FOMC") increased its target rate for interbank borrowings to 4 3/4% from the previous 4 1/2%. As a result, most domestic banks increased their prime lending rate to 8% which was matched by SJNB. The effect of this change has not impacted the second quarter of 1999 results, however, the effect of such increase in the future is not precisely determinable due to the many factors influencing the Bank's net interest margin, including the repricing of deposits, a change in mix of the loan, lease and deposit portfolios, changes in relative volume, the speed in which fixed rate loans and leases are repriced, discretionary investment activities and other factors, although the Bank's margin will likely have a positive impact.

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


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
------

Neither the Company nor the Bank is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of the Bank's business and incidental to its business, none of which are expected to have a material adverse impact upon the Company's or the Bank's business, financial position or results of operations. In addition, as reported in the Company's Form 10-K for the year ended December 31, 1998, during 1995, the Bank (along with Comerica Bank-California, Santa Clara Land Title and three principals of Century Loan Corporation) was served with a civil complaint in a class action lawsuit filed in the Superior Court of Santa Clara County, California. The lawsuit stemmed from the failure of Century Loan, a real estate investment company. Plaintiffs were persons who invested in deeds of trust sold by Century Loan. Their complaint alleged that they were defrauded by Century Loan and its principals and that the Bank and other defendants aided and abetted a fraudulent Ponzi scheme by the principals of Century Loan. The Court granted class certification to the Plaintiffs in December 1995. On November 26, 1996, the Court granted summary judgment in favor of the Bank on all of the Plaintiff's claims against it. On December 4, 1996, the Court entered judgment in favor of the Bank, dismissing the Plaintiffs' claims. Plaintiff's motion for a new trial was denied on January 27, 1997 and was subsequently appealed. On July 1, 1999, the Bank was notified by the Court of Appeals that the Court had affirmed the lower court's decision dismissing the Plaintiffs claims. Plaintiffs have petitioned the California Supreme Court to review the decision of the Court of Appeals.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
------

On  May  26,  1999,  at  the  Company's  Annual  Meeting  of  Shareholders,  the
shareholders of the Company approved an amendment to the Company's Restated Articles of Incorporation and Bylaws providing for the Board of Directors to be divided into three classes of directors, each consisting of a number of directors equal as nearly as practicable to one-third the total number of directors, for so long as the Board consists of at least nine authorized directors and, in the event that the total number of authorized directors on the Board is at least six but less than nine, for classification of the Board of Directors into two classes, each consisting of a number of directors equal as nearly as practicable to one-half the total number of directors. Pursuant to California law, members of the Board of Directors may be removed by the Board of Directors for cause (defined to be a felony conviction or court declaration of unsound mind), by the shareholders without cause or by court order for fraudulent or dishonest acts or gross abuse of authority or discretion. In the case of a Board of Directors that is not classified, no director may be removed by the shareholders if the votes cast against such removal (or, if done by
written  consent,   the  votes  eligible  to  be  cast  by  the   non-consenting
shareholders) would have been sufficient to elect such director if voted cumulatively at an election at which the same total number of votes were cast (or, if the action is taken by written consent, all shares entitled to vote were voted) and the entire number of directors authorized at the time of the director's most recent election were then being elected (the "Relevant Number of Directors"). In the case of classified boards, the Relevant Number of Directors is (i) the number of directors elected at the most recent Annual Meeting of shareholders or, if greater, (ii) the number of directors sought to be removed. The classification of the Board of Directors will have the effect of making it more difficult to replace incumbent directors. As a result of this amendment to the Company's Articles of Incorporation, a shareholder or group of shareholders seeking to replace a majority of the directors on the Board will generally need to influence the voting of at least a majority of the outstanding shares at two consecutive annual meetings. So long as the Board is classified into three classes, a minimum of three annual meetings of shareholders would generally be required to replace the entire Board, absent intervening vacancies.

At the Company's Annual Meeting of Shareholders, the shareholders of the Company also approved an amendment to the Company's Restated Articles of Incorporation to authorize the issuance of up to 5,000,000 shares of Preferred Stock, which may be issued in one or more series and which shall have such rights, preferences, privileges and restrictions as determined by the Board of Directors. As a result of the adoption of this amendment to the Company's Articles by the shareholders, the Board of Directors may authorize the issuance of Preferred Stock or series of Preferred Stock that have certain dividend and/or liquidation preferences over the Company's Common Stock, as well as those other rights, preferences, privileges and restrictions determined by the Board of Directors. The Company does not at the present time have any plan or intention to issue shares of such Preferred Stock. The authorization of such shares of Preferred Stock will have no dilutive effect upon the proportionate voting power of the present shareholders of the Company. However, to the extent that preferred shares which are convertible into the Company's Common Stock are subsequently issued in connection with any corporate action to persons other than the present shareholders, such issuance could have a dilutive effect on the earnings per share and voting power of present shareholders. Under California law, under certain circumstances, holders of preferred shares, even if those shares are not granted voting rights, will have the right to vote in connection with certain fundamental corporate transactions such as a reorganization; under those circumstances, unless the requisite vote is obtained from holders of that class, the preferred shareholders may effectively be able to block transactions which are otherwise supported by the common shareholders. The Company is not aware of any proposed or contemplated transaction of this type.


Item 3.  DEFAULTS UPON SENIOR SECURITIES
------

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

At the annual meeting of shareholders of the Company on May 26, 1999, 2,181,388 shares were represented. Each of the persons named in the Proxy Statement as a nominee for director was elected. In the election of directors, the shareholders of the Company voted as follows:

                              Number of              Number of
                              Votes Cast             Votes
Name                          For Nominee            Withheld
-------------------           -----------            ---------
Akamine, Ray S.                2,137,864              43,524
Archer, Robert A.              2,139,100              42,288
Bruno, Albert V.               2,138,948              42,440
Diridon, Rod                   2,087,574              93,814
Gorry, F. Jack                 2,097,353              84,035
Kenny, James R.                2,139,100              42,288
Lund, Arthur K.                2,126,962              54,426
Oneal, Louis                   2,138,748              42,640
Rubino, Diane                  2,139,100              42,288
Shen, Douglas L.               2,137,864              43,524
Vandeweghe, Gary S.            2,138,962              42,426

The shareholders approved the amendment to the Corporation's Restated Articles of Incorporation and Bylaws to provide for the classification of the Board of Directors into three classes with 1,394,475 shares being voted for the approval, 213,340 shares being voted against, 39,049 shares abstained and broker non-votes of 534,524.

The shareholders approved the amendment to the Corporation's Restated Articles of Incorporation to authorize the issuance of Preferred Stock with 1,333,909 shares being voted for the approval, 259,725 shares being voted against, 53,230 shares abstained and broker non-votes of 534,524.

The shareholders approved the amendment of the Company's 1996 Stock Option Plan to increase the authorized shares of common stock subject to the plan from 460,000 shares to 610,000 shares with 1,142,656 shares being voted for the approval, 468,915 shares being voted against, 35,293 shares abstained and broker non-votes of 534,524.

In addition, the shareholders ratified the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 1999, with 2,158,040 shares being voted for the ratification, 10,918 shares being voted against and 12,430 shares abstained.


Item 5.  OTHER INFORMATION
------

Not applicable.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
------


     (a)  Exhibits

     The  following exhibits are filed as part of this report:

          (3)(i).   The Registrant's restated Articles of Incorporation.

          (3)(ii).  The Registrant's restated Bylaws as of June 8, 1999.

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

          *(10)e. The Registrant's Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 filed June 15, 1999 under Registration No. 333-80683.

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

          (10) l. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995, and September 21, 1995, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

          (27)      Financial Data Schedule.

          *Indicates management contract or compensation plan or arrangement.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the second quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SJNB FINANCIAL CORP.
                                        (Registrant)



Date:  August 12, 1999                            /S/ J. Kenny
                                                  ------------------------------
                                                  James R. Kenny
                                                  President and
                                                  Chief Executive Officer



Date:   August 12, 1999                           /S/ E. Blakeslee
                                                  ------------------------------
                                                  Eugene E. Blakeslee
                                                  Executive Vice President and
                                                  Chief Financial Officer (Chief
                                                  Accounting Officer)

                              SJNB Financial Corp.

                                    Form 10-Q

                                    Exhibits

                                  June 30, 1999

The following exhibits are filed as part of this report:

(3)(i).   The Registrant's restated Articles of Incorporation.

(3)(ii).  The Registrant's restated Bylaws as of June 8, 1999.

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

*(10)e. The Registrant's Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 filed June 15, 1999, under Registration No. 333-80683

*(10)f. The form of Nonstatutory Stock Option Agreement for outside Directors being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

(10) l. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995, and September 21, 1995, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

(27)      Financial Data Schedule.

*Indicates management contract or compensation plan or arrangement.