Form 10-Q
period 1999-09-30
SJNB FINANCIAL CORP
filed 1999-10-20
CIK 721161

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,352,519 shares of common stock outstanding as of October 19, 1999.

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
         Condensed Consolidated Balance Sheets                                 3
         Condensed Consolidated Statement of Operations                        4
         Condensed Consolidated Statements of Shareholders' Equity             5
         Condensed Consolidated Statements of Cash Flows                       6
         Notes to Unaudited Condensed Consolidated Financial Statements        7

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                  8

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                         26

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                    27

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            27

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                      27

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  27

Item 5.  OTHER INFORMATION                                                    27

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     27

SIGNATURES                                                                    30

                                              PART I - FINANCIAL INFORMATION


Item 1. -Financial Statements

                                         SJNB FINANCIAL CORP. AND SUBSIDIARY
                                        Condensed Consolidated Balance Sheets
                                                    (in thousands)

                                                                                    September 30,
                                                                                        1999           December 31,
                                     Assets                                          (Unaudited)           1998
-----------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                  $14,937           $11,239
Money market investments and Fed Funds sold                                                9,745            22,285
Investment securities:
  Available for sale                                                                      52,890            35,216
  Held to maturity (Fair value: $9,865 at September 30, 1999
    and $11,369 at December 31, 1998)                                                     10,165            11,173
-----------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                          63,055            46,389
-----------------------------------------------------------------------------------------------------------------------
 Loans and leases                                                                        310,641           261,380
Allowance for possible loan and lease losses                                              (5,152)           (4,778)
-----------------------------------------------------------------------------------------------------------------------
  Loans and leases, net                                                                  305,489           256,602
-----------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                3,608             3,770
Accrued interest receivable and other assets                                               6,946             5,622
Intangibles, net of accumulated amortization of $2,506 at
   September 30, 1999 and $2,164 at December 31, 1998                                      3,731             4,027
-----------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                       $407,511          $349,934
=======================================================================================================================

                      Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                                    $64,935           $70,962
   Interest-bearing                                                                      272,283           231,480
-----------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                      337,218           302,442
-----------------------------------------------------------------------------------------------------------------------
Other short-term borrowings                                                               29,057             5,000
Accrued interest payable and other liabilities                                             6,126             7,010
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                   372,401           314,452
-----------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, no par value; authorized, 20,000 shares;
     issued and outstanding, 2,353 shares at September 30, 1999
     and 2,450 shares at December 31, 1998                                                13,917            16,777
  Retained earnings                                                                       21,609            18,405
  Accumulated other comprehensive (loss) income                                             (416)              300
-----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                           35,110            35,482
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                               ----              ----
-----------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholder's Equity                                         $407,511          $349,934
=======================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                             SJNB FINANCIAL CORP. AND SUBSIDIARY
                                       Condensed Consolidated Statement of Operations
                                          (in thousands, except per share amounts)
                                                         (Unaudited)
                                                                           Quarter ended              Nine months ended
                                                                           September 30,                September 30,
                                                                    ---------------------------------------------------------
                                                                        1999          1998          1999           1998
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans and leases                                  $7,629        $6,249       $20,950       $18,404
  Interest on money market investments                                      123           428           507           823
  Interest and dividends on investment securities available for             879           658         1,983         2,172
sale
  Interest on investment securities held to maturity                        128           171           412           551
  Other interest and investment income                                      (14)           (2)          (34)           (7)
-----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                 8,745         7,504        23,818        21,943
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest expense on interest-bearing deposits:
    Certificates of deposit over $100                                     1,264           863         3,514         2,364
    Other                                                                 1,752         1,522         4,355         4,475
-----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                3,016         2,385         7,869         6,839
-----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                   5,729         5,119        15,949        15,104
-----------------------------------------------------------------------------------------------------------------------------
Provision for possible loan and lease losses                                150           150           250           150
-----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       possible loan and lease losses                                     5,579         4,969        15,699        14,954
-----------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                               251           149           603           461
  Other operating income                                                     99           101           510           324
  Net loss on securities available for sale                                 (51)        -----           (51)           (8)
-----------------------------------------------------------------------------------------------------------------------------
     Total other income                                                     299           250         1,062           777
-----------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                   2,040         1,679         5,749         5,009
  Occupancy                                                                 243           215           683           564
  Other                                                                   1,064         1,040         3,146         2,871
-----------------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                 3,347         2,934         9,578         8,444
-----------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                           2,531         2,285         7,183         7,287
Income taxes                                                              1,033           960         2,979         3,046
-----------------------------------------------------------------------------------------------------------------------------
     Net income                                                          $1,498        $1,325        $4,204        $4,241
=============================================================================================================================

Net income per share - basic                                              $0.64         $0.54         $1.77         $1.70
=============================================================================================================================
Net income per share - diluted                                            $0.60         $0.51         $1.68         $1.61
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                           SJNB FINANCIAL CORP. AND SUBSIDIARY
                                Condensed Consolidated Statements of Shareholders' Equity
                                                  (dollars in thousands)
                                                       (Unaudited)
                                                                                                  Net Unrealized
                                                                                                   Gain (Loss)      Total
                                                                                                  on Securities     Share-
                                                                             Common    Retained     Available      holders'
Nine months ended September 30, 1998                               Shares     Stock    Earnings      for Sale       Equity
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                                          2,493 $18,800        $14,254      $105          $33,159
                                                                                                                  -----------
Net income                                                                                  4,241                      4,241
Other comprehensive income - Unrealized gains
   on securities held for sale, net                                                                     309              309
                                                                                                                  -----------
Comprehensive income                                                                                                   4,550
                                                                                                                  -----------
Common stock repurchased                                               (77) (3,119)                                   (3,119)
Issuance of common stock for purchase of Epic Funding Corp.             12     501
Stock options exercised                                                 32     506                                       506
Cash dividends                                                                             (1,045)                    (1,045)
-----------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1998                                         2,460 $16,688        $17,450      $414          $34,051
=============================================================================================================================

Nine months ended September 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                                          2,450 $16,777        $18,405      $300          $35,482
                                                                                                                  -----------
Net income                                                                                  4,204                      4,204
Other comprehensive income - Unrealized losses
   on securities held for sale, net                                                                    (716)            (716)
                                                                                                                  -----------
Comprehensive income                                                                                                   3,488
                                                                                                                  -----------
Common stock repurchased                                              (112) (3,048)                                   (3,048)
Stock options exercised                                                 15     188                                       188
Cash dividends                                                                             (1,000)                    (1,000)
-----------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1999                                         2,353 $13,917        $21,609     $(416)         $35,110
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                                 Condensed Consolidated Statements of Cash Flows
                                             (dollars in thousands)
                                                   (Unaudited)
                                                                                           Nine months ended
                                                                                             September 30,
                                                                                       ---------------------------
                                                                                           1999         1998
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                              $4,204       $4,241
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan and lease losses                                           250          150
      Depreciation and amortization                                                          458          417
      Amortization on intangibles                                                            342          337
      Net loss on securities available for sale                                               51            8
      Amortization of discount (premium) on investment securities, net                        44          (49)
      Increase in intangibles assets                                                         (45)         (91)
      Increase in accrued interest receivable and other assets                            (1,325)        (947)
      (Decrease) increase in accrued interest payable and other liabilities                 (407)         386
------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                        3,572        4,452
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale/maturity of securities available for sale                            13,996       21,009
  Maturities of securities held to maturity                                                4,595        3,991
  Purchase of securities available for sale                                              (32,838)     (19,008)
  Purchase of securities held to maturity                                                 (3,593)      (1,749)
  Loans and leases, net                                                                  (49,251)     (17,473)
  Capital expenditures                                                                      (296)        (354)
  Acquisition of Epic Funding Corp. - cash portion                                          ----         (206)
------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                          (67,387)     (13,790)
------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                           34,776       31,819
  Other short-term borrowings                                                             24,057      (16,000)
  Cash dividends                                                                          (1,000)      (1,045)
  Stock repurchase                                                                        (3,048)      (3,119)
  Proceeds from stock options exercised                                                      188          506
------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                       54,973       12,161
------------------------------------------------------------------------------------------------------------------
          Net (decrease) increase in cash and equivalents                                 (8,842)       2,823
Cash and equivalents at beginning of year                                                 33,524       25,525
------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                    $24,682      $28,348
==================================================================================================================
Other cash flow information:
   Interest paid                                                                          $7,588       $7,058
                                                                                       ===========================
  Income taxes paid                                                                        3,480        2,625
==================================================================================================================
Noncash transactions:
  Unrealized (loss) gain on securities available for sale, net of tax                      $(716)        $309
==================================================================================================================
  Purchase of Epic Funding Corp.:
    Leases                                                                                  ----         $149
    Other assets                                                                            ----          789
------------------------------------------------------------------------------------------------------------------
        Total assets acquired                                                               ----          938
    Cash paid and expenses incurred                                                         ----         (206)
    Liabilities assumed:
      Other liabilities                                                                     ----          231
------------------------------------------------------------------------------------------------------------------
        Total liabilities assumed                                                           ----          231
------------------------------------------------------------------------------------------------------------------
Common stock issued, net of registration costs                                              ----         $501
==================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements

Note A    Unaudited Condensed Consolidated Financial Statements

          The unaudited condensed consolidated financial statements of SJNB Financial Corp. (the "Company") and its subsidiary, San Jose National Bank, and its subsidiary, Epic Funding Corp., are prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods have been included and are normal and recurring. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year.

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

Note B    Net Income Per Share of Common Stock

          The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows (in thousands, except per share amounts):

                                                            Quarter ended                           Quarter ended
                                                          September 30, 1999                      September 30, 1998
             -------------------------------------------------------------------------------------------------------------------
                                                     Net                    Per Share       Net                    Per Share
                                                   Income        Shares      Amounts       Income       Shares      Amounts
             ------------------------------------------------------------------------------------------------------------------
             Net income and basic EPS               $1,498         2,350        $0.64       $1,325        2,466        $0.54
                                                                           =============                          =============
             Effect of stock option dilutive shares                  168                                    139
                                                ===========================             ==========================
             Diluted earnings per share             $1,498         2,518        $0.60       $1,325        2,605        $0.51
                                                ===============================================================================

                                                        Nine months ended                       Nine months ended
                                                          September 30, 1999                     September 30, 1998
             ------------------------------------------------------------------------------------------------------------------
                                                     Net                    Per Share       Net                    Per Share
                                                   Income        Shares      Amounts       Income       Shares      Amounts
             ------------------------------------------------------------------------------------------------------------------
             Net income and basic EPS               $4,204         2,371        $1.77       $4,241        2,492        $1.70
                                                                           =============                          =============
             Effect of stock option dilutive shares                  128                                    146
                                                ===========================             ==========================
             Diluted earnings per share             $4,204         2,499        $1.68       $4,241        2,638        $1.61
                                                ===============================================================================

Note  C   Segment Reporting

          The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as of December 31, 1998; however, since management views the Company as operating in only one segment, separate reporting of financial information under SFAS No. 131 is not considered necessary.


Note D    Other Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, which delays the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt this statement on January 1, 2001. The Company will begin evaluating the impact of its adoption on the Company's consolidated financial statements. Currently, management believes this statement would not have a significant effect on the Company's consolidated financial position or its consolidated statement of operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" and the "Bank"), and the Bank's subsidiary, Epic Funding Corp. ("Epic"), San Jose, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 1999 and 1998 and the liquidity and financial condition of the Company, SJNB and Epic as of September 30, 1999 and December 31, 1998.

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

Current Developments

On August 27, 1999, the Company and Saratoga Bancorp ("Saratoga") jointly announced the signing of a definitive Agreement and Plan of Merger pursuant to which the Company will acquire the outstanding shares of common stock of Saratoga pursuant to an exchange of common stock of the Company for all common stock of Saratoga. Saratoga, the parent company of Saratoga National Bank, headquartered in Saratoga, California, has reported approximately $152 million in assets and $112 million in deposits as of September 30, 1999, and currently operates three offices in Saratoga, Los Gatos and San Jose, California. The merger between the Company and Saratoga will result in the formation of a financial institution with approximately $559 million in assets, $449 million in deposits and $50 million in shareholders' equity based on each company's financial position as of September 30, 1999. The combined shareholder base is estimated to number approximately 2,000.

Consummation of the merger is subject to approval by the shareholders of both Saratoga and the Company, clearance by regulatory authorities, including the Federal Reserve Board, and other terms and conditions customary for a transaction of this type. Upon consummation of the merger Saratoga shareholders will receive 0.70 shares of Company Common Stock for each outstanding share of Saratoga common stock. The merger will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization.

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

Vendors of the Company's other critical IT systems and services have also informed the Company that their products/systems are Y2K compliant. Based on information provided by outside service providers and its testing process, the Company believes that its mission-critical IT systems are substantially Y2K compliant.

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

During the second quarter of 1999, the Company replaced its voice mail and e-mail systems, which were determined not to be Year 2000 compliant, with Year 2000 compliant systems.


Costs

The Company is expensing all period costs associated with the Year 2000 issue. Through September 30, 1999 the amount of such expenses since inception of the project totaled approximately $194. It is anticipated that additional Year 2000 Project expenses for the remainder of 1999 will be less than $5. Expenses include costs for consultants, running tests and technical assistance from vendors, as well as development of contingency plans and costs of communicating with customers concerning Year 2000 issues. Also included are capital expenditures of approximately $50 which have been incurred during 1999 to replace equipment or systems which were nearing the end of their life cycle and found to be non-Year 2000 compliant. These cost estimates exclude the expense of the Company's internal staff time and systems or products which were replaced for other business reasons. The diversion of resources to Year 2000 issues has resulted in some delays in implementation of other information systems projects. The Company does not believe that these delays have had a material effect on its growth in revenues or expense. There can be no assurance that these expenses will not increase if the Company is adversely impacted by Year 2000 complications.


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

The Company is making efforts to ensure that its customer base is aware of the Year 2000 issue. In addition to seminars for and mailings to its customer base, the Bank has amended its credit policy and credit authorization documentation to include consideration regarding the Year 2000 issue. Significant customer relationships have been identified, and such customers have been contacted by the Bank's account officers to determine whether they are aware of Year 2000 risks and whether they are taking preparatory actions. An initial assessment of these customers was substantially completed in late 1998. The Company has continued to monitor the Year 2000 preparedness of its material customers during 1999.

The Company has also contacted major vendors and suppliers of non-software products and services (including those where products utilize embedded technology) to determine the Year 2000 readiness of such organizations and/or the products and services which the Company purchases from such organizations. The Company is monitoring reports provided by such vendors regarding their preparations for Year 2000. This is an ongoing process, and the Company intends to continue to monitor information provided by such vendors through the century date change.

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


Contingency Plans

The Company maintains a Disaster Contingency and Business Resumption Plan which contains policies and procedures to follow in the event of a significant business disruption due to events such as fire, earthquake, flood, etc. The Company has developed contingency plans to address potential business disruptions which might result from Year 2000 issues. Management engaged an independent party to review these plans during June, 1999. The Company further refined these plans during the third quarter of 1999. The plans will utilize a combination of alternative procedures and manual intervention to compensate for the potential loss of certain computer systems, power or telecommunications service should they fail as a result of Year 2000 complications. There can be no assurance, however, that such contingency plans will be successful in the event of an extended loss of such systems or widespread loss of power and telecommunications services.

Selected Financial Data

The  following  presents  selected  financial  data and ratios as of and for the three and nine months ended  September 30,
1999 and 1998:

SELECTED FINANCIAL DATA AND RATIOS
----------------------------------------------------------------------------------------------------------------------------
                                                                 For the quarters                For the nine months
                                                               ended September 30,               ended September 30,
                                                        --------------------------------------------------------------------
SELECTED ANNUALIZED OPERATING RATIOS:                        1999              1998             1999             1998
----------------------------------------------------------------------------------------------------------------------------
Return on average equity                                       17.35%          15.56%             16.44%          16.72%
Return on average tangible equity                              20.99           19.39              20.05           20.41
Return on average assets                                        1.47            1.51               1.49            1.69
Net recoveries to average loans and leases                     (0.08)          (0.02)             (0.06)          (0.03)
Average equity to average assets                                8.49            9.71               9.06           10.12
Average tangible equity to average tangible assets              7.63            8.60               8.12            9.05

PER SHARE DATA:
Net income per share - basic                                   $0.64           $0.54              $1.77           $1.70
Net income per share - diluted                                  0.60            0.51               1.68            1.61
Net income per share - (core) - diluted (1)                     0.64            0.55               1.82            1.74
Dividends per share                                             0.14            0.14               0.42            0.42
============================================================================================================================

                                                                At September 30,  At December 31,   At September 30,
SHAREHOLDERS' EQUITY                                                 1999              1998              1998
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity per share                                      $14.92             $14.48           $14.04
Tangible equity per share                                            13.34              12.84            12.34

SELECTED FINANCIAL POSITION RATIOS:
-----------------------------------------------------------------------------------------------------------------------------
Leverage capital ratio                                                7.90%              9.10%            8.80%
Total risk based capital ratio                                       10.37%             11.82%           11.84%
Nonperforming loans and leases to total loans and leases              0.40%              0.09%            0.18%
Nonperforming assets to total assets                                  0.30%              0.07%            0.13%
Allowance for possible loan and lease losses to total loans           1.66%              1.83%            1.91%
Allowance for possible loan and lease losses
  to nonperforming loans and leases                                    417%             1,983%           1,081%
Allowance for possible loan and lease losses
 to nonperforming assets                                               417%             1,983%           1,081%
=============================================================================================================================

(1) Excludes after-tax effect of goodwill and core deposit intangible amortization.


Summary of Financial Results

The Company reported net income of $1,498 or $0.60 per share - diluted for the quarter ended September 30, 1999, compared with net income of $1,325 or $0.51 per share - diluted for the third quarter of 1998. The increase in net income compared to the quarter ended September 30, 1998 was primarily the result of the increase in net interest income, an increase in other income, offset primarily by an increase in incentive accruals and staff additions due to the increase in the Bank's growth.

For the nine months ended September 30, 1999, net income was $4,204 or $1.68 per share - diluted compared with net income of $4,241 or $1.61 per share - diluted for the same period in 1998. The decrease in net income is primarily related to the increase in costs associated with the acquisition of Epic and the start-up of the new de novo branch office in Danville. Diluted earnings per share compared to the nine months ended September 30, 1998 increased seven cents as net income declined, due to the impact of the Company's stock repurchase program which was suspended effective April 1, 1999.


Net Interest Income

Net interest income for the quarter ended September 30, 1999, increased $610 as compared to the same quarter a year ago. The Bank's average earning assets for the same period increased by $54 million, as the result of growth in the Bank's loan and lease portfolio of $65 million.

Net interest margin for the third quarter of 1999 was 6.05% as compared to 6.28% for the same quarter in 1998. This decrease was primarily related to the increase in the Bank's cost of funds during the third quarter of 1999. Cost of funds increased as the Bank had to source funds with a higher cost to fund the Bank's growth during the period and to replace certain deposits which were less expensive.

The net interest margin for the first nine months of 1999 was 6.08% as compared to 6.51% for the same period in 1998. This decrease was primarily related to the decrease in the yield on earning assets; in particular the yield on loans and leases, which accounted for approximately 81% of earning assets, declined from 10.64% to 9.80%. During the same period, the actual cost of funds for the Bank also decreased from 4.00% in 1998 to 3.95% in 1999. This decrease was due generally to the lower interest rate environment during the first two quarters of 1999 offset by the change in the mix of the Bank's deposit base and because rates on deposits resist declines because of their lower base and the increased cost of sourcing new deposits.

Economic conditions in Northern California have remained relatively strong in the first nine months of 1999, although there are indications that this economic strength could be threatened by the tightening of the skilled labor force in Santa Clara County and the potential for the real estate market to slow down.
According to information regarding real estate activity, there has been an increase in the County's vacancy rate and a counter effect of declining lease and rental rates, the impact of which could be a slow-down in real estate construction activity. During the last several months the vacancy rate has leveled off and lease and rental rates are beginning to increase slightly. In addition, the competitive environment within the Bank's marketplace continues to be aggressive and the competition among banks for additional loans, leases and deposits has caused more competitive pricing.


The following tables shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three and nine months ended September 30, 1999 and 1998.

AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)
                                                                         Quarter ended September 30,
                                                 ----------------------------------------------------------------------------
                                                                  1999                                  1998
-----------------------------------------------------------------------------------------------------------------------------
                                                   Average                   Average     Average                   Average
Assets                                             Balance      Interest    Yield (1)    Balance      Interest    Yield (1)
-----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans and leases, net (2)                         $303,567       $7,629       9.97%     $238,197       $6,249     10.41%
  Securities available for sale (3)                   55,580          879       6.27        44,265          658      5.90
  Securities held to maturity:
    Taxable (4)                                        3,164           53       6.65         8,348          127      6.04
    Nontaxable (5)                                     7,156          125       6.93         3,946           73      7.34
  Money market investments                             9,611          123       5.08        30,305          428      5.60
Interest rate hedging instruments                       ----          (14)     ----           ----           (2)     ----
---------------------------------------------------------------------------            --------------------------
      Total interest-earning assets                  379,078        8,795       9.20       325,061        7,533      9.19
---------------------------------------------------------------------------            --------------------------
Allowance for possible loan and lease losses          (5,022)                               (4,545)
Cash and due from banks                               15,734                                13,692
Other assets                                           9,935                                 9,525
Core deposit intangibles and goodwill, net             3,772                                 4,231
--------------------------------------------------------------                         -------------
      Total Assets                                  $403,497                              $347,964
==============================================================                         =============
Liabilities and Shareholders' equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                          $52,653          331       2.49       $54,787          369      2.67
    Money market and savings                         100,902          919       3.61       107,645          966      3.56
    Certificates of deposit:
      Less than $100                                  20,542          263       5.08        12,986          166      5.07
      $100 or more                                   101,723        1,264       4.93        63,184          862      5.41
---------------------------------------------------------------------------            --------------------------
        Total certificates of deposits               122,265        1,527       4.95        76,170        1,028      5.35
---------------------------------------------------------------------------            --------------------------
Other borrowings                                      16,123          239       5.88           981           22      8.90
---------------------------------------------------------------------------            --------------------------
       Total interest-bearing liabilities            291,943        3,016       4.10       239,583        2,385      3.95
---------------------------------------------------------------------------            --------------------------
Noninterest-bearing demand                            71,351                                68,973
Accrued interest payable and other liabilities         5,946                                 5,633
--------------------------------------------------------------                         -------------
      Total liabilities                              369,240                               314,189
--------------------------------------------------------------                         -------------
Shareholders' equity                                  34,257                                33,775
--------------------------------------------------------------                         -------------
       Total Liabilities and Shareholders' equity   $403,497                              $347,964
==============================================================-------------            =============-------------
Net interest income and margin (6)                                 $5,779       6.05%                    $5,148      6.28%
=================================================             =========================             =========================

(1)  Rates are presented on an annualized basis.
(2) Includes loan fees of $322 for 1999, and $301 for 1998. Nonperforming loans and leases have been included in average loan and lease balances.
(3) Includes dividend income of $29 and $34 received in 1999 and 1998, respectively.
(4)  Includes dividend income of $8 received in each of 1999 and 1998.
(5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($50 in 1999 and $29 in 1998).
(6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.


AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)                                                 Nine months ended September 30,
                                                 ----------------------------------------------------------------------------
                                                                  1999                                  1998
-----------------------------------------------------------------------------------------------------------------------------
                                                   Average                   Average     Average                   Average
Assets                                             Balance      Interest    Yield (1)    Balance      Interest    Yield (1)
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans and leases, net (2)                          $285,863      $20,950      9.80%     $231,296      $18,404       10.64%
  Securities available for sale (3)                    43,328        1,983      6.12        47,779        2,172        6.08
  Securities held to maturity:
    Taxable (4)                                         4,670          224      6.41         9,169          423        6.17
    Nontaxable (5)                                      5,826          313      7.19         3,728          213        7.64
  Money market investments                             13,508          507      5.02        19,777          823        5.56
Interest rate hedging instruments                        ----          (34)     ----          ----           (7)       ----
---------------------------------------------------------------------------            --------------------------
      Total interest-earning assets                   353,195       23,943      9.06       311,749       22,028        9.45
---------------------------------------------------------------------------            --------------------------
Allowance for possible loan and lease losses           (4,942)                              (4,565)
Cash and due from banks                                15,614                               14,602
Other assets                                            9,560                                9,411
Core deposit intangibles and goodwill, net              3,874                                3,931
--------------------------------------------------------------                         -------------
      Total Assets                                   $377,301                             $335,128
==============================================================                         =============
Liabilities and Shareholders' equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                           $52,381          986      2.52       $50,941          997        2.62
    Money market and savings                           94,682        2,384      3.37       100,640        2,706        3.59
    Certificates of deposit:
      Less than $100                                   16,704          619      4.95        13,713          527        5.14
      $100 or more                                     94,424        3,514      4.98        57,989        2,364        5.45
---------------------------------------------------------------------------            --------------------------
        Total certificates of deposits                111,128        4,133      4.97        71,702        2,891        5.39
---------------------------------------------------------------------------            --------------------------
Other borrowings                                        8,399          366      5.83         5,218          245        6.28
---------------------------------------------------------------------------            --------------------------
       Total interest-bearing liabilities             266,590        7,869      3.95       228,501        6,839        4.00
---------------------------------------------------------------------------            --------------------------
Noninterest-bearing demand                             70,702                               67,365
Accrued interest payable and other liabilities          5,820                                5,347
--------------------------------------------------------------                         -------------
      Total liabilities                               343,112                              301,213
--------------------------------------------------------------                         -------------
Shareholders' equity                                   34,189                               33,915
--------------------------------------------------------------                         -------------
       Total Liabilities and Shareholders' equity    $377,301                             $335,128
==============================================================-------------            =============-------------
Net interest income and margin (6)                                 $16,074      6.08%                   $15,189        6.51%
=================================================             =========================             =========================

(1)  Rates are presented on an annualized basis.
(2) Includes loan fees of $1,002 for 1999, and $928 for 1998. Nonperforming loans and leases have been included in average loan and lease balances.
(3) Includes dividend income of $92 and $113 received in 1999 and 1998, respectively.
(4)  Includes dividend income of $24 received in 1999 and $23 received in 1998.
(5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($125 in 1999 and $85 in 1998).
(6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.


Provision for Possible Loan and Lease Losses

The level of the allowance for possible loan and lease losses and the related provision reflect management's judgment as to the inherent risk of loss associated with the loan and lease portfolios as of September 30, 1999 and 1998 based on information available to management as of said dates. Based on management's evaluation of such risks, an addition of $150 was made to the allowance for possible loan and lease losses in the three months ended September 30, 1999 and an addition of $250 was made for the nine months ended September 30, 1999 as compared to an addition of $150 for the third quarter of 1998 and for the nine months ended September 30, 1998. See "Loan and Lease Portfolio."

Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the three and nine month periods ended September 30, 1999 and 1998:

OTHER INCOME
(dollars in thousands)
                                               Quarter ended September 30,          Nine months ended September 30,
                                         --------------------------------------------------------------------------------
                                                1999                1998               1999                 1998
                                          Amount    Percent   Amount   Percent   Amount    Percent   Amount    Percent
-------------------------------------------------------------------------------------------------------------------------
Service charges on deposits                  $251     83.95%    $149      59.60%   $603      56.78%     $461     59.33%
Other operating income                         99     33.11      101      40.40     520      48.96       324     41.70
Net loss on securities available for sale     (51)   (17.06)   -----      -----     (61)     (5.74)       (8)    (1.03)
-------------------------------------------------------------------------------------------------------------------------
    Total                                    $299    100.00%    $250     100.00% $1,062     100.00%     $777    100.00%
=========================================================================================================================

The increase in the service charges on deposits of $102 and $142 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998 is due mainly to a change in the method of assessing certain service charges on deposit accounts. The increase in other operating income of $196 for the nine months of 1999 compared to the nine months of 1998 is mainly due to the reversal during the first quarter of 1999 of a specific reserve established on the date it was purchased for an acquired SBA loan which was paid in full.

Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
                                          Quarter ended September 30,                  Nine months ended September 30,
                                 ---------------------------------------------------------------------------------------------
                                         1999                    1998                    1999                   1998
                                   Amount   Percent (1)   Amount    Percent (1)    Amount   Percent (1)  Amount   Percent (1)
------------------------------------------------------------------------------------------------------------------------------
Salaries and benefits              $2,085        2.07%    $1,679        1.93%      $5,794      2.05%     $5,009        1.99%
Data processing                       153        0.15        172        0.20          460      0.16         497        0.20
Client services paid by Bank          102        0.10        129        0.15          341      0.12         315        0.13
Legal and professional fees           118        0.12         80        0.09          347      0.12         224        0.09
Amortization of core deposit
  intangibles and goodwill            114        0.11        119        0.14          342      0.12         337        0.13
Furniture and equipment               129        0.13        113        0.13          352      0.12         301        0.12
Occupancy                             114        0.11        102        0.12          331      0.12         263        0.10
Business promotion                     96        0.10         79        0.09          278      0.10         248        0.10
Directors' & shareholders'             80        0.08         70        0.08          251      0.09         193        0.08
Other                                 356        0.35        391        0.45        1,082      0.38       1,057        0.42
------------------------------------------------------------------------------------------------------------------------------
     Total                         $3,347        3.32%    $2,934        3.37%      $9,578      3.38%     $8,444        3.36%
==============================================================================================================================

(1) The percentages are calculated by annualizing the expenses and comparing that amount to the average assets for the respective three and nine month periods ended September 30, 1999 and 1998.

Total other expenses for the third quarter of 1999 increased $413 from the same period a year ago, primarily as a result of increased incentive accruals, staff additions relating to increased volumes, and salary increases necessitated by the competitive environment for personnel.

Total other expenses for the nine months ended September 30, 1999 increased $1,134 from the same period a year ago, primarily as a result of the increased incentive accruals, additions to staff and the competitive environment for personnel, in addition to the acquisition of Epic and the opening of the East Bay Regional Office, both occurring in July 1998. Increases in occupancy also related to the acquisition of Epic and the opening of the East Bay Regional Office. Director and shareholder expense increased due to increased director fees and increased transfer agent costs. Legal and professional costs increased mainly due to increased costs associated with the preparation of proxy materials and the annual report and contract negotiations.

Income Tax Provision

The effective tax rate for the nine months ended September 30, 1999 and 1998 was 41%. The rate is impacted by several items, the most significant of which were the amortization of intangibles, tax exempt income, the California Franchise tax, the California Franchise Tax Enterprise Tax Zone Credit and the impact of the Bank's investment in a Low Income Housing Tax Credit fund.

Financial Condition and Earning Assets

Consolidated assets increased to $407 million at September 30, 1999 compared to $350 million at December 31, 1998. The increase related primarily to an increase in investment securities and loans and leases and was funded principally by an increase in money market and savings accounts of $7 million; growth in certificates of deposit of less than $100 of $9 million which were raised through an internet listing service; and growth in certificates of deposit of greater than $100 of approximately $25 million, which resulted from the placement of three separate wholesale deposit arrangements. See "Funding."

Money Market Investments

Money market investments, which include federal funds sold, were $9.7 million at September 30, 1999 as compared to $22.3 million at December 31, 1998. This decrease resulted primarily from the increase in investment securities and loans and leases. See "Securities" and "Loan and Lease Portfolio."



Securities

The following table shows the composition of the securities portfolio at September 30, 1999 and December 31, 1998. There were no issuers of securities (except U.S. Government Securities) for which the book value of securities of any issuer held by the Bank exceeded 10% of the Company's shareholders' equity.

SECURITIES PORTFOLIO
 (dollars in thousands)
                                                        September 30, 1999                       December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                               Amortized     Unrealized     Market      Amortized    Unrealized    Market
                                                  Cost       Gain (Loss)     Value         Cost      Gain (Loss)    Value
-----------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                  $2,005            $16        $2,021      $3,005            $72      $3,077
  U. S. Government Agencies                       21,217            (10)       21,207      25,220            466      25,686
  Mortgage-backed                                 18,676           (140)       18,536       3,865            101       3,966
  Asset-backed                                     2,000             (4)        1,996        ----           ----        ----
  Trust preferred                                  7,064           (299)        6,765        ----           ----        ----
  Mutual funds                                     2,518           (153)        2,365       2,638           (151)      2,487
-----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                      53,480           (590)       52,890      34,728            488      35,216
-----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Treasury                                    ----           ----          ----       1,000              7       1,007
  U. S. Government Agencies                        1,499              7         1,506       3,496             38       3,534
  State and municipal (nontaxable)                 7,165           (326)        6,839       4,213            116       4,329
  Mortgage-backed                                    964             19           983       1,927             35       1,962
-----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                         9,628           (300)        9,328      10,636            196      10,832
  Federal Reserve Bank Stock                         537            ----          537         537           ----         537
-----------------------------------------------------------------------------------------------------------------------------
    Total                                         10,165           (300)        9,865      11,173            196      11,369
-----------------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio      $63,645          $(890)      $62,755     $45,901           $684     $46,585
=============================================================================================================================

Unrealized loss generally results from the impact of current market rates being greater than those rates in effect at the time the Bank purchased the securities. The unrealized loss on securities available for sale as of September 30, 1999 was $590 as compared to an unrealized gain of $488 as of December 31, 1998. The significant change in the unrealized gain or loss position is due to the increase in interest rates during the second and third quarters of 1999 and the extension of the weighted average maturity of the portfolio. The Bank's weighted average maturity of the available for sale portfolio was approximately
3.36 years as of September 30, 1999, while at December 31, 1998 it was 2.0 years. The increase in the weighted average maturity during this period is primarily due to the addition to the portfolio of mortgage- and asset-backed securities and trust preferred securities. It is estimated by management that for each 1% change in interest rates, the value of the Company's available for sale securities will change by approximately 3.36%.

The unrealized loss on securities held to maturity was $300 as of September 30, 1999, as compared to an unrealized gain of $196 as of December 31, 1998. The reasons for the changes in the unrealized gain or loss position are as noted in the above paragraph. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 8.78 years as of September 30, 1999, while at December 31, 1998 it was 3.9 years. The increase in the maturity of the securities held to maturity during this period is due to the addition of only municipal securities with average lives of over ten years. It is estimated by management that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 5.20%.

The maturities and yields of the investment portfolio at September 30, 1999 are shown below:

MATURITY AND YIELDS OF INVESTMENT SECURITIES
-----------------------------------------------------------------------------------------------------------------------
At  September 30, 1999
(dollars in thousands)
                                             Available for Sale                          Held to Maturity
                                 --------------------------------------------------------------------------------------
                                                                  FTE                                         FTE
                                   Amortized     Estimated      Average       Amortized     Estimated       Average
                                     Cost       Fair Value      Yield(1)        Cost        Fair Value     Yield(1)
                                 --------------------------------------------------------------------------------------
U. S. Treasury:
  Within 1 year                        $1,000        $1,004       5.99%            -----         -----        -----
  After 1 year within 5 years           1,005         1,017       6.23             -----         -----        -----
                                 -------------------------------------------
    Totals                              2,005         2,021       6.11             -----         -----        -----
                                 -------------------------------------------
U.S. Government Agencies:
  Within 1 year                         3,998         4,012       6.11            $1,000        $1,000         6.23%
  After 1 year within 5 years          17,219        17,195       6.03               499           505         6.78
                                 --------------------------------------------------------------------------------------
    Totals                             21,217        21,207       6.05             1,499         1,506         6.41
                                 --------------------------------------------------------------------------------------
State and municipal:
  Within 1 year                         -----         -----      -----               412           414         6.89
  After 1 year within 5 years           -----         -----      -----               782           787         6.72
  After 5 years within 10 years                                                      369           368         8.08
  After 10 years                        -----         -----      -----             5,602         5,271         7.42
                                                                            -------------------------------------------
    Totals                              -----         -----      -----             7,165         6,839         7.35
                                                                            -------------------------------------------
Mortgage-backed
  After 1 year within 5 years           2,997         3,003       6.73               964           983         7.90
  After 5 years within 10 years         7,673         7,565       6.26             -----         -----        -----
  After 10 years                        8,006         7,968       6.83             -----         -----        -----
                                 --------------------------------------------------------------------------------------
    Totals                             18,676        18,536       6.58               964           983         7.90
                                 --------------------------------------------------------------------------------------
Asset-backed
  After 1 year within 5 years           1,000         1,004       6.60             -----         -----        -----
  After 5 years within 10 years         1,000           992       6.15             -----         -----        -----
                                 -------------------------------------------
    Totals                              2,000         1,996       6.38             -----         -----        -----
                                 -------------------------------------------
Trust preferred
  After 10 years                        7,064         6,765       7.91             -----         -----        -----
                                 -------------------------------------------
    Totals                              7,064         6,765       7.91             -----         -----        -----
                                 -------------------------------------------
Mutual funds:
                                 -------------------------------------------
  Within 1 year                         2,518         2,365       4.71             -----         -----        -----
                                 -------------------------------------------
Other
                                                                            -------------------------------------------
  After 10 years                        -----         -----      -----               537           537         6.00
-----------------------------------------------------------------------------------------------------------------------
    Total investment securities        53,480       $52,890       6.43%          $10,165        $9,865         6.44%
                                               ========================================================================
Net unrealized loss on
  securities available for sale          (590)
                                 --------------
    Total investment securities,
      net carrying value              $52,890
                                 ==============

(1)  Fully taxable equivalent.


Loan and Lease Portfolio

The following table provides a breakdown of the Company's consolidated loans and leases by type of borrower:

LOAN AND LEASE PORTFOLIO
(dollars in thousands)
                                                   September 30, 1999              December 31, 1998
------------------------------------------------------------------------------------------------------------
                                                              Percentage                      Percentage
                                                 Total         of Total          Total         of Total
                                                 Amount          Loans          Amount           Loans
------------------------------------------------------------------------------------------------------------
Commercial                                         $94,926       30.5%           $90,304           34.5%
Leasing                                             13,291        4.3              3,768            1.4
Factoring/Asset based lending                       11,601        3.7              7,393            2.8
Real estate construction                            45,742       14.7             32,340           12.4
Real estate-other                                  115,112       37.1            101,559           38.9
Consumer                                            11,077        3.6              9,647            3.7
Other                                               19,660        6.3             17,031            6.5
Unearned fee income                                   (768)      (0.2)              (662)          (0.2)
------------------------------------------------------------------------------------------------------------
  Total loans and leases                          $310,641      100.0%          $261,380          100.0%
============================================================================================================

Consolidated loans and leases increased to $311 million at September 30, 1999, from $261 million at December 31, 1998. The growth in leasing and factoring/asset-based lending in this period is due to the acquisition of Epic. Real estate-other is comprised of real estate term loans and, due to the low interest rate environment and the increased appetite for refinancing, the demand for such loans was substantial during late 1998 and early 1999. Similarly, real estate construction loans have increased due to the significant pickup in activity in commercial and residential development. The Bank has elected not to aggressively seek or renew fixed rate loans (other than leasing) or loans where, in management's opinion, the Bank's underwriting criteria is not satisfied; this has caused a slow down in real estate - other loan production and an increase in payoffs when the Bank has not met competitive pressures.

Approximately 56% of the loan and lease portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate-other, mortgage warehouse lines (0.4%, included in the Other category), real estate equity lines (1.8%, included in the Consumer category), and loans to real estate developers for short-term investment purposes (1%) and loans for real estate investment purposes made to non-developers (1%). The latter two types of loans are included in the Other category. Approximately 31% of the loan and lease portfolio is made up of commercial loans; however, in management's view, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, real estate construction and real estate-other loans at September 30, 1999. Approximately 80% of the commercial and real estate loan portfolio have floating interest rates which, in management's opinion, generally limits the exposure to interest rate risk on long-term loans and leases but can have a negative impact when rates decline.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSISTIVITY
(dollars in thousands)
                                                              Balances maturing                Interest Rate Sensitivity
                                               ----------------------------------------------------------------------------
                                   Balances at                         One year                   Predetermined   Floating
                                  September 30,        One year       through five    Over five     interest      interest
                                      1999             or less           years          years        rates         rates
===========================================================================================================================
Commercial                           $94,926           $55,741         $29,479         $9,706        $2,480       $92,446
===========================================================================================================================
Real estate construction             $45,742           $42,175          $2,702           $865          $460       $45,282
===========================================================================================================================
Real estate-other                   $115,113           $14,619         $27,175        $73,319       $47,237       $67,876
===========================================================================================================================

The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan or lease within each category of borrower (commercial, real estate-other, real estate construction, factoring/asset-based lending, consumer, etc.) and leases. Loans and leases are graded on a ranking system based on management's assessment of the loan's credit quality. The assigned loss ratio is based upon, among other things, the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans and leases. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan and lease is evaluated on the basis of whether or not it is impaired. For impaired loans and leases, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach believed by management to measure the risk of possible future loan and lease losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. The allowance for possible loan and lease losses was approximately $5.2 million at September 30, 1999, or 1.66% of total loans and leases outstanding on such date. Based on information available as of the date of this Report, management believes the allowance for possible loan and lease losses, determined as described above, is adequate for potential losses foreseeable at September 30, 1999.

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


The following schedule provides an analysis of the allowance for possible loan and lease losses:

ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
 (dollars in thousands)
                                                                           Quarter ended      Nine months ended     Year ended
                                                                           September 30,        September 30,      December 31,
                                                                        ---------------------------------------------------------
                                                                          1999      1998      1999       1998          1998
---------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                                           $4,938    $4,540    $4,778     $4,493        $4,493
Charge-offs by loan or lease category:
  Commercial                                                                 ----      ----         6        125           234
  Consumer                                                                      1      ----        21       ----          ----
---------------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                                           1      ----        27        125           234
---------------------------------------------------------------------------------------------------------------------------------
Recoveries by loan or lease category:
  Commercial                                                                   63        12       133         84           118
  Real estate-construction                                                      1      ----         2       ----          ----
  Real estate-other                                                          ----      ----      ----         33            33
  Consumer                                                                      1      ----        16         67            68
---------------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                                           65        12       151        184           219
---------------------------------------------------------------------------------------------------------------------------------
Net (recoveries) charge-offs                                                  (64)      (12)     (124)       (59)           15
---------------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                                  150       150       250        150           300
---------------------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                                 $5,152    $4,702    $5,152     $4,702        $4,778
=================================================================================================================================

Ratios:
Net (recoveries) charge-offs to average loans and leases, annualized       (.08%)     (.02%)    (.06%)    (.03%)       .01%
Allowance to total loans and leases at the end of the period               1.66%      1.91%     1.66%     1.91%       1.83%
Allowance to nonperforming loans and leases at end of the period            417%     1,081%      417%    1,081%      1,983%
=================================================================================================================================

During the three months ended September 30, 1999 and 1998, there were no significant charge-offs and for the nine months ended September 30, 1999 and 1998, charge-offs amounted to $27 and $125, respectively. Management does not believe there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed. The allowance for possible loan and lease losses was 417% of nonperforming loans and leases at September 30, 1999 compared to 1,983% at December 31, 1998. The decrease in the percentage of nonperforming loans and leases to the allowance for loan and lease losses was due to the addition of two loans which were over ninety days past due and still accruing interest. See "Nonperforming Loans and Leases."

Nonperforming Loans and Leases

Nonperforming loans and leases consist of loans and leases for which the accrual of interest has been suspended, restructured loans and leases and other loans and leases with principal or interest contractually past due 90 days or more and still accruing. The following table provides information about such loans and leases:

NONPERFORMING LOANS AND LEASES
 (dollars in thousands)
                                                                           September 30,1999       December 31,1998
----------------------------------------------------------------------------------------------------------------------
Loans and leases accounted for on a non-accrual basis                              $294                     $197
Loans and leases restructured and in compliance with modified terms               -----                       44
Other loans with principal or interest contractually pastdue 90 days or more        942                    -----
----------------------------------------------------------------------------------------------------------------------
    Total                                                                        $1,236                     $241
======================================================================================================================


As of September 30, 1999, nonperforming loans and leases consisted of six loans. Three loans constitute $1,125 of the total, all of which are secured by real estate and one of which has an SBA guarantee. One of the above loans is also current as to its payments, but past maturity and currently awaiting Bankruptcy Court approval to renew. Loss exposure on these loans is not considered significant.

Management conducts an ongoing evaluation and review of the loan and lease portfolio in order to identify potential nonperforming loans and leases. Management considers loans and leases which are classified for regulatory purposes, and loans and leases which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credit information about which management is aware which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of September 30, 1999, management has not identified any significant loans or leases not included within the Nonperforming Loans and Leases table above with respect to which known information causes management to have serious doubts about the borrowers' abilities to comply with present repayment terms, such that the loans and leases might subsequently be classified as nonperforming. Changes in world, national or local economic conditions or specific industry segments (including declining exports), rising interest rates, declines in real estate values, Year 2000 issues, declines in securities markets and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and leases and the value of real estate and other collateral securing such loans and leases.

Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
 (dollars in thousands)
                                                     September 30, 1999           December 31, 1998
----------------------------------------------------------------------------------------------------------
                                                                Percentage                   Percentage
                                                    Total        of Total        Total        of Total
                                                    Amount       Deposits       Amount        Deposits
----------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                           $64,935        19.2%       $70,962         23.5%
Interest-bearing demand                               51,057        15.1         49,468         16.4
Money market and savings                              96,969        28.8         91,320         30.2
Certificates of deposit:
  Less than $100                                      21,140         6.3         12,492          4.1
  $100 or more                                       103,117        30.6         78,200         25.8
----------------------------------------------------------------------------------------------------------
    Total                                           $337,218       100.0%      $302,442        100.0%
==========================================================================================================

Deposits as of September 30, 1999 were $337 million compared to $302 million at December 31, 1998. The source of deposit growth for the first nine months of 1999 was due to several factors: 1) the growth in money market and savings deposits of approximately $6 million due to increased business activity; 2) the growth of certificates of deposit of less than $100, which was due to the addition of approximately $9 million raised through the use of an internet listing service; and 3) the growth of certificates of deposit of greater than $100 of approximately $25 million which was mainly due to the placement of three large wholesale certificates. Non-interest bearing deposits decreased $6 million due to the Bank's decision not to accept title company escrow deposits under the current competitive pricing structure for such deposits. Although money market and savings deposits increased approximately $6 million since the beginning of the year, during this period a large customer with money market deposit accounts commenced consolidation of its accounts in the Midwest and approximately $18 million of such deposits were transferred out of the Bank. After adjusting for the loss of this single customer, money market and savings accounts increased approximately $24 million during the nine months ended September 30, 1999, mainly due to the Bank's business development efforts.

Management believes that these non-interest bearing deposits could decrease as a percent of the total, in part, due to competitive pressures and changes in the deposit products being utilized by some of the Bank's customers, which has caused a shift to interest-bearing products. See "Capital and Liquidity-Liquidity."

Other short-term borrowings include $19 million in overnight federal funds purchases and a 5.9% one year $10 million repurchase agreement due June 9, 2000. The funds relating to the one year repurchase agreement were used to purchase certain investment instruments during the second quarter of 1999.

Asset/Liability Management

The Company's balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is negatively impacted in the short term by a decline in interest rates. Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

To counter its asset-sensitive interest rate position, the Bank has entered into an interest rate "floor" as follows:

INTEREST RATE FLOOR
-------------------------------------------------------------------------------
At September 30, 1999 (in thousands)
-------------------------------------------------------------------------------
Notional amount                            $10,000
-------------------------------------------------------------------------------
Floor rate                                 8.50%
-------------------------------------------------------------------------------
Remaining life (months)                    5
-------------------------------------------------------------------------------
Carrying amount                            $19
-------------------------------------------------------------------------------
Fair market value                          $7
-------------------------------------------------------------------------------
Expiration date                            December 11, 1999
-------------------------------------------------------------------------------

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


The table below summarizes the various capital ratios of the Company and the Bank at September 30, 1999 and December 31, 1998.

Risk-based and Leverage Capital Ratios
(dollars in thousands)
                                                         September 30, 1999           December 31, 1998
                                                     ------------------------------------------------------
Company-Risk-based                                       Amount        Ratio          Amount       Ratio
                                                     ------------------------------------------------------
Tier 1 capital                                            $31,579       9.12%         $30,810      10.57%
Tier 1 capital minimum requirement                         13,850       4.00           11,664       4.00
                                                     ------------------------------------------------------
  Excess                                                  $17,729       5.12%         $19,146       6.57%
                                                     ======================================================
Total capital                                             $35,917      10.37%         $34,469      11.82%
Total capital minimum requirement                          27,699       8.00           23,328       8.00
                                                     ------------------------------------------------------
  Excess                                                   $8,218       2.37%         $11,141       3.82%
                                                     ======================================================
Risk-adjusted assets                                     $346,243                    $291,602
                                                     ===============            ===============

Company-Leverage
Tier 1 capital                                            $31,579       7.90%         $30,810       9.10%
Minimum leverage ratio requirement                         15,984       4.00           13,542       4.00
                                                     ------------------------------------------------------
  Excess                                                  $15,595       3.90%         $17,268       5.10%
                                                     ======================================================
Average total assets                                     $399,612                    $338,544
                                                     ===============            ===============

Bank-Risk-based
Tier 1 capital                                            $31,170       9.01%         $30,125      10.33%
Tier 1 capital minimum requirement                         13,844       4.00           11,661       4.00
                                                     ------------------------------------------------------
  Excess                                                  $17,326       5.01%         $18,464       6.33%
                                                     ======================================================
Total capital                                             $35,507      10.26%         $33,783      11.59%
Total capital minimum requirement                          27,689       8.00           23,322       8.00
                                                     ------------------------------------------------------
  Excess                                                   $7,818       2.26%         $10,461       3.59%
                                                     ======================================================
Risk-adjusted assets                                     $346,109                    $291,524
                                                     ===============            ===============

Bank-Leverage
Tier 1 capital                                            $31,170       7.80%         $30,125       8.88%
Minimum leverage ratio requirement                         15,987       4.00           13,567       4.00
                                                     ------------------------------------------------------
  Excess                                                  $15,183       3.80%         $16,558       4.88%
                                                     ======================================================
Average total assets                                     $399,675                    $339,166
                                                     ===============            ===============


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

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks and other short-term investments, short-term securities held to maturity, and securities available for sale less short-term borrowings. At September 30, 1999, consolidated net liquid assets totaled $51 million or 21% of consolidated total assets as compared to $87 million or 25% of consolidated total assets at December 31, 1998. The decrease in the liquid assets is due to the growth of the loan and lease portfolio. See "Loan and Lease Portfolio." In addition to the liquid asset portfolio, SJNB also has available $17 million in lines of credit with three major commercial banks, a collateralized repurchase agreement with a maximum limit of $30 million (of which $16 million has been utilized at September 30, 1999), the guaranteed portion of the SBA loan portfolio of approximately $20 million, and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $7 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 29% of total deposits on September 30, 1999 and 26% of total deposits at December 31, 1998. The increase relates to the placement of the $25 million in wholesale certificate of deposits. See "Funding."

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan and lease portfolio consists primarily of floating rate, short-term loans. On September 30, 1999, approximately 36% of total consolidated assets had maturities under one year and 82% of total consolidated loans and leases had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan and lease portfolio, and loan and lease agreements which generally require monthly interest payments, provide the Company with a secondary source of liquidity. There are no material commitments for capital expenditures in 1999.

Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1998 or the first nine months of 1999.

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

The Company's balance sheet position at September 30, 1999 was asset-sensitive on a short-term basis, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. Management believes there has been no significant change in the Bank's market risk exposures disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Summary of Financial Results - Net Interest Income."

On October 5, 1999, the Federal Open Market Committee ("FOMC") changed its bias to one of tightening from that of asymmetrical, but did not change the current inter-bank borrowing rate from 5%. However, the effect of a possible increase in the future is not precisely determinable due to the many factors influencing the Bank's net interest margin, including the repricing of deposits, a change in mix of the loan, lease and deposit portfolios, changes in relative volume, the speed in which fixed rate loans and leases are repriced, discretionary investment activities and other factors, although the Bank's margin will likely have a short-term positive impact.

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


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Neither the Company nor the Bank is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of the Bank's business and incidental to its business, none of which are expected to have a material adverse impact upon the Company's or the Bank's business, financial position or results of operations. The status of certain legal proceedings was reported in the Company's Form 10-Q for the six months ended June 30, 1999; subsequent thereto, there have been no material changes in the status of such legal proceedings.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

     The following exhibits are filed as part of this report:


          (2) a. Agreement and Plan of Merger by and among the Registrant, Saratoga Bancorp and Saratoga National Bank, dated as of August 27, 1999, is hereby incorporated by reference to
                    Exhibit 2.1 of the  Registrant's  Registration  Statement on
                    Form S-4 as filed on October 14, 1999, under Registration No. 333-89013.

          (3)(i). The Registrant's restated Articles of Incorporation are hereby incorporated by reference from Exhibit (3) (i) of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

          (3)(ii). The Registrant's restated Bylaws as of June 8, 1999 are hereby incorporated by reference from Exhibit (3) (ii) of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

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

          *(10)i. Agreement between James R. Kenny and SJNB Financial Corp.and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the
                    Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

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

     (b)  Reports on Form 8-K

A report on Form 8-K was filed with the Commission on September 1, 1999, pertaining to the proposed acquisition of Saratoga Bancorp. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Current Developments."

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SJNB FINANCIAL CORP.
                                  (Registrant)



Date:  October 20, 1999                 /s/ James R. Kenny
                                        -------------------------------
                                        James R. Kenny
                                        President and
                                        Chief Executive Officer



Date:   October 20, 1999                /s/ Eugene E. Blakeslee
                                        -------------------------------
                                        Eugene E. Blakeslee
                                        Executive Vice President and
                                        Chief Financial Officer (Chief
                                        Accounting Officer)

                              SJNB Financial Corp.

                                    Form 10-Q

                                    Exhibits

                               September 30, 1999

The following exhibits are filed as part of this report:

(2)a. Agreement and Plan of Merger by and among the Registrant, Saratoga Bancorp and Saratoga National Bank, dated as of August 27, 1999, is hereby incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 as filed on October 14, 1999, under Registration No. 333-89013.
(3)(i). The Registrant's restated Articles of Incorporation are hereby incorporated by reference from Exhibit (3) (i) of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
(3)(ii). The Registrant's restated Bylaws as of June 8, 1999 are hereby incorporated by reference from Exhibit (3) (ii) of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
*(10)a. The Registrant's 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.
*(10)b. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit (10) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
*(10)c. The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.
*(10)d. The form of Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from
          Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.
*(10)e. The Registrant's Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 filed June 15, 1999, under Registration No. 333-80683
*(10)f. The form of Nonstatutory Stock Option Agreement for outside Directors being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
*(10)g. The form of Nonstatutory Stock Option Agreement for Employees being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) g. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
*(10)h. The form of Incentive Stock Option Agreement being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) h. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
*(10)i. Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.
*(10)j. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.
(10)k. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
(10)l. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995, and September 21, 1995, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.
(27)      Financial Data Schedule.
*  Indicates management contract or compensation plan or arrangement.