Form 10-K
period 1999-12-31
SJNB FINANCIAL CORP
filed 2000-03-07
CIK 721161

United States
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K
                                   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-11771

                              SJNB Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                77-0058227
-------------------------------              -----------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA                              95113
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (408) 947-7562

Securities registered pursuant to Section 12(b) of the Act:  NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on a market value of $29.00 per share (the closing price of the Common Stock, as of February 29, 2000) was $85,774,000

Number of shares of common stock outstanding as of February 29, 2000: 3,617,408 shares

                      Documents incorporated by reference:

Portions of the registrant's definitive proxy statement for the registrant's 2000 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

PART I

                                                                            Page
     Item 1 - Business                                                         3

     Item 2 - Properties                                                      12

     Item 3 - Legal Proceedings                                               13

     Item 4 - Submission of Matters to a Vote of Security Holders             13

PART II

     Item 5 - Market for Registrant's Common Equity and Related Stockholder
              Matters                                                         13

     Item 6 - Selected Financial Data                                         14

     Item 7 - Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                            16

     Item 7A- Quantitative and Qualitative Disclosures about Market Risk      34

     Item 8 - Financial Statements and Supplementary Data                     35

     Item 9 - Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        63

PART III

     Item 10- Directors and Executive Officers of the Registrant              63

     Item 11- Executive Compensation                                          63

     Item 12- Security Ownership of Certain Beneficial Owners and Management  63

     Item 13- Certain Relationships and Related Transactions                  63

PART IV

     Item 14- Exhibits, Financial Statement Schedules and Reports on
              Form 8-K                                                        63

SIGNATURES                                                                    66

                                     PART I

ITEM 1.  BUSINESS
-----------------

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; the declining health of the economy, either nationally or regionally; the deterioration of credit quality, which could cause an increase in the provision for loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County real estate and high tech industries; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. See also the section included herein entitled "Certain Additional Business Risks" and other risk factors discussed elsewhere in this Report.


General
-------

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

On May 22, 1998, SJNB acquired all of the stock of a private company, Epic Funding Corporation ("Epic"), pursuant to a definitive agreement dated April 13, 1998. In connection with the acquisition, which was structured as a tax-free reorganization, the Company issued 12,223 shares of its common stock and paid $110,000 to Epic's sole shareholder in exchange for all of Epic's outstanding stock. The total purchase price for Epic was $611,000, while Epic's net equity was $28,000. Goodwill amounted to $759,000, including certain expenses of the transaction. Epic provides direct and vendor lease programs and accounts receivable financing to manufacturers and equipment users throughout California and across parts of the United States. Epic is now a wholly-owned subsidiary of the Bank. Epic's office is located in Danville, California, together with a small de novo branch of the Bank at the same facility, which opened July 1, 1998.

On January 5, 2000, Saratoga Bancorp, the parent company of Saratoga National Bank, was merged with and into the Company, pursuant to an exchange of the Company's common stock for all common stock of Saratoga Bancorp. Saratoga National Bank, headquartered in Saratoga, California, operated three branches and as of the acquisition date had approximately $142 million in assets, $103 million in deposits and $15 million in shareholders' equity. Saratoga National Bank was merged with and into SJNB on January 5, 2000. Saratoga's San Jose office, which was located near SJNB's San Jose office was consolidated into SJNB's San Jose office as of January 28, 2000. The shareholders of Saratoga received 0.70 shares of the Company's common stock for each outstanding share of Saratoga common stock. Based on the closing price of the Company's stock on January 5, 2000 of $29.125, the transaction is valued at approximately $34.2 million, excluding the value of any unexercised options, and each Saratoga shareholder received the equivalent of .70 of the Company's common stock valued at $20.39 per share. The merger has been accounted for as a pooling of interests. See unaudited pro forma combined condensed financial information as if the transaction had taken place as of December 31, 1999 on page 62 of this Report.

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


Employees
---------

At December 31, 1999, SJNB had 110 full-time officers and employees and 25 part-time employees for a total of 99.08 employees on a full-time equivalent basis (125, 28, and 112.85, respectively, subsequent to the acquisition of Saratoga). Certain of the Bank's officers are also officers of the Company. None of the Bank's employees are represented by a union. Management believes that employee relations are good.


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

On November 12, 1999 President Clinton signed into law the Gramm-Leach-Bliley Act, or the Financial Services Act of 1999 (the "FSA"), which becomes effective on March 11, 2000. The FSA amends certain portions of the BHCA, subject to conditions. See "Recently Enacted Legislation" below for more information.

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

Under California law, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing five year old California bank or industrial loan company by merger or purchase,
(b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (c) the Commissioner is authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California bank.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

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

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 1999.

------------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands, except percentages)                                                     Well              Minimum
                                                                Actual                     Capitalized           Capital
                                                 --------------------------------------
                  The Company                         Capital              Ratio              Ratio            Requirement
------------------------------------------------------------------------------------------------------------------------------------
Leverage                                              $34,971             8.36%                5.0%                4.0%
Tier 1 Risk-based                                      34,971             9.80                 6.0                 4.0
Total Risk-based                                       39,442            11.05                10.0                 8.0
                   The Bank
------------------------------------------------------------------------------------------------------------------------------------
Leverage                                              $33,421             7.99%                5.0%                4.0%
Tier 1 Risk-based                                      33,421             9.46                 6.0                 4.0
Total Risk-based                                       37,848            10.71                10.0                 8.0

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

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:


Well capitalized                       Adequately capitalized
------------------------------------   ---------------------------------------
Total risk-based capital of 10%;       Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and   Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%.                  Leverage ratio of 4%.

Undercapitalized                       Significantly undercapitalized
------------------------------------   ---------------------------------------
Total risk-based capital               Total risk-based capital less than 6%;
     less than 8%;
Tier 1 risk-based capital              Tier 1 risk-based capital less than 3%;or
     less than 4%; or
Leverage ratio less than 4%.           Leverage ratio less than 3%.

Critically undercapitalized
------------------------------------
Tangible equity to total
     assets less than 2%.


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

The Federal Banking agencies also have the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

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

     Recently Enacted Legislation

On November 12, 1999 President Clinton signed into law the Financial Services Act of 1999 ("FSA"), which becomes effective on March 11, 2000. The FSA repeals provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The BHCA is also amended by the FSA to allow new "financial holding companies" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amends section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. Bank holding companies ("BHC") may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a BHC may file a certification to that effect with the FRB and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or though an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity. BHCs may engage in financial activities without prior notice to the FRB if those activities qualify under the new list in section 4(k) of the BHCA. However, notice must be given to the FRB within 30 days after a FHC has commenced one or more of the financial activities.

Under the FSA, national banks (as well as FDIC-insured state banks, subject to various requirements) are permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities the national bank must also be well-capitalized and well-managed and receive at least a "satisfactory" rating in its most recent Community Reinvestment Act examination. In addition, if the national bank ranks as one of the top 50 largest insured banks in the United States, it must have an issue of outstanding long-term debt rated in one of the 50 highest rating categories by an independent rating agency. If the national bank falls within the next group of 50, it must either meet the debt rating test described above or satisfy a comparable test jointly agreed to by the FRB and the Treasury Department. No debt rating is required for any national bank, such as the Bank, not within the top 100 largest insured banks in the United States. We do not have any such debt outstanding.

The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Company.

     Pending Legislation and Regulations

Certain pending legislative proposals include bills to let banks pay interest on business checking accounts, to cap consumer liability for stolen debit cards, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.

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

At present there are approximately 382 banking offices in the geographic area served by SJNB, including offices of major chain banks and other independent banks. There are also approximately 140 offices of savings banks. Of these there are 231 offices of commercial banks (and 86 offices of savings banks) in Santa Clara County, which is the principal market area for the San Jose office. In addition, there are 151 offices of commercial banks (and 54 offices of savings banks) in the Danville office's primary market area. Total deposits of the combined area are approximately $48 billion as of June 30, 1999, of which the Bank has approximately a 0.7% share. In the San Jose's office market area, the Bank's market share is approximately 1.07% of the deposits in that market.

Presently, there are at least seven other independent banks in Santa Clara County. Three of the independent banks - Heritage Bank of Commerce, Cupertino National Bank (a subsidiary of Greater Bay Bancorp), and Silicon Valley Bank - emphasize commercial banking services and, therefore, create direct competition for the services that SJNB offers to the business and professional communities in its market area.

The Bank's Financial Services Division and Epic also compete with many of the major and independent banks within their respective marketing areas. The Bank's Financial Services Division and Epic also compete with companies solely in the factoring or leasing business. Such companies may offer products and services which traditionally are not offered by banking institutions.


Certain Additional Business Risks
---------------------------------

The Company's business, financial condition, operating results and prospects can be impacted by a number of factors, including, but not limited to, those set forth in the paragraphs below. Any one of these stated risks could cause the Company's actual results in the future to vary from the Company's anticipated future results.

Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price of the Common Stock. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of Common and 5,000,000 shares of Preferred Stock, of which approximately 3,617,408 common shares and no preferred shares were outstanding at February 29, 2000 (subsequent to the acquisition of Saratoga Bancorp). Pursuant to its stock option plans, the Company had outstanding options to purchase an aggregate of 726,000 shares of Company Common Stock at February 29, 2000 (adjusting for the Saratoga Bancorp's stock option plans). As of the same date, 236,000 shares of Company Common Stock remained available for option grants under the Company's stock option plans, including stock option plans of Saratoga Bancorp.

The Company has previously announced its intention to pursue acquisitions of other financial services companies from time to time when such acquisitions are believed by the Company to enhance shareholder value or satisfy other strategic objectives of the Company. Other acquisitions, if any, could be accomplished by the issuance of additional shares of Company Common Stock or other securities convertible into or exercisable for such Common Stock. Sales of substantial amounts of Company Common Stock or convertible securities in the public market or due to acquisitions could adversely affect the market price of the Common Stock.

The loan and lease portfolio of the Company is dependent on real estate. At December 31, 1999, real estate served as the principal source of collateral with respect to approximately 47% of the Company's loan and lease portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available for sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value of the Company's Common Stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

The Bank is subject to certain operational risks including, but not limited to, data processing system failures and errors and customer or employee fraud. The Bank maintains a system of internal controls which it believes will mitigate such occurrences and maintains insurance coverage for such risks. Should such an event occur that was not prevented or detected by the Bank's internal controls or that was uninsured or in excess of the applicable insurance limits, it could have a significant negative impact on the Company's financial condition or results of operations.


Statistical Data
----------------

Certain consolidated statistical information concerning the business of the Company appears on page 14, under the caption "Selected Financial Data;" on pages 16 through 34, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation;" on page 34, under the caption "Quantitative and Qualitative Disclosures about Market Risk;" and on pages 35 through 61, in the Company's Consolidated Financial Statements. Ratios relating to the Company's Return on Equity and Assets appear on page 14. The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" should be read in conjunction with the information in Item 1 herein and the Company's Consolidated Financial Statements.


ITEM 2:  PROPERTIES
-------------------

The Company shares common quarters with SJNB's main branch at One North Market Street, San Jose, California, 95113. The building was purchased by the Bank in 1985 and consists of approximately 24,000 square feet of basement, ground floor and second floor space. It is constructed and equipped to meet prescribed security requirements.

In addition, the Bank leases approximately 12,000 square feet located at 95 South Market Street, San Jose, California. Approximately 9,000 square feet of space at this location is currently being occupied by two third-party tenants under subleases which expire at the termination of the lease in September 2004. The Bank's Financial Services Division is occupying the remaining space at this location.

The Bank and its subsidiary, Epic, share 3,000 square feet of leased facilities in Danville, California. The monthly lease expense is $6,300 with annual increase in July 2000. The lease expires July 2001.

In connection with the acquisition of Saratoga Bancorp, three banking facilities were obtained. Saratoga's main office and principal executive office, located at 12000 Saratoga-Sunnyvale Road, Saratoga, California comprises 5,500 square feet and was owned by Saratoga National Bank. This office is now being used as a branch of SJNB. The second office is located at 15405 Los Gatos Blvd., Suite 103, Los Gatos, California. The facility has 3,082 square feet and is leased under a noncancelable-operating lease which expires in 2003. Current lease payments are $6,387 per month. This office is being maintained as a branch of SJNB. The third facility was located at 160 West Santa Clara Street, San Jose, California. The lease expired on this facility as of December 31, 1999 and was leased for the month of January 2000 at a cost of approximately $17,000. This office was closed as of January 28, 2000 and the accounts were consolidated into the SJNB office located at One North Market Street.

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


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At a Special Meeting of Shareholders of the Company on December 13, 1999, 1,453,026 shares were represented in person or by proxy. The shareholders approved the merger between Saratoga Bancorp and SJNB Financial Corp. with 1,439,645 shares being voted for the approval, 5,903 shares being voted against and 7,478 shares abstained.


PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

As of February 29, 2000, the Company had 3,617,408 shares of Common Stock outstanding, held by approximately 2,200 beneficial shareholders. The Company's Common Stock is listed on the NASDAQ National Market System under the symbol "SJNB." Market makers of the Company's Common Stock include: Hoefer & Arnett, Inc., Sandler O'Neill & Partners, Wedbush Morgan Securities, Inc., Knight Securities L.P., Keefe Bruyette & Woods, Inc., and Spear, Leeds & Kellogg.


Stock Price
-----------

The following sets forth the high and low sales prices for the Company's  Common
Stock during the periods indicated, as reported by NASDAQ, and the per share cash dividends declared on the Common Stock during such periods.


QUARTERLY COMMON STOCK PRICE
-----------------------------------------------------------------------------------------------------------
                                                                     Price
                                                                of Common Stock                 Cash
                                                             High              Low           Dividends
-----------------------------------------------------------------------------------------------------------
                         1998
-----------------------------------------------------------------------------------------------------------
First Quarter                                                $37.00           $33.50             $.14
Second Quarter                                                43.25            35.00              .14
Third Quarter                                                 43.25            26.00              .14
Fourth Quarter                                                29.00            26.00              .14
-----------------------------------------------------------------------------------------------------------
      Annual cash dividend per share                                                              .56
-----------------------------------------------------------------------------------------------------------
                         1999
-----------------------------------------------------------------------------------------------------------
First Quarter                                                 28.50            26.00              .14
Second Quarter                                                30.25            26.50              .14
Third Quarter                                                 34.50            31.00              .14
Fourth Quarter                                                37.00            30.00              .14
-----------------------------------------------------------------------------------------------------------
      Annual cash dividend per share                                                              .56
-----------------------------------------------------------------------------------------------------------
                         2000
-----------------------------------------------------------------------------------------------------------
First quarter (through February 29,  2000)                    30.63            27.75              .16*

*Declared by the Board of Directors on January 26, 2000 and to be paid on March 6, 2000 to shareholders of record on February 7, 2000.

The Company's Board of Directors considers the advisability and amount of proposed dividends each year. Future dividends will be determined after consideration of the Company's earnings, financial condition, future capital funds, regulatory requirements and such other factors as the Board of Directors may deem relevant. The Company's primary source of funds for payment of dividends to its shareholders will be receipt of dividends and management fees from the Bank. The payment of dividends by a bank is subject to various legal and regulatory restrictions. See "Business - Supervision and Regulation - Restrictions on Dividends and Other Distributions." It is the intention of the Company to continue the payment of quarterly dividends, subject to financial results and other factors which could limit or restrict dividends as more fully discussed elsewhere herein.

ITEM 6:  SELECTED FINANCIAL DATA

The following presents selected financial data and ratios for the five years ended December 31, 1999:

----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)                         As of and for the Years Ended December 31,
STATEMENT OF OPERATIONS DATA :                        1999           1998           1997           1996           1995
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                  $21,852        $20,254        $18,489        $16,468        $14,295
Provision for loan and lease losses                     (495)          (300)          (705)          (190)        (1,045)
Other income                                           1,426          1,059          1,013            846            966
Other expenses                                       (12,991)       (11,497)        (9,910)        (9,635)        (8,797)
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                             9,792          9,516          8,887          7,489          5,419
Income taxes                                          (3,984)        (3,975)        (3,773)        (3,198)        (2,395)
----------------------------------------------------------------------------------------------------------------------------
Net income                                            $5,808         $5,541         $5,114         $4,291         $3,024
============================================================================================================================
PER SHARE DATA:
----------------------------------------------------------------------------------------------------------------------------
Net income per share - basic                           $2.45          $2.23          $2.04          $1.73          $1.27
Net income per share - diluted                          2.31           2.11           1.94           1.64           1.22
Cash dividends per share                                0.56           0.56           0.45           0.33           0.21
Shareholders' equity per share                         15.65          14.48          13.30          12.14          11.02
Tangible shareholders' equity per share                14.15          12.84          11.80          10.40           9.06
============================================================================================================================
BALANCE SHEET DATA:
----------------------------------------------------------------------------------------------------------------------------
Balance sheet totals-end of year:
  Assets                                            $425,947       $349,934       $324,919       $309,403       $252,195
  Loans and leases                                   326,961        261,380        228,972        198,627        170,800
  Deposits                                           370,742        302,442        270,345        244,639        196,692
  Shareholders' equity                                37,829         35,482         33,159         31,205         26,658
Average balance sheet amounts:
  Assets                                            $387,604       $337,185       $314,460       $274,868       $222,913
  Loans and leases                                   292,692        236,971        212,795        183,367        152,820
  Earning assets                                     362,926        313,605        286,585        251,156        202,996
  Deposits                                           337,035        292,502        265,340        217,716        183,282
  Shareholders' equity                                34,715         34,097         31,091         28,288         24,898
============================================================================================================================
SELECTED RATIOS:
----------------------------------------------------------------------------------------------------------------------------
Return on average equity                               16.73%         16.25%         16.45%         15.17%         12.15%
Return on average assets                                1.50           1.64           1.63           1.56           1.36
Efficiency ratio (non-interest expense
 as a percentage of total revenues)                    55.81          53.94          50.82          55.65          57.64
Efficiency ratio excluding the amortization of
  intangibles and goodwill                             53.85          51.80          48.39          52.77          53.92
Dividend payout ratio                                  22.90          25.08          21.95          19.30          16.67
Average equity to average assets                        8.96          10.11           9.89          10.29          11.17
Leverage capital ratio                                  8.36           9.10           9.06           9.28           9.00
Nonperforming loans and leases to total loans           0.43           0.09           0.19           0.27           0.52
and leases
Net chargeoffs to average loans and leases              ----           0.01           0.10           0.04           0.33
Allowance for loan or lease losses to total             1.62           1.83           1.96           2.02           2.25
loans and leases
Allowance for loan or lease losses to
  nonperforming loans and leases                      375.00       1,983.00       1,060.00         733.00         430.00
============================================================================================================================


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Annual Report on Form 10-K includes forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; the declining health of the economy, either nationally or regionally; the deterioration of credit quality, which could cause an increase in the provision for loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County real estate and high tech industries; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. See also the section included herein entitled "Business - Certain Additional Business Risks" and other risk factors discussed elsewhere in this Report.

The purpose of the following discussion is to provide information pertaining to the financial condition and results of operations of the Company that may not be apparent from a review of the consolidated financial statements and related notes. It also incorporates certain statistical information that is required by Industry Guide 3 promulgated by the Securities and Exchange Commission. The discussion should be read in conjunction with the aforementioned consolidated financial statements, as found on pages 35 through 61. The interest earned and yields on nontaxable securities have been adjusted to a fully-taxable equivalent basis for all financial information presented in this Item 7.

Dollars and share amounts are in thousands in the text for Item 7, except per share amounts or as otherwise noted.


Financial Review
----------------

     Earnings Summary

For the year ended December 31, 1999, the Company reported net income of $5.8 million or $2.31 per diluted share as compared to net income of $5.5 million or $2.11 per diluted share in December 31, 1998 (a 9% increase). Net income for the year increased over that of the previous year primarily due to an increase of $1.6 million in net interest income and an increase in other income of $367 of which $253 related to the reversal of a specific reserve for an acquired SBA loan which was paid in full and a change in the method of calculating certain deposit service charges. These increases were partially offset by an increase in the loan and lease loss provision of $195 (due to the growth in the loan portfolio) and by an increase in non-interest expense of $1.5 million relating to the acquisition of Epic Funding and increased costs due to growth.

For the year ended December 31, 1998, the Company reported net income of $5.5 million or $2.11 per diluted share as compared to net income of $5.1 million or $1.94 per diluted share in December 31, 1997 (an 8% increase). Net income for the year increased over that of the previous year primarily due to an increase of $1.8 million in net interest income and a decrease in the loan and lease loss provision, partially offset by an increase in non-interest expense mainly due to the aforementioned acquisition of Epic Funding.

As of December 31, 1999, consolidated assets were $426 million, gross loans and leases were $327 million, and deposits were $371 million. Total consolidated assets increased $76 million from $350 million at December 31, 1998, and deposits grew $69 million from $302 million the previous year, representing a 22% and 23% increase, respectively. Loan and lease and deposit growth was generated mainly by marketing and business development efforts of the Bank and its subsidiary, Epic Funding. In addition the Bank generated additional deposits of $29 million in various wholesale markets.

As of December 31, 1998, consolidated assets were $350 million, gross loans and leases were $261 million, and deposits were $302 million. Total consolidated assets increased $25 million from $325 million, and deposits grew $32 million from $270 million the previous year, representing an 8% and 12% increase, respectively. Loan and lease and deposit growth was generated by marketing and business development efforts of the Bank, in addition to a $10 million, ten year callable, floating rate (30 day LIBOR plus 5 basis points) certificate of deposit in December 1998.

     Net Interest Income and Margin

Net interest income is the principal source of the Company's operating earnings. Significant factors affecting net interest income are rates, volumes and mix of the loan, investment and deposit portfolios.

The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin for the three years ended December 31, 1999.

AVERAGE BALANCES, RATES AND YIELDS
(dollars in thousands)                          1999                         1998                         1997
----------------------------------------------------------------------------------------------------------------------------
                                     Average           Avg yield/ Average           Avg yield/ Average           Avg yield/
Assets                               Balance  Interest Rate paid  Balance  Interest Rate paid  Balance  Interest Rate paid
----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans and leases, net (1)          $292,692 $28,915      9.88%  $236,971 $24,858     10.49%  $212,795 $22,732     10.68%
  Securities available for sale (2)    46,374   2,889      6.23     45,599   2,749      6.03     48,178   2,982      6.19
  Securities held to maturity:
    Taxable (3)                         3,981     261      6.56      8,653     535      6.17     11,929     806      6.76
    Nontaxable (4)                      6,168     457      7.40      3,852     291      7.56      2,916     235      8.06
  Money market investments             13,711     701      5.11     18,530   1,024      5.53     10,767     586      5.44
Interest rate hedging instruments        ----     (50)     ----       ----      (9)     ----       ----      (9)     ----
--------------------------------------------------------         --------------------         --------------------
      Total interest-earning assets   362,926  33,173      9.14    313,605  29,448      9.39    286,585  27,332      9.54
--------------------------------------------------------         --------------------         --------------------
Allowance for loan or lease losses     (5,006)                      (4,604)                      (4,162)
Cash and due from banks                16,144                       14,805                       20,008
Other assets                            9,720                        9,404                        7,835
Core deposit intangibles and            3,820                        3,975                        4,194
goodwill, net
----------------------------------------------                   ----------                   ----------
      Total                          $387,604                     $337,185                     $314,460
==============================================                   ==========                   ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
 Deposits:
  Interest-bearing demand             $52,263   1,316      2.51    $50,970   1,325      2.59    $46,126   1,178      2.55
  Money market and savings             98,174   3,450      3.51    100,327   3,504      3.49     85,696   3,061      3.57
  Certificates of deposit:
   Less than $100                      36,470   1,917      5.25     13,387     680      5.07     14,987     792      5.28
   $100 or more                        78,861   3,871      4.90     60,293   3,256      5.40     53,662   2,964      5.52
--------------------------------------------------------         --------------------         --------------------
    Total certificates of deposit     115,331   5,788      5.01     73,680   3,936      5.34     68,649   3,756      5.47
--------------------------------------------------------         --------------------         --------------------
Other short-term borrowings             9,921     584      5.88      4,976     312      6.26     12,610     754      5.98
--------------------------------------------------------         --------------------         --------------------
       Total interest-bearing         275,689  11,138      4.04    229,954   9,077      3.95    213,081   8,749      4.11
liabilities
--------------------------------------------------------         --------------------         --------------------
Noninterest-bearing demand             71,267                       67,524                       64,869
Accrued interest payable and
  other liabilities                     5,933                        5,610                        5,419
----------------------------------------------                   ----------                   ----------
      Total liabilities               352,889                      303,088                      283,369
----------------------------------------------                   ----------                   ----------
Shareholders' equity                   34,715                       34,097                       31,091
----------------------------------------------                   ----------                   ----------
       Total                         $387,604                     $337,185                     $314,460
=============================================-----------         =========-----------         =========-----------
Net interest income and margin (5)            $22,035      6.07%           $20,371      6.50%           $18,583      6.48%
=====================================        =====================        =====================        =====================

(1) Includes amortized loan fees of $1,380 for 1999, $1,309 for 1998 and $1,014 for 1997. Nonperforming loans and leases have been included in average loan and lease balances.

(2) Includes dividend income of $122, $147 and $219 received in 1999, 1998 and 1997, respectively.

(3) Includes dividend income of $32 received in 1999 and $31 received in 1998 and 1997.

(4) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($183 in 1999, $116 in 1998 and $94 in 1997).

(5) The net interest margin represents the net interest income as a percentage of average earning assets.

The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 1999 and 1998:

VOLUME/RATE ANALYSIS
(dollars in thousands)                               1999 vs. 1998                              1998 vs. 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                   Increase (decrease)                        Increase (decrease)
                                                     due to change in                           due to change in
-----------------------------------------------------------------------------------------------------------------------------
                                          Average        Average        Total        Average        Average        Total
                                           Volume         Rate         Change         Volume         Rate         Change
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans and leases (1)                      $4,546          $(490)       $4,056        $2,527          $(401)       $2,126
  Securities:
    Available for sale                          47             93           140          (157)           (76)         (233)
    Taxable                                   (309)            36          (273)         (207)           (65)         (272)
    Nontaxable                                 176            (10)          166            70            (13)           56
   Money market investments                   (266)           (57)         (323)          429              9           438
-----------------------------------------------------------------------------------------------------------------------------
     Total interest income                   4,194           (428)        3,766         2,662           (546)        2,116
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest -bearing demand                      34            (43)           (9)          126             22           147
  Money market and savings                     (75)            21           (54)          514            (71)          443
  Certificates of deposits:
    Less than $100                           1,172             65         1,237           (82)           (31)         (112)
    $100 or greater                          1,003           (388)          615           359            (67)          292
  Other short-term borrowings                  309            (37)          272          (479)            37          (442)
-----------------------------------------------------------------------------------------------------------------------------
      Total interest expense                 2,442           (381)        2,061           438           (110)          328
-----------------------------------------------------------------------------------------------------------------------------
  Interest rate hedging instruments                           (41)          (41)         ----                         ----
-----------------------------------------------------------------------------------------------------------------------------
Change in net interest income               $1,752           $(88)       $1,664        $2,224          $(436)       $1,788
=============================================================================================================================

(1) The effect of the change in loan fees is included as an adjustment to the average rate and is described in greater detail below.

Consolidated net interest income (on a fully taxable equivalent basis) was $22.0 million in 1999, as compared to $20.4 million in 1998. The increase of $1.6 million in net interest income during 1999 was primarily a result of an increase in volume of $49.3 million in earning assets which amounted to approximately $1.8 million of net interest income. The increase in net interest income in 1999 relating to the increase in volume and fees was offset by an overall decrease in the net interest margin (the difference in the yields on earning assets and the cost of funds).

The Bank's asset/liability position is slightly asset-sensitive (See "Asset/Liability Management"). Therefore in times of a declining interest rate environment, the Bank's net interest margin should be negatively impacted, as was the case in 1999. The Bank's average prime was 8.00% in 1999, as compared to 8.38% in 1998. At the same time the Bank's net interest margin declined from 6.50% in 1998 to 6.07% in 1999. This was primarily caused by a decline in the interest earned on earning assets which decline from 9.39% to 9.14%, while the overall cost of interest-bearing liabilities increased from 3.95% to 4.04%. The increase in the cost of interest-bearing liabilities was mainly due to a change in the mix to high cost funds.

Commencing in the third quarter of 1999 and continuing in early 2000, the FOMC has increased interest rates by 100 basis points. This has caused the Bank's prime rate to increase from 7 3/4% to 8 3/4%. Due to the competitive nature of the Bank's market, a decline in the Bank's interest rate sensitivity and an overall increase in its cost of funds (due to a changing mix of deposit products and borrowings) the Bank's net interest margin (on a fully taxable equivalent basis) remained stable in the fourth quarter versus the immediately preceding quarter at 6.05%. Even though the Bank is asset-sensitive, further increases in interest rates may not have a significant, if any, positive impact on its net interest margin.

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

Interest expense in 1999 was $11.1 million as compared to $9.1 million in 1998. The difference was due primarily to the increase in volume (approximately $45.7 million) in addition to an overall increase in interest rates paid. Actual interest expense rates increased from 3.95% to 4.04%. This occurred while the average prime rate deceased 38 basis points. In addition the level of non-interest-bearing deposits declined from an average of 22.7% of average deposits in 1998 to 20.5% in 1999.

Interest expense in 1998 was $9.1 million as compared to $8.7 million in 1997. The difference was due primarily to the increase in volume offset by the decrease in overall interest rate paid. Actual interest expense rates declined from 4.11% to 3.95%. This compares to a decrease in the yields on earning assets from 9.54% in 1997 to 9.39% in 1998.

A substantial portion of the Bank's deposits (an average of 21% in 1999 and 23% in 1998) are non interest-bearing and therefore do not reprice when interest rates change. See "Funding." This is somewhat ameliorated by a significant amount of customer corporate account balances which are tied to earnings credits and utilized to offset bank service costs.

Due to the nature of the Company's lending markets, in which loans are generally tied to the Prime Rate, it is believed an increase in interest rates should positively affect the Company's future earnings, while a decline in interest rates would have a negative impact. Should interest rates decline in the future, management believes that net interest income could be negatively impacted and it is not feasible to provide an accurate measure of such a change because of the many factors (many of which are uncontrollable) influencing the result.

The Company's net interest margin for the periods presented is high relative to its peer group, mainly due to its high proportion of non interest-bearing deposits and the impact of its generally higher yielding loans, but specifically leasing, factoring and asset-based lending.

Net interest income also reflects the impact of nonperforming loans and leases. The effect of nonaccrual loans and leases on interest income for the years ended December 31, 1999 through 1995 was as follows:

NEGATIVE IMPACT OF NONACCRUAL LOANS AND LEASES
(dollars in thousands)                                              For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                 1999            1998             1997            1996             1995
------------------------------------------------------------------------------------------------------------------------------
Interest revenue which would have been
  recorded under original terms                  $132             $22              $61             $35             $111
Interest revenue actually realized                112              21               32              29               11
------------------------------------------------------------------------------------------------------------------------------
Negative impact on interest revenue               $20              $1              $29              $6             $100
==============================================================================================================================

     Provision for Loan and Lease Losses

The level of the allowance for loan and lease losses (and therefore the related provision) reflects the Company's judgment as to the inherent risks associated with the loan, lease and factoring portfolios. Since estimates of the adequacy of the Company's allowance for loan and lease losses are based on foreseeable risks, such judgments are subject to change based on changing circumstances. Based on management's current evaluation of such risks, as well as judgments of the Company's regulators, additions of $495, $300, and $705 were made to the allowance for loan and lease losses in 1999, 1998 and 1997, respectively. Management's determinations of the provision in 1999, 1998 and 1997 were based on the measurement of the possibility of future estimated loan and lease losses through various objective and subjective criteria and the impact of net chargeoffs. See "Loan and Lease Portfolio" for a detailed discussion of asset quality and the allowance for loan and lease losses.

     Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 1999, 1998 and 1997.

OTHER INCOME
 (dollars in thousands)                               1999                       1998                        1997
------------------------------------------------------------------------------------------------------------------------------
                                               Amount       Percent       Amount       Percent       Amount       Percent
-----------------------------------------------------------------------------------------------------------------------------
Depositor service charges                         $839        58.8%          $659        62.3%          $607        59.9%
Other operating income                             638        44.7            404        38.1            453        44.7
Net loss on securities available for sale          (51)       (3.6)            (4)        (.4)           (47)       (4.6)
-----------------------------------------------------------------------------------------------------------------------------
    Total                                       $1,426       100.0%        $1,059       100.0%        $1,013       100.0%
=============================================================================================================================

Other income totaled $1.4 million in 1999, $1.1 million in 1998 and $1.0 million in 1997. The increase in other income during 1999 resulted from the reversal of a specific reserve established on the date it was purchased for an acquired SBA loan which was paid in full and to a change in the method of assessing certain service charges on deposit accounts.

     Other Expense

The components of other expense are set forth in the following table for the years ended December 31, 1999, 1998 and 1997.


OTHER EXPENSE AS A PERCENT OF AVERAGE ASSETS
 (dollars in thousands)                             1999                        1998                       1997
----------------------------------------------------------------------------------------------------------------------------
                                             Amount      Percent         Amount       Percent        Amount       Percent
----------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                        $7,840        2.02%         $6,787        2.01%         $5,725        1.82%
Occupancy                                       915        0.24             775        0.23             725        0.23
Data processing                                 604        0.15             663        0.20             441        0.14
Legal and professional fees                     506        0.13             315        0.09             331        0.11
Amortization of core deposit intangibles
  and goodwill                                  456        0.12             457        0.14             473        0.15
Client services                                 437        0.11             443        0.13             345        0.11
Business promotion                              389        0.10             332        0.10             369        0.12
Directors and shareholders                      339        0.09             282        0.08             332        0.11
Other                                         1,505        0.39           1,442        0.43           1,169        0.36
----------------------------------------------------------------------------------------------------------------------------
     Total                                  $12,991        3.35%        $11,497        3.41%         $9,910        3.15%
============================================================================================================================

Total other expenses increased approximately $1.5 million or 13% in 1999 as compared to 1998. The increase is partially related to the acquisition of Epic Funding Corporation (which accounted for approximately $400 of the increase) and the opening of the of the East Bay Regional Office (which accounted for approximately $300 of the increase), both occurring in July 1998. In addition salaries and benefits increased as a result of the increased incentive accruals, additions to staff and the competitive environment for personnel. Increases in occupancy also related to Epic and the East Bay Regional Office. Business promotion expenses have increased mainly due to the increased efforts of the Bank to penetrate new markets and to continue to develop existing market share. Legal and professional fees have increased due to costs associated with the preparation of proxy materials and the annual report, increased audit fees, legal contract negotiations, general consulting and other matters. The increase in other relates to increased director and shareholder costs (increased director fees, transfer agent fees and increased costs of Annual Report) and other general cost increases.

Total other expenses increased approximately $1.6 million or 16.0% in 1998 as compared to 1997. The increase is primarily related to the acquisition of Epic Funding Corporation (which accounted for approximately $421 of the increase), salary increases of $328 during the first quarter of 1998, necessary to adjust officers' salaries based on competitive conditions and increased data processing expenses of $213 relating to the acquisition and implementation of a new processing system in November 1997. In addition, the Bank increased the number of business development and lending personnel and incurred overall salary increases for the Bank's operating staff. Advertising and marketing costs increased due to effects of greater amounts expended on charitable donations, community support events and client entertainment. Client services paid by the Bank also increased due to the significant increase in services provided for client purposes.

     Income Taxes

The effective tax rate was 41% in 1999, 42% in 1998 and 1997. The lower effective tax rate in 1999 was primarily due to the greater amount of nontaxable income generated by the investment in California nontaxable securities (municipals and other political subdivisions).

     Quarterly Income

The unaudited consolidated income statement data of the Company and the Bank, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth therein. The results of operations are not necessarily indicative of results for any future period. The following table shows the Company's unaudited quarterly income statement data for the years 1999 and 1998:

UNAUDITED QUARTERLY INCOME STATEMENT DATA
 (dollars in thousands, except per
  share amounts)                            First quarter       Second quarter        Third quarter       Fourth quarter
----------------------------------------------------------------------------------------------------------------------------
                                           1999      1998       1999      1998       1999      1998       1999      1998
----------------------------------------------------------------------------------------------------------------------------
Net interest income                       $4,983    $4,965     $5,237    $5,020     $5,712    $5,119     $5,920    $5,150
Provision for loan or lease losses          (100)    -----     -----      -----       (150)     (150)      (245)     (150)
Other income                                 498       276        265       251        316       250        347       282
Other expenses                            (3,060)   (2,779)    (3,171)   (2,731)    (3,347)   (2,934)    (3,413)   (3,053)
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                 2,321     2,462      2,331     2,540      2,531     2,285      2,609     2,229
Income taxes                                (992)   (1,027)      (954)   (1,059)    (1,033)     (960)    (1,005)     (929)
----------------------------------------------------------------------------------------------------------------------------
Net income                                $1,329    $1,435     $1,377    $1,481     $1,498    $1,325     $1,604    $1,300
============================================================================================================================

Net income per share - basic                $0.55     $0.57      $0.59     $0.59      $0.64     $0.54      $0.67     $0.53
============================================================================================================================
Net income per share - diluted              $0.53     $0.54      $0.56     $0.56      $0.60     $0.51      $0.63     $0.51
============================================================================================================================

The Company reported net income of $1.6 million for the quarter ended December 31, 1999, compared with net income of $1.3 million for the fourth quarter of 1998. The results for the fourth quarter of 1999 as compared to the same quarter a year ago reflect an increase in volume of earning assets ($392 million in 1999 compared to $319 million in 1998). The loan and lease loss provision increased from $150 in 1998 to $245 in 1999. Other expenses increased $360, primarily as a result of an increase in incentive accruals and increased costs associated with the 1999 audit examinations.


Financial Condition and Earning Assets

     Money Market Investments

Money market investments, which include federal funds sold and other short-term investments, were $5.6 million at December 31, 1999 as compared to $22.3 million at December 31, 1998. This decrease is mainly due to the increase in investment securities and loans of $92 million as compared to the growth in deposits of $68 million.

The average balance of money market investments, which include federal funds sold and liquid money market investments, was $13.7 million in 1999 and $18.5 million in 1998. These balances represented 4.1% and 6.3% of average deposits for 1999 and 1998, respectively. They are maintained primarily for the short-term liquidity needs of the Bank. The decrease in money market investments relates primarily to the growth in investments securities and loans. See "Capital and Liquidity."

     Securities

The following table shows the book value composition of the securities portfolio at December 31, 1999, 1998 and 1997. At December 31, 1999, there were no issuers of securities for which the aggregate book value of securities of such issuer held by the Bank exceeded 10% of the Company's shareholders' equity.

INVESTMENT SECURITIES COMPOSITION
 (dollars in thousands)                                             December 31,
-----------------------------------------------------------------------------------------------
                                                        1999          1998           1997
-----------------------------------------------------------------------------------------------
Investment securities available for sale:
  U. S. Treasury                                         $2,007        $3,077         $5,041
  U. S. Government Agencies                              20,025        25,686         34,327
  Mortgage-backed                                        30,517         3,966          5,171
  Asset-backed                                            1,978          ----           ----
  Trust preferred                                         6,583          ----           ----
  Mutual funds                                            2,364         2,487          3,766
-----------------------------------------------------------------------------------------------
    Investment securities available for sale             63,474        35,216         48,305
-----------------------------------------------------------------------------------------------
Investment securities held to maturity:
  U. S. Treasury                                           ----        $1,000         $1,992
  U. S. Government Agencies                                $499         3,496          5,485
  State and municipal                                     7,327         4,213          3,224
  Mortgage-backed                                           657         1,927          2,518
  Other                                                     559           537            518
-----------------------------------------------------------------------------------------------
    Investment securities held to maturity                9,042        11,173         13,737
-----------------------------------------------------------------------------------------------
  Total                                                 $72,516       $46,389        $62,042
===============================================================================================

Investment securities classified as available for sale (which include all mutual funds), are acquired without the intent to hold until maturity. At December 31, 1999, the Bank's weighted average maturity of the available for sale investment portfolio was 5.1 years. It is estimated that for each 1.0% change in interest rates, the value of the Company's securities available for sale will change by approximately 3.3%.

Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the consolidated balance sheets. Realized gains and losses are reported in the consolidated statement of income. The net unrealized loss, net of tax, on securities available for sale as of December 31, 1999 was $850. This compares to the net unrealized gain, net of tax, of $300 as of December 31, 1998. The change in the unrealized gain or loss is directly attributable to the increase in interest rates during late 1999. Changes in interest rates have an inverse effect on the value of securities for which the interest rate is fixed.

Investment securities classified as held to maturity include those securities which the Company has the ability and intent to hold to maturity. The Company's policy is to generally acquire "A" rated or better U.S., state and municipal securities. The specific issues are monitored for changes in financial condition. Appropriate action would be taken if significant deterioration was noted.

The pre-tax unrealized loss on investment securities held to maturity was $800 as of December 31, 1999 as compared to a $196 pre-tax unrealized gain as of December 31, 1998. The change in the net unrealized gain or loss resulted from the increase in interest rates in late 1999. The Bank's weighted average maturity of the held to maturity investment portfolio as of December 31, 1999 was approximately 10.4 years. It is estimated that for each 1.0% change in interest rates, the value of the Company's securities held to maturity will change by approximately 5.8%. This volatility decreases as the average maturity shortens. Since it is the intention of management to hold these securities to maturity, the unrealized losses will be realized over the life of the securities as above- market interest income is recognized.

Mortgage-backed securities ("MBS") are considered to have increased risks associated with them because of the timing of principal repayments. As interest rates decrease, the average maturity of mortgages underlying MBS tend to decline; as rates increase, maturities tend to lengthen. At December 31, 1999, the Company had the following securities which were mortgage-backed or related securities:

 Mortgage-backed and Related Securities
 December 31, 1999
                                                                       Fair
 (dollars in thousands)                                  Cost         Value
 ---------------------------------------------------- --------- ----------------
 Federal Home Loan Mortgage Corp. (U.S. Agency)         $3,604        $3,551
 Federal National Mortgage Association (U.S. Agency)    16,284        16,035
 Collateralized mortgage obligations                    11,657        11,599
 Federated ARMs Funds *                                  1,686         1,618
 Overland Variable Rate Government Fund                    832           746
* The assets of these mutual funds are invested mainly in adjustable rate U.S. Treasury or U.S. Government Agency securities.

Loan and Lease Portfolio

The following table shows the Company's consolidated loans and leases by type of loan or borrower and their percentage distribution:

LOAN AND LEASE PORTFOLIO
 (dollars in thousands)                                                       December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                  1999            1998            1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------
Commercial and other                             $107,415         $91,866         $94,029         $78,291         $62,245
SBA                                                46,031          37,019          39,409          32,968          25,128
Leasing                                            16,633           3,768           -----           -----           -----
Factoring and asset-based                           9,901           7,393           4,915           4,397           2,366
Real estate construction                           40,620          32,340          17,818          15,451          14,488
Real estate term                                   96,434          80,009          64,403          59,567          58,567
Consumer                                           10,764           9,647           9,042           8,622           8,800
Unearned fee income                                  (837)           (662)           (644)           (668)           (793)
-----------------------------------------------------------------------------------------------------------------------------
  Total loan and lease portfolio                 $326,961        $261,380        $228,972        $198,627        $170,800
=============================================================================================================================
                                                                               December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                  1999            1998            1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------
Commercial and other                              32.9%           35.1%           41.1%           39.4%           36.4%
SBA                                               14.1            14.2            17.2            16.6            14.7
Leasing                                            5.1             1.4           -----           -----           -----
Factoring and asset-based                          3.0             2.8             2.1             2.2             1.4
Real estate construction                          12.4            12.4             7.8             7.8             8.5%
Real estate term                                  29.5            30.6            28.1            30.0            34.3
Consumer                                           3.3             3.7             3.9             4.3             5.2
Unearned fee income                               (0.3)           (0.3)           (0.3)           (0.3)           (0.5)
-----------------------------------------------------------------------------------------------------------------------------
  Total loan and lease portfolio                 100.0%          100.0%          100.0%          100.0%          100.0%
=============================================================================================================================

     General

The Company's loan and lease portfolio consists primarily of short-term, floating rate loans for business and real estate purposes. Effective as of the merger date (January 5, 2000) with Saratoga National Bank the legal lending limit of SJNB increased to approximately $7 million.

The commercial loan portfolio primarily consists of loans to small- to medium-sized businesses with gross revenues up to $50 million, as well as loans to local professional businesspersons. SJNB's lending services include revolving credit loans, SBA loans, term loans, accounts receivable financing, factoring, equipment financing and letters of credit. Commercial loans include loans to real estate developers for short-term investment purposes (approximately $7.9 million), loans for real estate investment purposes made to non-developers (approximately $3.0 million) and loans for other investments (approximately $1.2 million).

SBA loans are made for commercial and real estate purposes. The Bank originates its SBA loans and has a policy of carrying both the guaranteed and unguaranteed portions of these loans in its outstanding loans rather then selling the guaranteed portion. These loans carry a 70% to 80% guarantee by the SBA.

The leasing portfolio consists of financing type leases made to small-and medium-sized businesses. The average lease is approximately $150 and there is no concentration of the type of equipment for which Epic Funding provides financing. The increase during 1999 as compared to 1998 was due to the full year of operations for Epic Funding.

Factoring and asset based represents purchased account receivable (factoring) and a structured accounts receivable lending program where the Bank receives specific payment for client invoices. Under the Factoring program the Bank purchases accounts receivable from clients and then receives payment directly from the party obligated for the receivable. In most cases, the Bank's Financial Services Division purchases the receivables subject to recourse from the Bank's factoring client. The factoring business and related purchasing of accounts receivable is subject to a greater degree of risk than normal lending due to the involvement of the third party obligee, the lack of control over the direct receipt of payment, and the potential purchase of fraudulent or inflated receivables. To date, there have been no significant losses relating to the Bank's factoring program.

The real estate construction portfolio consists of 37% residential and 63% commercial. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to incurred costs, sales price and sales cycle.

The real estate term loans include term loans (up to a twenty-five year maturity) on income-producing commercial properties.

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

Approximately 47% of the loan and lease portfolio is directly related to real estate or real estate interests, when real estate construction loans, real estate term loans, Prime equity loans (included in consumer loans in the amount of $5.3 million) and certain other loans to real estate developers and other investors for short-term investment purposes are included. Approximately 33% of the loan and lease portfolio is made up of commercial loans; however, no particular industry represents a significant portion of such loans.

Inherent in any loan and lease portfolio are risks associated with certain types of loans and leases. The Company attempts to limit these risks through conservative loan and lease policies and review procedures that are applied at the time of origination. Included in these policies are specific maximum loan-to-value ("LTV") limitations as to various categories of real estate related loans. These ratios are as follows:

Maximum Loan to Value Ratios
------------------------------------------------------------
                                               Maximum LTV
 Category of Real Estate Collateral               Ratio
--------------------------------------------- --------------
Raw land                                            50%
Land Development                                    60
Construction:
  1-4 Single family residence,
    Owner occupied                                  80
    Speculative development                         75
  Other                                             75
Term  loans  (construction   take-out
  and commercial)                                   75
Other improved property                             70
Prime equity loans                                  80

The Company's loan and lease policy provides that any term loans on income-producing properties must have a minimum debt service coverage of at least 1.2 to 1 for non-owner occupied property and at least 1.1 to 1 for owner occupied.

During 1999 the Bank lowered the maximum loan to value ratio for most real estate projects. In prior years the 1-4 Single family residence requirement was based on the dollar amount of the commitment. This was changed to reflect the differences in the risks associated with owner occupied construction as compared to development done on a speculative basis. In the latter case and in the case of all other construction projects the loan to value ratio was decreased to 75%.

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

     Activity

Total loans and leases were $327 million and averaged $293 million as of and for the year ended December 31, 1999. Total loans and leases were $261 million and averaged $237 million as of and for the year ended December 31, 1998. The increase in total loans and leases of $66 million during 1999 represented growth from all sectors of the Bank's portfolio. Real estate construction loans grew $8.3 million or an approximate growth of 26% for 1999. The major source of the growth related primarily to construction was in the commercial area. The demand for construction in the Bank's market area continued to be strong. Generally, the growth in construction loans was mainly due to the rapid expansion of the Bank's market area. Demand in the housing and commercial markets was fueled by the growth in the high technology sector and the related increase in wealth of employees of Silicon Valley technology firms. Major projects the Bank assisted in developing were several hospitality and mini-storage projects. Real estate term loans increased by $16 million as a result of the lower interest rate environment during the first and second quarters of 1999, which fueled the demand for refinancing. Also, the Bank continued to provide term funding for several of its completed construction projects, as well as the continued development of new business.

In addition the Bank experienced growth in commercial ($15 million), SBA ($9 million), leasing ($13 million), and factoring/asset-based lending ($3 million). Growth in all these areas was mainly due to the economic conditions of Silicon Valley and rapid expansion of the technology sector. The Bank was able to successfully penetrate the market through its business development efforts.

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

The economic climate in Northern California has been generally strong in 1999 and 1998. The competitive environment within the Bank's marketplace for additional loan and lease growth has become more aggressive between lenders, resulting in increasingly competitive pricing. To the extent that such competitive activity continues during 2000 and the Bank finds it necessary to meet such competition, the Bank's net interest margins could decline.

          Asset Quality

     Allowance for Loan and Lease Losses

A consequence of lending activities is the potential for loss. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions, rising interest rates and the financial experience of borrowers. The allowance for loan and lease losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for loan and lease losses charged to expense and decreased by the amount of charge-offs net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan and lease portfolio. Similarly, the adequacy of the allowance for loan and lease losses and the level of the related provision for loan and lease losses is determined on a judgmental basis by management based on consideration of:

     - Economic conditions,
     - Borrowers' financial condition,
     - Loan and lease impairment,
     - Evaluation of industry trends,
     - Industry and other concentrations,
     - Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management,
     - Continuing evaluation of the performing loan portfolio,
     - Monthly review and evaluation of problem loans and leases identified as having loss potential,
     - Quarterly review by the Board of Directors,
     - Off-balance sheet risks, and
     - Assessments by regulators and other third parties.

In addition to the internal assessment of the loan and lease portfolio (and off-balance sheet credit risk, such as letters of credit, etc.), the Company also retains a consultant who performs credit reviews on a quarterly basis and then provides an assessment of the adequacy of the allowance for loan and lease losses. The federal banking regulators also conduct examinations of the loan and lease portfolio periodically.

The Company utilizes a method of assigning a minimum and maximum loss ratio for each grade of loan or lease within each category of loans (commercial, real estate term, real estate construction, etc.) Loans and leases are graded on a ranking system based on management's assessment of the loan or lease's credit quality. The assigned loss ratio is based upon the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans and leases. In addition, the Company's methodology considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk and concentrations of credit. The methodology provides a systematic approach for the measurement of the possible existence of future loan and lease losses. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans and leases and exposure to potential losses. Based on known information available to it at the date of this Report, management believes that the Company's allowance for loan and lease losses, determined as described above, was adequate at December 31, 1999 for foreseeable losses.

The allowance for loan and lease losses is a general reserve available against the total loan and lease portfolio and off-balance sheet credit exposure. While management uses available information to recognize losses on loans or leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

Finally, there is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for loan and lease losses in future periods.

The following table summarizes the activity in the allowance for loan and lease losses for the five years ended December 31, 1999:

ALLOWANCE FOR LOAN AND LEASE LOSSES
 (dollars in thousands)                                                          Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                   1999        1998        1997        1996        1995
----------------------------------------------------------------------------------------------------------------------------
 Balance, beginning of the year                                    $4,778      $4,493      $4,005      $3,847      $3,311
----------------------------------------------------------------------------------------------------------------------------
Chargeoffs by category:
  Commercial and other                                                108         234         205         243         217
  SBA                                                                  19       -----          37          22         112
  Factoring and asset-based                                         -----       -----           1          83       -----
  Real estate construction                                          -----       -----       -----       -----         154
  Real estate term                                                      4       -----          32          69         125
  Consumer                                                             21       -----          13          21          88
----------------------------------------------------------------------------------------------------------------------------
    Total chargeoffs                                                  152         234         288         438         696
----------------------------------------------------------------------------------------------------------------------------
Recoveries by category:
  Commercial and other                                                135          93          58         216         134
  SBA                                                                   5          58           5          39          11
  Factoring and asset-based                                         -----       -----           6          35       -----
  Real estate construction                                              3       -----       -----       -----       -----
  Real estate term                                                      4       -----       -----           1          26
  Consumer                                                             16          68           2          65          16
----------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                                  163         219          71         356         187
----------------------------------------------------------------------------------------------------------------------------
Net (recoveries) chargeoffs                                           (11 )        15         217          82         509
----------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                          495         300         705         190       1,045
Allowance relating to acquired businesses                           -----       -----       -----          50       -----
----------------------------------------------------------------------------------------------------------------------------
Balance, end of the year                                           $5,284      $4,778      $4,493      $4,005      $3,847
============================================================================================================================

Ratios:
Net chargeoffs to average loans and leases                          -----        0.01%       0.10%       0.04%       0.33%
Allowance to total loans and leases at the end of the year           1.62%       1.83        1.96        2.02        2.25
Allowance to nonperforming loans and leases at end of the year     375.00    1,983.00    1,060.00      733.00      430.00
============================================================================================================================

During 1999 the Bank wrote off $152 in loans and had recoveries of $163 for a total of $11 in net recoveries. Net chargeoffs were $15 or 0.01% of average loans and leases during 1998. Net chargeoffs were $217 or 0.10% of average loans during 1997.

The allowance for loan and lease losses as a percentage of total loans and leases was 1.62%, 1.83%, and 1.96% at December 31, 1999, 1998 and 1997,
respectively. The allowance for loan and lease losses as a percentage of nonperforming loans was approximately 375%, 1,983% and 1,060% at December 31, 1999, 1998 and 1997, respectively. Nonperforming loans were $1,411, $241 and $424 at December 31, 1999, 1998 and 1997, respectively. See "Nonperforming Loans and Leases" below.

Based on an evaluation of individual credits, historical credit loss experienced by loan or lease type and economic conditions, management has allocated the allowance for loan and lease losses as follows for the past five years:

ALLOCATION OF THE ALLOWANCE FOR LOAN OR LEASE LOSSES
(dollars in thousands)                                          Amount of allowance allocation at December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                          1999          1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------------------------
  Commercial and other                                   $1,984        $1,842        $1,265        $1,070        $1,316
  SBA                                                     1,051         1,064         1,079           840         1,075
  Leasing                                                   455            90         -----         -----         -----
  Factoring and asset-based                                 320           197           206           159            83
  Real estate construction                                  329           291           236           223           225
  Real estate term                                          832           764           788           835           710
  Consumer                                                  195           195           158           127           227
  Unallocated                                               118           335           761           751           211
----------------------------------------------------------------------------------------------------------------------------
    Total                                                $5,284        $4,778        $4,493        $4,005        $3,847
============================================================================================================================
                                                                 Percent of loans and leases in each category
                                                                   to total loans and leases at December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                          1999          1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------------------------
  Commercial and other                                     32.6%         34.9%         40.8%         39.1%         36.0%
  SBA                                                      14.1          14.2          17.2          16.6          14.7
  Leasing                                                   5.1           1.4         -----         -----         -----
  Factoring and asset-based                                 3.0           2.8           2.1           2.2           1.4
  Real estate construction                                 12.4          12.4           7.8           7.8           8.5
  Real estate term                                         29.5          30.6          28.1          30.0          34.3
  Consumer                                                  3.3           3.7           3.9           4.3           5.2
----------------------------------------------------------------------------------------------------------------------------
    Total                                                 100.0%        100.0%        100.0%        100.0%        100.0%
============================================================================================================================

The allowance for loan and lease losses is maintained without any internal allocation to the segments of the loan and lease portfolio and the entire allowance is available to cover any loan and lease losses. The allocation above is based on subjective estimates that take into account historical loss experience and management's current assessment of the relative risk characteristics of the portfolio as of the reporting date noted above and as described more fully herein.

     Nonperforming Loans and Leases

Loans for which the accrual of interest has been suspended, restructured loans and other loans with principal or interest contractually past due 90 days or more are set forth in the following table:

NONPERFORMING LOANS AND LEASES
(dollars in thousands)                                                                    December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                        1999       1998      1997       1996       1995
----------------------------------------------------------------------------------------------------------------------------
Loans and leases accounted for on a non-accrual basis                   $1,395       $197      $360       $457       $866
Loans and leases restructured and in compliance with modified terms      -----         44        63         89      -----
Other loans and leases with principal or interest contractually past
  due 90 days or more                                                       16      -----         1      -----         28
----------------------------------------------------------------------------------------------------------------------------
    Total                                                               $1,411       $241      $424       $546       $894
============================================================================================================================

The increase in the total on nonperforming loans during 1999 was due mainly to a single customer with aggregate borrowings of $1.1 million. The Bank believes it has adequate collateral and it is not anticipated that there is any loss exposure due to this nonperforming loan. At the date of the merger of Saratoga Bancorp, January 5, 2000, nonperforming loans increased by approximately $375.

Potential nonperforming loans and leases are identified by management as part of its ongoing evaluation and review of the loan and lease portfolio. Based on such reviews and information known to management at the date of this Report, management has not identified any loans or leases (other than those in the above table) about which it has serious doubts regarding the borrowers' ability to comply with present loan repayment terms, such that the loans or leases might subsequently be classified as nonperforming. Management has identified one Saratoga National Bank loan in the amount of $377 about which it has serious doubts regarding the borrower's ability to comply with present loan repayment terms, such that the loan will be classified as nonperforming in future combined financial data.

The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

          Other Real Estate Owned

At December 31, 1999 and 1998 there were no properties owned by the Bank acquired through the foreclosure process.

Commitments and Lines of Credit

It is the Bank's policy not to issue formal commitments or lines of credit except to well-established and financially responsible commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs.

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

As of December 31, 1999, the Company had undisbursed loan commitments to extend credit as follows:

UNDISBURSED LOAN COMMITMENTS
(dollars in thousands)                                   Amount
--------------------------------------------------------------------
Commercial and other                                     $115,006
SBA                                                        $1,110
Real estate construction                                   35,027
Real estate term                                            1,919
Consumer                                                   10,501
--------------------------------------------------------------------
    Total                                                $163,564
====================================================================

In addition, there was approximately $5.6 million available for commitments under unused letters of credit.


Funding
-------

Deposits represent SJNB's principal source of funds. Most of the Bank's deposits are obtained from professionals, small- to medium-sized businesses and individuals within the Bank's market area. SJNB's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of December 31, 1999, 1998 and 1997:


DEPOSIT CATEGORIES
(dollars in thousands)                    December 31, 1999            December 31, 1998            December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                     Percentage                   Percentage                   Percentage
                                         Total        of Total        Total        of Total        Total        of Total
                                        Amount        Deposits       Amount        Deposits        Amount       Deposits
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand               $73,201        19.74%        $70,962         23.46%        $78,437        29.01%
Interest-bearing demand                   48,205        13.00          49,468         16.36          45,655        16.89
Money market and savings                 120,330        32.46          91,320         30.19          82,619        30.56
Certificates of deposit:
  Less than $100                          44,201        11.92          22,492          7.44          15,207         5.63
  $100 or more                            84,805        22.88          68,200         22.55          48,427        17.91
-----------------------------------------------------------------------------------------------------------------------------
     Total                              $370,742       100.00%       $302,442        100.00%       $270,345       100.00%
=============================================================================================================================

Deposits increased 23% to $371 million at December 31, 1999 from $302 million at December 31, 1998. Deposits increased 12% to $302 million at December 31, 1998 from $270 million at December 31, 1997. These increases are due to a combination of factors including the development of customers with significant cash balances, utilization of sophisticated cash management systems and aggressive pricing of interest rates.

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

The Bank also raises a substantial amount of funds through certificates of deposit of $100 or greater, which were approximately 23% of total deposits at December 31, 1999. These deposits are usually at interest rates greater than other types of deposits and are more sensitive to interest rate changes. Historically, the Bank's overall cost of funds has been less than that of its peer group. However, as these certificates of deposit are usually more interest rate sensitive, their repricing in an increasing interest rate environment could increase the Bank's cost of funds and negatively impact the Bank's net interest margin. See "Capital and Liquidity."

On December 4, 1998 the Bank obtained $10 million through the placement of a ten-year synthetic floating rate certificate of deposit. The instrument consists of two linked transactions, a callable interest rate swap and callable fixed rate certificate of deposit. Under the swap agreement, the Bank pays LIBOR plus five basis points and receives 6% for a period of ten years. The swap is callable after one year by a major U.S. domestic bank. Simultaneously, the Bank issued a callable 6% fixed rate certificate of deposit. The certificate of deposit does not have any early redemption clauses, other than by death of the holder. Effectively, the Bank's rate of interest on the combined transaction is LIBOR plus five basis points.

The Bank utilizes short-term borrowings in its balance sheet management. The short-term borrowings (securities sold under agreements to repurchase) are used for short-term liquidity needs. The average cost of the borrowings during 1999 was 5.61%, the average amount outstanding was $7.4 million and the maximum at any month end was $15.6 million.


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

The Company's balance sheet position at December 31, 1999 was slightly asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. See "Financial Review - Net Interest Income and Margin."

The following table quantifies the Company's interest rate exposure at December 31, 1999 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. At December 31, 1999, the Company was asset-sensitive in the near term, as noted above. It is expected by management that with the addition of Saratoga Bancorp the Bank will continue to be asset-sensitive.

DISTRIBUTION OF REPRICING OPPORTUNITIES
December 31, 1999
(dollars in thousands)
                                                      After three    After six     After one
                                          Within      months but    months but      year but        After
                                          three       within six    within one       within         five
                                          months        months         year        five years       years         Total
-----------------------------------------------------------------------------------------------------------------------------
Money market investments                   $5,650                                                                  $5,650
Investment securities-taxable                 605            $45           $80          $796           $189         1,715
Investment securities-non-taxable             371            374           491         1,120          4,971         7,327
Securities available for sale               3,938          1,779         9,026        23,113         25,618        63,474
Loans and leases                          228,306          6,666        13,674        46,315         32,000       326,961
-----------------------------------------------------------------------------------------------------------------------------
 Total earning assets                     238,870          8,864        23,271        71,344         62,778       405,127
-----------------------------------------------------------------------------------------------------------------------------
Interest-bearing demand, money
 market and savings                       168,535          -----         -----         -----          -----       168,535
Certificates of deposit:
 Less than $100                            16,735          3,582         2,774         6,809         14,301        44,201
  $100 or more                             57,483         10,054        15,204         1,334            730        84,805
Repurchase agreements                       -----          -----        10,497         -----          -----        10,497
Other borrowings                              910          -----         -----         -----            230         1,140
-----------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities       243,663         13,636        28,475         8,143         15,261       309,178
-----------------------------------------------------------------------------------------------------------------------------
Interest rate gap                         ($4,793)       ($4,772)      ($5,204)      $63,201        $47,517       $95,949
=============================================================================================================================
Cumulative interest rate gap              ($4,793)       ($9,565)     ($14,769)      $48,432        $95,949
==============================================================================================================
Interest rate gap ratio                      0.98           0.65          0.82          8.76           4.11
==============================================================================================================
Cumulative interest rate gap ratio           0.98           0.96          0.95          1.16           1.31
==============================================================================================================

In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Further, certain earning assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In considering such shortcomings the above table would reflect a slightly asset sensitive position. The Company considers the anticipated effects of these various factors in implementing its interest rate risk management activities, including the utilization of certain interest rate hedges.

A large proportion of the Bank's deposits are non interest-bearing demand deposits and are not included in the above table as they tend not to be interest rate sensitive. The average balance of these deposits was $71 million in 1999. In addition, the Bank's total tangible capital of approximately $34 million is not included as a funding source in the above table. Lastly, the table includes the repricing of the Bank's non-maturity deposits (interest-bearing demand, money market and savings accounts) as repricing immediately. These accounts are not subject to any specific interest rate adjustment formulas and are adjusted by management based upon the competitive environment and the Bank's liquidity and asset/liability positions. Taking these factors into consideration could alter the above ratios significantly.

The maturities and yields of the investment portfolio at December 31, 1999 are shown below:

MATURITY AND YIELDS OF INVESTMENT SECURITIES
At December 31, 1999
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                Maturity
----------------------------------------------------------------------------------------------------------------------------
                                                                   After one year     After five years
                                   Carrying   Within one year    within five years    within ten years     After ten years
                                     Value    Amount     Yield    Amount    Yield     Amount     Yield    Amount     Yield
-----------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                      $2,007    $1,001   5.99%      $1,006    6.23%    -----     -----     -----     -----

  U. S. Government Agencies           20,025     9,169   6.08       10,856    6.11     -----     -----     -----     -----
  Mortgage-backed (1)                 30,517       949   6.71       10,836    6.72    $7,308     6.54%   $11,424     6.88%
  Asset-backed                         1,978       177   6.60        1,801    6.15     -----     -----     -----     -----
  Trust preferred                      6,583     -----  -----        -----   -----     -----     -----     6,583     7.91
  Mutual funds                         2,364     2,364   4.78        -----   -----     -----     -----     -----     -----
-------------------------------------------------------          ----------         -----------         ----------
    Total                             63,474    13,660              24,499             7,308              18,007
-------------------------------------------------------          ----------         -----------         ----------
Securities held to maturity:
  U. S. Government Agencies              499     -----  -----          499    6.78      -----    -----     -----     -----
  State and municipal (2)              7,327       798   7.09          180    7.63        369     8.46     5,980     7.86
  Mortgage-backed (1)                    657       657   7.90        -----   -----      -----    -----     -----     -----
  Other                                  559     -----  -----        -----   -----      -----    -----       559     6.00
-------------------------------------------------------          ----------         -----------         ----------
    Total                              9,042     1,455                 679                369              6,539
-------------------------------------------------------          ----------         -----------         ----------
  Total                              $72,516   $15,115   6.05%     $25,178    6.40%    $7,677     6.64%  $24,546     7.38%
=============================================================================================================================

(1) Maturities of mortgaged-backed securities are based upon dealer prepayment projections.
(2) State and municipal securities are adjusted to a fully taxable equivalent basis using the federal statutory rate.

The following table shows the maturity and interest rate sensitivity of commercial, SBA, real estate construction and real estate term loans at December 31, 1999. Approximately 77% of the commercial and real estate loan portfolio is priced with floating interest rates, which limit the exposure to interest rate risk on long-term loans.

                                                          Balances maturing                    Interest Rate Sensitivity
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Predeter-
                                      Balances at                       One                         mined        Floating
                                      December 31,     One year       year to         Over        interest       interest
                                          1999         or less      five years     five years       rates         rates
-----------------------------------------------------------------------------------------------------------------------------
Commercial                               $107,415        $73,824        $26,263        $7,328        $20,386       $87,029
=============================================================================================================================
SBA                                       $46,031         $2,881        $10,423       $32,726         $3,219       $42,812
=============================================================================================================================
Real estate construction                  $40,620        $36,468         $2,605        $1,547           $460       $40,161
=============================================================================================================================
Real estate term                          $96,434        $12,156        $25,985       $58,293        $43,088       $53,346
=============================================================================================================================

The above table does not take into account the possibility that a loan may be renewed at the time of maturity. In most circumstances, the Company treats a renewal request in substantially the same manner in which it considers the request for an initial extension of credit. The Company does not have a policy to automatically renew loans.


Capital and Liquidity
---------------------

     Capital

The Company's book value per share was $15.65, $14.48 and $13.30 as of December 31, 1999, 1998 and 1997, respectively. Tangible book value per share was $14.15, $12.84 and $11.80 at December 31, 1999, 1998 and 1997, respectively, adjusted for goodwill and core deposit intangibles. Shareholders' equity was $38 million, $35 million and $33 million as of December 31, 1999, 1998 and 1997, respectively. Tangible shareholders' equity was $34 million, $31 million and $30 million as of December 31, 1999, 1998 and 1997, respectively. During 1999 and 1998 the Company repurchased 115 shares for $3.1 million and 102 shares for $2.5 million, respectively. See Notes to Consolidated Financial Statements and "Business - Supervision and Regulation" for a discussion of the Company's capital requirements.

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

The Bank's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks and short-term, marketable investments net of short-term borrowings. On December 31, 1999, consolidated liquid assets totaled $60 million or 14% of consolidated total assets, as compared to $70 million or 20% of consolidated total assets on December 31, 1998. In addition to the liquid asset portfolio, SJNB also has $22 million in informal lines of credit available with three major commercial banks, approximately $6.7 million of credit available at the Federal Reserve Discount Window, a repurchase agreement for up to $34 million in additional borrowings and $22 million in SBA guaranteed loans which are available for sale and could likely be sold within a 30-day period.

SJNB is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. In their normal course of business, commercial clients maintain balances in large certificates of deposit. The stability of these balances hinges upon, among other factors, market conditions and each business' seasonality. Large certificates of deposit amounted to 23% of total deposits on December 31, 1999 and 1998.

Liquidity is also affected by investment securities and loan and lease maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan and lease portfolio consists primarily of floating rate, short-term loans. On December 31, 1999, approximately 36% of total consolidated assets had maturities under one year and 74% of total consolidated loans and leases had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan and lease portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity.

The Company's liquidity is maintained by cash flows stemming from dividends and management fees from the Bank and the exercise of stock options issued to the Bank's employees and directors. The amount of dividends from the Bank is subject to certain regulatory restrictions as discussed in Note 17 of the Notes to the Consolidated Financial Statements and elsewhere within this Report. Subject to said restrictions, at December 31, 1999, up to $8.9 million could have been paid to the parent Company by the Bank without regulatory approval. The Company's parent-only financial statements are presented in Note 16 of the Notes to Consolidated Financial Statements. Dividends of $3.8 million and $4.5 million were paid to the parent company during 1999 and 1998, respectively.

There are no material commitments for capital expenditures in 2000 or beyond.

Effects of Inflation
--------------------

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits is represented by non interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1999, 1998 or 1997.


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

The Company's balance sheet position at December 31, 1999 was asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. See "Financial Review - Net Interest Income and Margin."

Commencing in the third quarter of 1999, the Federal Open Market Committee ("FOMC") began a process of increasing interest rates to offset the possible increase in inflation and to slow down consumer spending. Through February 29, 2000, the FOMC had increased interest rates 100 basis points. During this period the Bank experienced very little change in its net interest margin. For the three quarters ended June 30, 1999, September 30, 1999 and December 31, 1999, net interest margins on a fully taxable equivalent basis were 5.97%, 6.05% and 6.05%, respectively. The effect of possible interest rate changes is not precisely determinable due to the many factors influencing the Bank's net interest margin, including repricing of deposits, a change in mix of the loan, lease and deposit portfolios and other borrowings, changes in relative volumes, the speed in which fixed rate loans and leases are repriced, discretionary investment activities and other factors. Although, there was not an appreciable change in the Bank's net interest margin, during this period the Bank experienced significant growth in its higher cost funding sources, such as money market savings and certificates of deposits. The growth in these deposits had the impact of offsetting any increase in the net interest margin.

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

See footnote 15 of the Consolidated Financial Statements on page 56 of this Report for a discussion of the methodology and assumptions used in the following table.

Interest Rate Risk Analysis
                                                            December 31, 1999                                     December 31,
(dollars in thousands)        Average                                                                                 1998
                              Interest  Expected Maturity/Principal Repayment December 31,        Total    Fair       Fair
                                Rate     2000    2001     2002      2003     2004    Thereafter  Balance   Value      Value
------------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Fed funds sold and other
 short-term investments           6.30% $5,650     -----   -----     -----    -----     -----     $5,650    $5,653   $22,298
Investments:
   Fixed maturity                 6.15  11,928    $3,433  $7,989    $1,822   $2,575   $10,673     38,420    37,606    37,610
   Mortgage Backed                6.90   4,554     5,398   5,770     3,969    2,464     9,019     31,174    31,187     5,930
   Mutual Funds                   4.91   2,364     -----   -----     -----    -----     -----      2,364     2,364     2,487
   Federal Reserve Bank Stock     6.00   -----     -----   -----     -----    -----       559        559       559       537
Loans and leases:
  Fixed rate                      9.46   9,396     7,219   3,485     4,700    5,757    36,555     67,112    66,689    54,572
  Variable rate                  10.08 128,462    15,717   9,599    10,219    8,386    61,196    233,579   234,924   199,730
  Leasing                        10.24   3,463     4,275   4,695     3,935    -----     -----     16,368    16,008     4,283
  Factoring accounts receivable
    and asset-based lending      21.98   9,901     -----   -----     -----    -----     -----      9,901     9,961     7,672
  Interest rate floor                                                                                                     82
Interest-Sensitive Liabilities:
Deposits:
   Interest-bearing demand        2.50  24,997     6,963   6,963     9,282    -----     -----     48,205    46,194    48,270
   Money market                   4.14  71,377    23,520  23,522     -----    -----     -----    118,419   116,768    88,376
   Savings                        2.10   -----       573     573       382      382     -----      1,910     1,856     2,037
   Certificates of deposit        5.18 105,832     5,348   2,266       529   11,876     3,155    129,006   129,094    91,094
Fed funds purchased and
  repurchase agreements           5.79  10,997     -----   -----     -----    -----     -----     10,997    11,016     5,003
Interest-Sensitive
  Off-balance sheet items:
Unused lines of credit and
  undisbursed loan commitments   10.66   -----     -----   -----     -----    -----     -----    163,564     -----     -----

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The following section includes the Company's Consolidated Financial Statements:

     Independent Auditors' Report

     Consolidated Balance Sheets - December 31, 1999 and 1998

     Consolidated  Statements  of Income for the Years Ended  December 31, 1999,
          1998 and 1997

     Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated  Statements  of Cash Flows for the Years  Ended  December  31,
          1999, 1998 and 1997

     Notes to Consolidated Financial Statements

                          Independent Auditors' Report

The Board of Directors
SJNB Financial Corp.:

We have audited the accompanying consolidated balance sheets of SJNB Financial Corp. and subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJNB Financial Corp. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP

Mountain View, California
January 13, 2000


-----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Balance Sheets
December 31, 1999 and 1998
(in thousands)
-----------------------------------------------------------------------------------------------------------------------------
Assets                                                                                          1999             1998
-----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                        $11,180          $11,239
Federal funds sold                                                                                -----            2,200
Money market investments                                                                          5,650           20,085
Investment securities:
  Available for sale                                                                             63,474           35,216
  Held to maturity (Fair value: $8,242 at December 31, 1999
    and $11,369 at December 31,1998)                                                              9,042           11,173
-----------------------------------------------------------------------------------------------------------------------------
    Total investment securities                                                                  72,516           46,389
-----------------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                                326,961          261,380
Allowance for loan or lease losses                                                               (5,284)          (4,778)
-----------------------------------------------------------------------------------------------------------------------------
  Loans and leases, net                                                                         321,677          256,602
-----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                       3,812            3,770
Accrued interest receivable                                                                       2,209            1,600
Intangibles, net of accumulated amortization of  $2,620 at December 31,1999
 and $2,164 at December 31, 1998.                                                                 3,617            4,027
Other assets                                                                                      5,286            4,022
-----------------------------------------------------------------------------------------------------------------------------
     Total                                                                                     $425,947         $349,934
=============================================================================================================================

Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------------
Deposits:
  Non interest-bearing                                                                          $73,201          $70,962
  Interest-bearing                                                                              297,541          231,480
-----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                             370,742          302,442
-----------------------------------------------------------------------------------------------------------------------------
Other short-term borrowings                                                                      10,997            5,000
Accrued interest payable                                                                          1,321              822
Other liabilities                                                                                 5,058            6,188
-----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                          388,118          314,452
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized;
     none issued or outstanding in 1999 or 1998                                                   -----            -----
  Common stock, no par value; 20,000 shares authorized;
     2,417 and 2,449 shares issued and outstanding
     in 1999 and 1998 respectively.                                                              15,796           16,777
  Retained earnings                                                                              22,883           18,405
  Accumulated other comprehensive (loss) income, net                                               (850)             300
-----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                  37,829           35,482
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                       ----             ----
-----------------------------------------------------------------------------------------------------------------------------
     Total                                                                                     $425,947         $349,934
=============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Income
Years ended December 31, 1999, 1998 and 1997
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                       1999              1998             1997
----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans and leases                                       $28,915          $24,858           $22,732
  Interest on money market investments                                            701            1,024               586
  Interest and dividends on investment securities available for sale            2,889            2,749             2,982
  Interest on investment securities held to maturity                              535              709               947
  Other interest and investment income                                            (50)              (9)               (9)
----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                      32,990           29,331            27,238
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Interest-bearing demand                                                     1,316            1,325             1,178
    Money market and savings                                                    3,450            3,504             3,061
    Certificates of deposit of $100 or more                                     3,871            3,256             2,964
    Certificates of deposit of less than $100                                   1,917              680               792
 Other short-term borrowings                                                      584              312               754
----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                     11,138            9,077             8,749
----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                        21,852           20,254            18,489
----------------------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses                                               495              300               705
----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan and lease losses             21,357           19,954            17,784
----------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                     839              659               607
  Other operating income                                                          638              404               453
  Net loss on sale of securities available for sale                               (51)              (4)              (47)
----------------------------------------------------------------------------------------------------------------------------
     Total other income                                                         1,426            1,059             1,013
----------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                         7,840            6,787             5,725
  Occupancy                                                                       915              775               725
  Other                                                                         4,236            3,935             3,460
----------------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                      12,991           11,497             9,910
----------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                 9,792            9,516             8,887
Income taxes                                                                    3,984            3,975             3,773
----------------------------------------------------------------------------------------------------------------------------
     Net income                                                                $5,808           $5,541            $5,114
============================================================================================================================

Basic earnings per share                                                       $2.45            $2.23             $2.04
============================================================================================================================
Diluted earnings per share                                                     $2.31            $2.11             $1.94
============================================================================================================================
Average common shares outstanding                                               2,375            2,484             2,508
============================================================================================================================
Average common and common share equivalents outstanding                         2,510            2,627             2,640
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

---------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Shareholders' Equity and Comprehensive Income
Years ended December 31, 1999, 1998 and 1997
---------------------------------------------------------------------------------------------------------------------
                                                                                                Net Unrealized
                                                                                                 Gain (Loss)      Total
                                                                                                on Securities     Share-
                                                                       Common        Retained     Available      holders'
(in thousands, except per share amounts)                 Shares         Stock        Earnings      for Sale       Equity
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996                               2,571       $20,880        $10,263           $62       $31,205
Net income for the year                                    ----          ----          5,114          ----         5,114
Other comprehensive income-Unrealized gain
  on securities available for sale, net                    ----          ----           ----            43            43
                                                                                                              ---------------
Comprehensive income                                       ----          ----           ----          ----         5,157
                                                                                                              ---------------
Stock options exercised                                      24           206           ----          ----           206
Common stock repurchase                                    (102)       (2,495)          ----          ----        (2,495)
Tax benefit from stock options exercised                   ----           209           ----          ----           209
Cash dividends ($0.45 per share)                           ----          ----         (1,123)         ----        (1,123)
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                               2,493        18,800         14,254           105        33,159
-----------------------------------------------------------------------------------------------------------------------------
Net income for the year                                    ----          ----          5,541          ----         5,541
Other comprehensive income-Unrealized gain
  on securities available for sale, net                    ----          ----           ----           195           195
                                                                                                              ---------------
Comprehensive income                                       ----          ----           ----          ----         5,736
                                                                                                              ---------------
Stock options exercised                                      35           529           ----          ----           529
Common stock repurchase                                     (91)       (3,498)          ----          ----        (3,498)
Issuance of common stock for Epic Funding Corp.              12           501           ----          ----           501
Tax benefit from stock options exercised                   ----           445           ----          ----           445
Cash dividends ($0.56 per share)                           ----          ----         (1,390)         ----        (1,390)
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                               2,449        16,777         18,405           300        35,482
-----------------------------------------------------------------------------------------------------------------------------
Net income for the year                                    ----          ----          5,808          ----         5,808
Other comprehensive income-Unrealized loss
  on securities available for sale, net                    ----          ----           ----        (1,150)       (1,150)
                                                                                                              ---------------
Comprehensive income                                       ----          ----           ----          ----         4,658
                                                                                                              ---------------
Common stock issued                                          60         1,800                                      1,800
Stock options exercised                                      23           275           ----          ----           275
Common stock repurchase                                    (115)       (3,104)          ----          ----        (3,104)
Tax benefit from stock options exercised                   ----            48           ----          ----            48
Cash dividends ($0.56 per share)                           ----          ----         (1,330)         ----        (1,330)
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                               2,417       $15,796        $22,883         $(850)      $37,829
=============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 1999,  1998 and 1997
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                       1999              1998             1997
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                   $5,808           $5,541            $5,114
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                         495              300               705
      Depreciation and amortization                                               626              546               529
      Amortization of intangibles                                                 456              457               473
      Deferred tax benefit                                                       (230)             (56)             (356)
      Loss on sale of securities available for sale                                51                4                47
      Net gain on sale of other real estate owned                               -----            -----               (65)
      Amortization of premium (discount) on investment securities, net             10              (49)              (48)
      (Increase) decrease in intangible assets                                    (45)             (50)              237
      Increase in accrued interest receivable and other assets                 (1,673)            (253)           (2,107)
      Increase in accrued interest payable and other liabilities                  184            1,678             1,716
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                             5,712            8,118             6,245
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale or maturities of securities available for sale            16,761           32,476            18,610
  Maturities of securities held to maturity                                     6,125            4,323             2,250
  Purchase of securities available for sale                                   (46,783)         (19,008)          (18,850)
  Purchase of securities to be held to maturity                                (3,993)          (1,768)             (857)
  Proceeds from the sale of other real estate owned                             -----            -----               519
  Net increase in loans and leases                                            (65,785)         (32,274)          (30,562)
  Capital expenditures                                                           (669)            (400)             (444)
  Cash used to acquire Epic Funding Corp.                                       -----             (206)            -----
----------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                               (94,344)         (16,857)          (29,334)
----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Net increase in deposits                                                     68,300           32,097            25,706
  Increase (decrease) in other short-term borrowings                            5,997          (11,000)          (13,688)
  Cash dividends                                                               (1,330)          (1,390)           (1,123)
  Common stock repurchased                                                     (3,104)          (3,498)           (2,495)
  Common stock issued                                                           1,800            -----             -----
  Proceeds from stock options exercised                                           275              529               206
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                            71,938           16,738             8,606
----------------------------------------------------------------------------------------------------------------------------
          Net (decrease) increase in cash and equivalents                     (16,694)           7,999           (14,483)
Cash and equivalents at beginning of year                                      33,524           25,525            40,008
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                           $16,830          $33,524           $25,525
============================================================================================================================
Other cash flow information:
  Interest paid                                                               $10,639           $9,118            $8,511
  Income taxes paid                                                             4,750            2,626             3,445
============================================================================================================================
  Purchase of Epic Funding Corp.:
    Leases                                                                     -----              $149              -----
    Other assets                                                               -----               789              -----
----------------------------------------------------------------------------------------------------------------------------
      Total assets acquired                                                    -----               938              -----
  Cash paid and expenses incurred                                                                 (206)
  Liabilities assumed:
    Other liabilities                                                          -----               231              -----
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities assumed                                                -----               231              -----
----------------------------------------------------------------------------------------------------------------------------
Common stock issued, net of registration costs                                 -----              $501              -----
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997

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

b.  Investment Securities

The Company accounts for its investment securities as follows:

Available for sale-Investment securities that are acquired without the intent to hold until maturity are classified as available for sale. Such securities are carried at market value. Market value adjustments are reported as a separate component of shareholders' equity until realized.

Held to maturity-Investment securities purchased with the intent and ability to hold them until maturity are classified as held to maturity. Such securities are carried at cost, adjusted for accretion of discounts and amortization of premiums.

Investment securities purchased are recorded as of their trade date. Accretion of discounts and amortization of premiums arising at acquisition are included in income using methods approximating the interest method. Gains or losses on sales of securities, if any, are determined based on the specific identification method. The carrying values of individual investment securities are reduced, if necessary, through write-downs to reflect other than temporary impairments in value.

c.  Loans and Leases and Allowance for loan and Lease Losses

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

The allowance for loan and leases losses is a valuation allowance maintained to provide for future loan losses through charges to current operating expense. The allowance is based upon a continuing review of loans and leases by management which includes consideration of changes in the character of the loan and lease portfolio, current and anticipated economic conditions, past lending experience and such other factors which, in management's judgment, deserve recognition in estimating potential loan losses. In addition, regulatory examiners may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

Impaired loans are those in which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement, including scheduled interest payments. The Company measures such loans and leases based on the present value of future cash flows discounted at the loan's or lease's effective interest rate, or at the loan's or lease's market value or the fair value of the collateral if the loan is secured. If the measurement of the impaired loan or lease is less than the recorded investment, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan and leases losses. Recognition of interest income on impaired loans or leases is as stated in the first paragraph above of this footnote 1(c).

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

f.  Interest Rate Instruments

Interest rate instruments are entered into in conjunction with the Bank's asset/liability management. As these contracts are entered into only after meeting the accounting criteria for a hedge, and as long as they continue to meet such criteria, changes in market value are deferred and the net settlements are accrued as adjustments to interest income. The Bank currently has outstanding an interest rate swap for $10 million in connection with the $10 million ten year synthetic floating rate certificate of deposit and a one year $10 million treasury lock, both of which are accounted for as hedges

g.  Income Taxes

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

h.  Stock-based Compensation

The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company only grants stock options at fair market value. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

i.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year plus shares issuable assuming exercise of all employee stock options, except where anti-dilutive.

j.  Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on net income or shareholders' equity. SFAS No. 130 requires the Company's net unrealized gains or losses on available-for-sale securities to be included in other comprehensive income. Comprehensive income is included in the statement of shareholders' equity for the periods presented.

k.  Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, fed funds sold and money market investments.

l.  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent asset and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

o.  Segments of an Enterprise and Related Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates to help users of financial statements better understand its performance; better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined it has three segments, general commercial banking, leases, and factoring/asset based financing. Neither leasing nor factoring and asset based financing meet the required thresholds for disagregation and therefore the disclosures and related information about such segments has not been included in the consolidated financial statements. At such time these segments meet the required thresholds, such disclosures and other information will be included. It is expected they will meet the thresholds in 2000.

p.  Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date. This Statement deferred the effective date to the fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt this Statement on January 1, 2001. Management believes the Statement would not have a significant effect on the Company's consolidated financial position or its consolidated statement of operations.

q.  Reclassification

Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

NOTE 2 - Acquisitions

On May 22, 1998 SJNB acquired all of the stock of a private company, Epic Funding Corporation (Epic), pursuant to a definitive agreement dated April 13, 1998. In connection with the acquisition, which was structured as a tax-free reorganization and accounted for as a purchase transaction for accounting purposes, SJNB issued 12.2 shares of its common stock and paid $110 to Epic's shareholder in exchange for all of Epic's outstanding stock. Total purchase price was $611, while Epic's fair value of net assets was $28; goodwill amounted to $759 including certain expenses of the transaction. Epic provides direct and vendor lease programs and accounts receivable financing to manufacturers and equipment users throughout California and across parts of the United States. Epic is a wholly-owned subsidiary of the Bank. Epic's office is located in Danville, California; together with a small de novo branch at the same facility which was opened on July 1, 1998.

NOTE 3 - Cash and Due from Banks

The Federal Reserve requires the Bank to maintain average reserve balances for certain deposit balances. There were no required reserves at December 31, 1999 or 1998.

NOTE 4 - Investment Securities

Investment securities as of December 31, 1999 and 1998 are summarized as follows:

(dollars in thousands)                                                         December 31, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                   Unrealized                      Fair
                                                                       ------------------------------------
                                                              Cost             Gains            Losses             Value
----------------------------------------------------------------------------------------------------------------------------
Available for sale:
 U.S. Treasury                                               $2,004                $3            -----            $2,007
 U. S. Government Agencies                                   20,215             -----            ($190)           20,025
 Mortgage Backed                                             30,888             -----             (371)           30,517
 Asset-backed                                                 2,000             -----              (22)            1,978
 Trust preferred                                              7,062             -----             (479)            6,583
  Mutual funds                                                2,518             -----             (154)            2,364
----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                                 64,687                 3           (1,216)           63,474
----------------------------------------------------------------------------------------------------------------------------
Held to Maturity:
  U.S. Government agencies                                      499                 3            -----               502
  State and municipal (nontaxable)                            7,327             -----             (816)            6,511
  Mortgage Backed                                               657                13            -----               670
----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                                    8,483                16             (816)            7,683
Federal Reserve Bank Stock                                      559             -----            -----               559
----------------------------------------------------------------------------------------------------------------------------
    Total                                                     9,042                16             (816)            8,242
----------------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio                 $73,729               $19          ($2,032)          $71,716
============================================================================================================================
                                                                               December 31, 1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                    Unrealized                   Fair
                                                                       --------------------------------------
                                                              Cost             Gains            Losses            Value
----------------------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury                                              $3,005               $72            -----            $3,077
  U. S. Government Agencies                                  25,220               466            -----            25,686
  Mortgage Backed                                             3,865               101            -----             3,966
  Mutual funds                                                2,638             -----            ($151)            2,487
----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                                 34,728               639             (151)           35,216
----------------------------------------------------------------------------------------------------------------------------
Held to Maturity:
  U.S. Treasury                                               1,000                 7            -----             1,007
  U.S. Government agencies                                    3,496                38            -----             3,534
  State and municipal (nontaxable)                            4,213               116            -----             4,329
  Mortgage Backed                                             1,927                35            -----             1,962
----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                                   10,636               196            -----            10,832
Federal Reserve Bank Stock                                      537             -----            -----               537
----------------------------------------------------------------------------------------------------------------------------
    Total                                                    11,173               196            -----            11,369
----------------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio                 $45,901              $835            ($151)          $46,585
============================================================================================================================

As of December 31, 1999 and 1998 investment securities with carrying values of approximately $36.9 million and $18.6 million, respectively, were pledged as collateral for deposits of public funds and other purposes. Investment in Federal Reserve Bank stock is carried at cost, which is approximately equal to its market value.

The  following  tables  provide  the  scheduled   maturities  of  the  Company's
investment securities portfolio as of December 31, 1999:

Maturity of investment securities portfolio
(dollars in thousands)                               December 31, 1999
                                            ------------------------------------
                                                 Amortized            Fair
     Securities available for sale                 Cost               Value
                                            ------------------------------------
Due in one year or less                            $11,315           $11,296
Due after one year through five years               24,760            24,499
Due after five years through ten years               7,448             7,308
Due after ten years                                 18,646            18,007
                                            ------------------------------------
  Total                                             62,169            61,110
                                            ------------------------------------
     Securities held to maturity
Due in one year or less                              1,455             1,463
Due after one year through five years                  679               680
Due after five years through ten years                 369               344
Due after ten years                                  5,980              5196
                                            ------------------------------------
  Total                                              8,483             7,683
                                            ------------------------------------
     Non-maturity investments
Available for sale - Mutual Funds                    2,518             2,364
Held to maturity - FRB Stock                           559               559
                                            ------------------------------------
  Total                                              3,077             2,923
                                            ------------------------------------
    Total Investment securities                    $73,729           $71,716
                                            ====================================

Mutual funds consist of several funds invested in U. S. Government securities and government issued adjustable rate mortgages (ARMS).

Interest income earned on U. S. Treasury, U. S. Government agencies and state and municipal securities for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                        Interest income
(dollars in thousands)                                      1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury                                             $147              $293             $280
  U.S. Government agencies                                 1,396             2,008            2,110
  Mortgage-backed                                            851               301              373
  Asset-backed                                                72             -----            -----
  Trust preferred                                            301             -----            -----
  Mutual funds                                               122               147              219
Securities held to maturity:
  U.S. Treasury                                               24                97              132
  U.S. Government agencies                                   115               260              453
  State and municipal (nontaxable)                           274               175              141
  Mortgage-backed                                             90               146              190
  Federal Reserve Bank                                        32                31               31
-----------------------------------------------------------------------------------------------------------
     Interest income                                      $3,424            $3,458           $3,929
===========================================================================================================

NOTE 5 - Loans

A summary of loans as of December 31, 1999, 1998 and 1997 is as follows:

(dollars in thousands)                                      1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Commercial and other                                      $107,415           $91,866          $94,029
SBA                                                         46,031            37,019           39,409
Leasing                                                     16,633             3,768            -----
Factoring and asset-based                                    9,901             7,393            4,915
Real estate construction                                    40,620            32,340           17,818
Real estate term                                            96,434            80,009           64,403
Consumer                                                    10,764             9,647            9,042
Unearned fee income                                           (837)             (662)            (644)
-----------------------------------------------------------------------------------------------------------
  Total loan and lease portfolio                           326,961           261,380          228,972
Less allowance for loan or lease losses                     (5,284)           (4,778)          (4,493)
-----------------------------------------------------------------------------------------------------------
     Loans and leases, net                                $321,677          $256,602         $224,479
===========================================================================================================

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan and lease portfolio, a substantial portion of its customers' ability to honor contracts is reliant upon the economic stability of the Santa Clara Valley, which in some degree relies on the stability of high technology companies in its "Silicon Valley." Loans and leases are generally made on the basis of a secure repayment source, which is based on a detailed cash flow analysis; however, collateral is generally a secondary source for loan qualification.

Approximately 29% of the Company's loan and lease portfolio is made up of real estate term loans. This category of real estate loans includes loans on income-bearing commercial properties. In addition, 12% of the loan and lease portfolio is made up of real estate construction loans. These loans consist of approximately 37% residential and 63% commercial. Included in Consumer loans are Prime equity loans of $5.3 million or approximately 2% of the total loan portfolio. Included in the commercial category are mortgage warehouse loans, loans to real estate developers for short-term investment purposes and loans to nondevelopers for real estate investment purposes that amount to approximately 4% of the total loan portfolio. This amounts to approximately 47% of the loan portfolio directly related to real estate or real estate interests. Approximately 33% of the total loan portfolio is commercial loans; however, no particular industry represents a significant portion of such loans.

The following is an analysis of the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997:

(dollars in thousands)                                      1999              1998             1997
-----------------------------------------------------------------------------------------------------------
Balance, beginning of year                                  $4,778             $4,493          $4,005
Provision for loan or lease losses                             495                300             705
Charge-offs                                                   (152)              (234)           (288)
Recoveries                                                     163                219              71
-----------------------------------------------------------------------------------------------------------
Balance, end of year                                        $5,284             $4,778          $4,493
===========================================================================================================

At December 31, 1999 and 1998, impaired loans totaled $1.4 million and $403 with a corresponding valuation allowance of $224 and $27, respectively. For the years ended December 31, 1999 and 1998, the average recorded investment in impaired loans was approximately $475 and $733, respectively. The Company recognized $41, $60 and $46 of interest on impaired loans (during the portion of the year they were impaired), of which $40, $8 and $39 related to impaired loans for which interest income is recognized on the cash basis for the years ended December 31, 1999, 1998 and 1997, respectively.

The balance of nonaccrual loans as of December 31, 1999 and 1998 was approximately $1.4 million and $197, respectively. The effect on interest income had these loans been performing in accordance with contractual terms was $132 in 1999, $22 in 1998, and $61 in 1997. Income actually recognized on these loans was $112 in 1999, $21 in 1998 and $32 in 1997.

The Company has made loans to executive officers, directors and their affiliates in the ordinary course of business. An analysis of activity with respect to such loans during the years ended December 31, 1999, 1998 and 1997 is as follows:

(dollars in thousands)                                      1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Balance, beginning of year                                $1,749            $1,223           $1,652
New loans disbursed                                        2,717             1,340              495
Repayments of loans                                       (1,725)             (814)            (924)
-----------------------------------------------------------------------------------------------------------
Balance, end of year                                      $2,741            $1,749           $1,223
===========================================================================================================

As of December 31, 1999, loans of approximately $11 million were pledged as collateral for the Federal Reserve Discount Window.

NOTE 6 - Premises and Equipment

A summary of premises and equipment as of December 31, 1999 and 1998 is as follows:

(dollars in thousands)                                    1999             1998
--------------------------------------------------------------------------------
Land                                                     $829              $829
Buildings and improvements                              3,153             3,109
Furniture and equipment                                 2,371             1,748
--------------------------------------------------------------------------------
     Premises and equipment                             6,353             5,686
Less accumulated depreciation and amortization          2,541)           (1,916)
--------------------------------------------------------------------------------
     Premises and equipment, net                       $3,812            $3,770
===========================================================++++=================

NOTE 7 - Time Deposits

As of December 31, 1999 and 1998, the Bank had $85 million and $68 million, respectively, in time deposits in denominations of $100 or more. Interest expense for these deposits was $3.9 million and $3.3 million in 1999 and 1998, respectively. Time deposits in denominations of $100 or more which mature in greater than one year was $54.6 million as of December 31, 1999.

On December 4, 1998 the Bank raised $10 million through the placement of a ten year synthetic floating rate certificate of deposit. The instrument consists of two linked transactions, a callable interest rate swap and callable fixed rate certificate of deposit. Under the swap agreement the Bank pays LIBOR plus five basis points and receives 6% for a period of ten years. The swap is callable after one year by the issuer. Simultaneously, the Bank issued a callable 6% fixed rate 10 year certificate of deposit. The certificate of deposit does not have any early redemption clauses, other then by death of the holder. Effectively, the Bank's rate of interest on the combined transaction is LIBOR plus five basis points.

NOTE 8 - Other Short-term Borrowings

Other short-term borrowings include federal funds purchased and securities sold under agreements to repurchase and information relating to these borrowings are summarized below:

(dollars in thousands)                                      1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Federal funds purchased
   Balance at December 31,                                    $500            $5,000            -----
   Weighted average interest rate at year end                 5.50%             5.50%           -----
   Maximum amount outstanding at any month end              22,000             5,000           $6,000
   Average outstanding balance                               1,801               380              834
   Weighted average interest rate paid                        5.54%             6.40%            5.93%
Securities sold under agreements to repurchase
   Balance at December 31,                                 $10,497             -----          $16,000
   Weighted average interest rate at year end                 5.80%            -----             5.72%
   Maximum amount outstanding at any month end              15,559           $12,000           16,000
   Average outstanding balance                               7,421             3,762           11,236
   Weighted average interest rate paid                        5.61%             5.59%            5.77%

Any securities used under securities sold under agreements to repurchase are under the control of the Bank. Securities subject to the agreement to repurchase represent securities held by the Bank in its securities available for sale portfolio with a total amortized cost of $13.3 million and a market value of $13.1 million as of December 31, 1999.

The  Company's   bank   subsidiary  has  informal   arrangements   with  various
correspondents providing short-term credit for liquidity requirements; such informal lines aggregated $22 million at December 31, 1999.

NOTE 9 - Accumulated other Comprehensive Income

Accumulated  other  comprehensive  income  is as  follows  for the  years  ended
December 31, 1999, 1998, and 1997:

--------------------------------------------------------------- -------------- --------------- --------------
                                                                    1999            1998           1997
--------------------------------------------------------------- -------------- --------------- --------------
Realized losses on securities available for sale, net                $(51)           $(4)           $(47)
Unrealized  (loss)appreciation  of  securities  held for sale,     (1,099)           199              90
net
--------------------------------------------------------------- -------------- --------------- --------------
Other comprehensive (loss) income                                 ($1,150)          $195             $43
=============================================================== ============== =============== ==============

NOTE 10 - Earnings per Share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows:

                                                                For the year ended December 31, 1999
-------------------------------------------------------------------------------------------------------------
                                                                                                Per share
                                                           Net income           Shares           amount
-------------------------------------------------------------------------------------------------------------
Net income and basic EPS                                     $5,808                  2,375           $2.45
                                                                                             ================
Effect of stock option dilutive shares                                                 135
--------------------------------------------------------------------------------------------
Diluted EPS                                                                          2,510           $2.31
=============================================================================================================
                                                                For the year ended December 31, 1998
-------------------------------------------------------------------------------------------------------------
Net income and basic EPS                                     $5,541                  2,484           $2.23
                                                                                             ================
Effect of stock option dilutive shares                                                 143
--------------------------------------------------------------------------------------------
Diluted EPS                                                  $5,541                  2,627           $2.11
=============================================================================================================
                                                                For the year ended December 31, 1997
                                                        -----------------------------------------------------
Net income and basic EPS                                     $5,114                  2,508           $2.04
                                                                                             ================
Effect of stock option dilutive shares                                                 132
--------------------------------------------------------------------------------------------
Diluted EPS                                                  $5,114                  2,640           $1.94
=============================================================================================================

NOTE 11 - Income Taxes

Income tax expense for the years ended December 31, 1999, 1998 and 1997 consists of the following:

(dollars in thousands)                                       1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Current:
  Federal                                                     $3,218           $3,120            $3,208
  State                                                          996              911               921
-----------------------------------------------------------------------------------------------------------
     Total current                                             4,214            4,031             4,129
-----------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                       (183)             (45)             (281)
  State                                                          (47)             (11)              (75)
-----------------------------------------------------------------------------------------------------------
    Total deferred                                              (230)             (56)             (356)
-----------------------------------------------------------------------------------------------------------
       Income taxes                                           $3,984           $3,975            $3,773
===========================================================================================================

Total income tax expense differed from the amount computed by applying the U. S. federal income tax rates of 34% in years ended December 31, 1999, 1998 and 1997 to income before income taxes as a result of the following:

(dollars in thousands)                                       1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Computed "expected " tax expense                              $3,329           $3,235            $3,021
California franchise tax, net of federal income tax              627              610               558
Amortization of intangible assets                                136              136               142
Federal tax-exempt investment income                             (97)             (52)              (42)
Other                                                            (11)              46                94
-----------------------------------------------------------------------------------------------------------
     Income taxes                                             $3,984           $3,975            $3,773
===========================================================================================================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are presented below:

(dollars in thousands)                                       1999             1998
------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan and lease losses                         $1,850           $1,592
  Purchase accounting adjustments                                 95              137
  Foreclosure income                                              43               43
  State taxes                                                    337              286
  Deferred compensation                                          105              114
  Securities available for sale                                  567             ----
  Other                                                           72              100
------------------------------------------------------------------------------------------
    Total gross deferred tax assets                            3,069            2,272
------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Securities available for sale                                 ----              200
  Depreciation and amortization                                   81               81
------------------------------------------------------------------------------------------
    Total gross deferred tax liabilities                          81              281
------------------------------------------------------------------------------------------
      Net deferred tax assets                                 $2,988           $1,991
==========================================================================================

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1998 are primarily as a result of adjustments to conform to tax returns as filed.

Deferred tax assets related to purchase accounting adjustments include the tax effect of fair market value adjustments of the assets and liabilities of businesses acquired. The Company believes that the net deferred tax asset is realizable through sufficient taxable income within the carryback periods and the current year's taxable income.

NOTE 12 - Detail of Other Expense

Other expense for the years ended December 31, 1999, 1998 and 1997 consists of the following:

(dollars in thousands)                                      1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Data processing                                               $604              $663             $441
Amortization of core deposit intangibles and goodwill          456               457              473
Legal and professional fees                                    506               315              331
Client services                                                437               443              345
Business promotion                                             389               332              369
Directors and shareholders                                     339               282              332
Net cost of other real estate owned                          -----                 3              (72)
Other                                                        1,505             1,440            1,241
-----------------------------------------------------------------------------------------------------------
  Total                                                     $4,236            $3,935           $3,460
===========================================================================================================

NOTE 13 - Stock Option Plan

During 1996 the shareholders of the Company approved the 1996 Stock Option Plan (the "Plan"), which replaced the then existing two stock option plans. The 1996 Stock Option Plan is described below. In accordance with APB 15, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts for options granted for the years 1998, 1998 and 1997 indicated below:

(dollars in thousands)                                       1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Net income:
  As reported                                                 $5,808           $5,541            $5,114
  Pro forma                                                    4,663            4,854             4,850
-----------------------------------------------------------------------------------------------------------
Net income per share:
  Basic, as reported                                           $2.45            $2.23             $2.04
  Basic, pro forma                                              1.96             1.95              1.93
-----------------------------------------------------------------------------------------------------------
  Diluted, as reported                                         $2.31            $2.11             $1.94
  Diluted, pro forma                                            1.86             1.85              1.84

The above amounts include the impact on net income and net income per share for options granted during the years 1995 through 1999; such amounts would have been substantially different if options granted prior to 1995 had been included in the computation.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in the following years:

Assumptions:                                                   1999              1998             1997
--------------------------------------------------------- ---------------- ----------------- ----------------
   Dividend yield                                                2.0%             1.8%              1.3%
   Volatility                                                   46.7%            50.0%             53.0%
   Risk free interest rates                                      5.4%             5.0%              6.4%
   Expected lives (years)                                        7.2              6.4               6.5


The 1996 Stock Option Plan provides that either incentive stock options or nonstatutory stock options may be granted to certain key employees or directors to purchase authorized, but unissued, Common Stock of the Company. Shares may be purchased at a price not less than the fair market value of such stock on the date of the grant. Generally, stock options become exercisable 40% one year after the date of grant and 20% in each of the following three years. They expire no later than ten years after the date of the grant. The Plan provides that outside directors will automatically receive a nonstatutory option covering 5,000 shares annually at an exercise price equal to 100% of the market price of the Common Stock on the date of grant. The 1996 Stock Option Plan replaced the previous two plans which had similar provisions. If options granted under the prior plans expire without being exercised, the corresponding common shares shall become available for awards under the Plan. During 1999, 1,080 shares became available under this provision. The number of shares available for future grants of options under the 1996 Stock Option Plan was 153,487 as of December 31, 1999.

Activity under the stock plans is as follows:

                                                                  Weighted
                                                  Number           Average
                                                    of            Exercise
Options                                           Shares            Price
--------------------------------------------------------------------------------
Balances, December 31, 1996                       252,518           $11.40
  Granted                                         100,070            25.60
  Cancelled                                       (15,075)           15.70
  Exercised                                       (23,553)            8.76
--------------------------------------------------------------------------------
Balances, December 31, 1997                       313,960            15.92
  Granted                                         371,200            31.26
  Cancelled                                      (198,230)           35.25
  Exercised                                       (35,080)           15.08
--------------------------------------------------------------------------------
Balances, December 31, 1998                       451,850            20.09
--------------------------------------------------------------------------------
  Granted                                         158,170            27.93
  Cancelled                                       (30,182)           25.74
  Exercised                                       (19,798)           13.90
--------------------------------------------------------------------------------
Balances, December 31, 1999                       560,040           $22.22
================================================================================

The weighted-average fair value of options granted during 1999, 1998 and 1997 was $12.34, $14.38 and $13.28 respectively.

The following table summarizes options outstanding and exercisable at December 31, 1999:

                                       Options Outstanding                                  Options Exercisable
                  -----------------------------------------------------------------------------------------------------------
                          Number                                                         Number               Weighted
    Range of            Outstanding                 Weighted Average                  Exercisable              Average
    Exercise               as of             Remaining           Exercise                as of                Exercise
     Prices          December 31, 1999          Life              Price            December 31, 1999            Price
-----------------------------------------------------------------------------------------------------------------------------
  $5.38 -  $9.31          15,400                   3.38             $6.46                  15,400                $6.46
  11.50 -  11.50          92,500                   5.57              9.34                  92,500                 9.34
  13.38 -  16.75          56,930                   6.41             16.22                  43,870                16.29
  17.31 -  25.00          68,460                   7.13             23.99                  43,220                23.78
  25.38 -  26.56          16,450                   9.05             26.55                     120                25.38
  26.69 -  26.69         171,360                   8.81             26.69                  67,512                26.69
  27.19 -  34.25         138,940                   9.28             28.11                   -----                -----
-----------------------------------------------------------------------------------------------------------------------------
 $5.38  - $34.25         560,040                   7.80            $22.22                 262,622               $17.18
=============================================================================================================================

Options exercisable as of December 31, 1998 and 1997 were 163,674 and 126,679 and had weighted average exercise prices of $13.24 and $11.54 respectively.

NOTE 14 - Commitments and Contingent Liabilities

In the normal course of business, there are outstanding commitments, such as commitments to extend credit, which are not reflected in the consolidated financial statements. These commitments involve, to varying degrees, credit risk in excess of the amount recognized as either an asset or liability in the consolidated balance sheet. The Company controls the credit risk through its credit approval process. The same credit policies are used when entering into such commitments. Management does not anticipate any loss from such commitments. Amounts committed to extend credit under normal lending agreements aggregated approximately $164 million and $139 million for undisbursed variable loan commitments and approximately $5.6 million and $6.3 million for commitments under unused standby letters of credit and other guarantees at December 31, 1999 and 1998, respectively.

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

The Company is obligated under its lease agreements for 95 South Market Street, San Jose and 50 Oak Court, Danville under a noncancelable operating leases through September 2004 and July 2001, respectively. The leases are subject to periodic adjustments based on changes in the CPI. The following table shows future minimum payments under the leases as of December 31, 1999:

-------------------------------------------------------------
Years Ending December 31,
(in thousands)
2000                                              $314
2001                                               269
2002                                               236
2003                                               236
2004                                               177
Total minimum lease payments
=============================================================

Total minimum lease payments to be received under noncancelable operating subleases at December 31, 1999 were approximately $890; these payments are not reflected in the above table. Total rent expense was $330, $281, and $90 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 as of December 31, 1999 and 1998:

Fair Value of Financial Instruments
(dollars in thousands)                                           1999                    1998
--------------------------------------------------------------------------------------------------------
                                                        Carrying       Fair      Carrying      Fair
Financial assets                                          Value       Value        Value       Value
--------------------------------------------------------------------------------------------------------
Cash and due from banks                                  $11,180     $11,180      $11,239     $11,239
Money market investments                                   5,650       5,653       22,285      22,298
Investment securities                                     72,516      71,716       46,389      46,563
Loans and leases, net                                    321,677     322,298      256,602     261,479
Accrued interest receivable                                2,209       2,209        1,600       1,600
Financial liabilities
--------------------------------------------------------------------------------------------------------
Deposits                                                 370,742     368,919      302,442     289,147
Federal funds purchased, securities sold under
  repurchase agreements and other borrowings              11,637      11,656        5,743       5,748
Off-balance sheet
Financial Instruments
--------------------------------------------------------------------------------------------------------
Interest rate floor contract purchased                     -----       -----          100          82

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments, not previously discussed above, are described below:

Financial instruments with fair value approximate to carrying value - The carrying value of cash and due from banks, money market investments, accrued interest receivable, noninterest-bearing demand accounts, interest-bearing demand, money market and savings deposit accounts, accrued interest receivable and expense approximates fair value due to the short-term nature of these financial instruments.

Investment securities - The estimated fair values of securities by type are based on quoted market prices when available.

Loans and leases - The carrying amount of loans and leases is net of unearned fee income and the reserve for loan and lease losses. The fair valuation calculation process differentiates loans and leases based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and respective interest rate. Discount rates presented in the paragraphs below have a wide range due to the Company's mix of fixed and variable rate products.

The fair value of loans and leases is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans and leases with similar characteristics and remaining maturity. Most of the discount rates applied to these loans were between 8.2% and 10.6% at December 31, 1999.

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

NOTE 16 - SJNB Financial Corp.
(Parent Company Only)

The following are the financial statements of SJNB Financial Corp. (parent company only):

----------------------------------------------------------------------------------------------------------------------------
Balance Sheets
December 31, 1999 and 1998
(dollars in thousands)                                                                         1999             1998
----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents                                                                            $1,141               $50
Investment in the Bank                                                                          36,341            34,603
Other assets                                                                                       347               829
----------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                              $37,829           $35,482
============================================================================================================================
Liabilities and Shareholders' Equity
Total liabilities-Accounts payable                                                               -----             -----
----------------------------------------------------------------------------------------------------------------------------
Common stock                                                                                   $15,796           $16,776
Retained earnings                                                                               22,883            18,406
Net unrealized (loss) gain on securities available for sale                                       (850)              300
----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                 37,829            35,482
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                                $37,829           $35,482
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
Statements of Income
Years Ended December 31, 1999, 1998 and 1997
(dollars in thousands)                                                       1999              1998             1997
----------------------------------------------------------------------------------------------------------------------------
Cash dividend received from Bank                                              $3,779           $4,470            $2,600
Interest income and fees on loans                                                 11                8                13
Other expense                                                                   (202)            (118)              (84)
----------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                            3,588            4,360             2,529
Income tax benefit                                                                75               45                28
----------------------------------------------------------------------------------------------------------------------------
Income before undistributed income of the Bank                                 3,663            4,405             2,557
Equity in undistributed income of the Bank                                     2,145            1,136             2,557
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $5,808           $5,541            $5,114
============================================================================================================================

Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997
(dollars in thousands)                                                       1999              1998             1997
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                  $5,808           $5,541            $5,114
    Adjustments to reconcile net income to net cash
        used in operating activities:
        Increase in other assets                                                (213)            (172)              (19)
        Equity in undistributed income of the Bank                            (2,145)          (1,136)           (2,557)
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                            3,450            4,233             2,538
----------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
    Cash dividend                                                             (1,330)          (1,390)           (1,123)
    Common stock repurchased                                                  (3,104)          (3,498)           (2,495)
    Stock options exercised                                                    2,075              529               206
----------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                               (2,359)          (4,359)           (3,412)
----------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents                              1,091             (126)             (874)
  Cash and equivalents at beginning of year                                       50              176             1,050
----------------------------------------------------------------------------------------------------------------------------
  Cash and equivalents at end of year                                         $1,141              $50              $176
============================================================================================================================
Noncash transaction:
  Contribution of stock used in the acquisition of Epic Funding Corp.          -----             $501             -----
============================================================================================================================

NOTE 17 - Regulatory Matters

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

The Federal Reserve Board risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for loan and lease losses up to 1.25% of risk weighted assets. The total of Tier 1 and Tier 2 capital, less investments in unconsolidated subsidiaries, represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. The leverage capital ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum leverage capital ratio is 3%, most banking organizations are required to maintain leveraged capital ratios of at least 100 to 200 basis points above the 3%.

The table below summarizes the Tier 1 and total risk-based capital ratios and leverage capital ratios of the Company and the Bank as of the dates indicated:

Risk-based and Leverage Capital Ratios
(dollars in thousands)
                                                               December 31, 1999                   December 31, 1998
                                                       ----------------------------------------------------------------------
Company-Risk-based                                          Amount            Ratio            Amount            Ratio
                                                       ----------------------------------------------------------------------
Tier 1 capital                                                $34,971          9.80%             $30,798         10.56%
Tier 1 capital minimum requirement                             14,274          4.00               11,664          4.00
                                                       ----------------------------------------------------------------------
  Excess                                                      $20,697          5.80%             $19,134          6.56%
                                                       ======================================================================
Total capital                                                 $39,442         11.05%             $34,457         11.82%
Total capital minimum requirement                              28,549          8.00               23,328          8.00
                                                       ----------------------------------------------------------------------
  Excess                                                      $10,893          3.05%             $11,129          3.82%
                                                       ======================================================================
Risk-adjusted assets                                         $356,861                           $291,602
                                                       =================                  =================

Company-Leverage
Tier 1 capital                                                $34,971          8.36%             $30,798          9.10%
Minimum leverage ratio requirement                             16,727          4.00               13,542          4.00
                                                       ----------------------------------------------------------------------
  Excess                                                      $18,244          4.36%             $17,256          5.10%
                                                       ======================================================================
Average total assets                                         $418,177                           $338,544
                                                       =================                  =================

Bank-Risk-based
Tier 1 capital                                                $33,421          9.46%             $30,125          10.33%
Tier 1 capital minimum requirement                             14,132          4.00               11,661           4.00
                                                       ----------------------------------------------------------------------
  Excess                                                      $19,288          5.46%             $18,464           6.33%
                                                       ----------------------------------------------------------------------
Total capital                                                 $37,848         10.71%             $33,783          11.59%
Total capital minimum requirement                              28,265          8.00               23,322           8.00
                                                       ----------------------------------------------------------------------
  Excess                                                       $9,583          2.71%             $10,461           3.59%
                                                       ======================================================================
Risk-adjusted assets                                         $353,307                           $291,524
                                                       =================                  =================

Bank-Leverage
Tier 1 capital                                                $33,421          7.99%             $30,125           8.88%
Minimum leverage ratio requirement                             16,729          4.00               13,567           4.00
                                                       ----------------------------------------------------------------------
  Excess                                                      $16,692          3.99%             $16,558           4.88%
                                                       ======================================================================
Average total assets                                         $418,230                           $339,166
                                                       =================                  =================

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, or 3% in some cases. Under these guidelines, the Company and the Bank were considered well capitalized at December 31, 1999 and 1998.

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

The ability of the Company to pay dividends largely depends upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Company in the form of loans, advances or dividends. Under national banking law, without the prior approval of the Comptroller of the Currency, the Bank may not declare dividends in any calendar year that exceed the Bank's net profits for that year, as defined by statute, combined with its net retained profits, as defined, for the preceding two years. As of December 31, 1999, the Bank may initiate dividend payments without prior regulatory approval of up to $7.1 million.

Note 18 - Subsequent Event - Acquisition of Saratoga Bancorp

On January 5, 2000, the Company acquired all of the outstanding shares of common stock of Saratoga Bancorp, the parent company of Saratoga National Bank, pursuant to an exchange of the Company's common stock for all common stock of Saratoga Bancorp. Saratoga National Bank, headquartered in Saratoga, California, operated three branches and as of the acquisition date had $142 million in assets and $103 million in deposits. Saratoga's San Jose office, which was located near SJNB's San Jose office was consolidated into SJNB's San Jose office in January 2000. The shareholders of Saratoga received 0.70 shares of the Company's common stock for each outstanding share of Saratoga common stock. Based on the closing price of the Company's stock on January 5, 2000 of $29.125 the transaction is valued at approximately $34.2 million, excluding the value of any unexercised options, and each Saratoga shareholder received SJNB common stock valued at $20.39 per share. The merger has been accounted for as a pooling of interests.

The following unaudited pro forma combined financial information, based on the historical financial statements of the parties, summarizes the combined results of operations of the Company and Saratoga Bancorp on a pooling of interests basis, as if the combination had been consummated on January 1 of each of the periods presented. These pro forma financials are simply arithmetical combinations of the Company's and Saratoga Bancorp's separate financial results, which do not reflect any direct costs or potential savings which are expected to result from the consolidation of the operations and are not indicative of the results of future operations. Excluded from the 1999 results of operations is approximately $330, net of taxes, of costs directly related to the merger. No assurances can be given with respect to the ultimate level of expense savings. Earnings per share were calculated using the exchange ratio of .70 as described above.

(in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------
Unaudited                                                    As of or for the year ended December 31,
-----------------------------------------------------------------------------------------------------------
                                                              1999              1998              1997
-----------------------------------------------------------------------------------------------------------
Total assets                                                $568,202           $494,736         $455,963
Loans and leases                                             400,780            335,943          292,737
Deposits                                                     473,734            405,857          361,391
Shareholders' equity                                          53,291             50,739           46,764
===========================================================================================================
Net interest income                                          $27,471            $25,603          $23,562
Provision for loan and lease losses                             (861)              (436)            (705)
Other income                                                   2,737              1,824            1,490
Other expense                                                (16,691)           (14,462)         (12,888)
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                    12,656             12,529           11,459
Income taxes                                                  (4,949)            (5,040)          (4,749)
-----------------------------------------------------------------------------------------------------------
Net income                                                    $7,707             $7,489           $6,710
===========================================================================================================
Net income per share - basic                                   $2.21              $2.06            $1.86
Net income per share - diluted                                  2.07               1.92             1.74
===========================================================================================================


ITEM 9:   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

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


ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

Information concerning executive compensation is incorporated by reference to the text under the caption "Executive Compensation and Transactions with Directors and Officers" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the text under the captions "Security Ownership of Directors and Management" and "Security Ownership of Certain
Beneficial Owners" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information concerning certain relationships and related transactions is incorporated by reference to the text under the caption "Executive Compensation and Transactions with Directors and Officers" of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.


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

See Index to Financial Statements on page 35 hereof.

(a) 2. Financial statements schedules required. None. (Information included in Financial Statements).

(a) 3. Exhibits

The following exhibits are filed as part of this report:

     Exhibit Number

(2)a. Agreement and Plan of Merger by and among the Registrant, Saratoga Bancorp and Saratoga National Bank, dates as of August 27, 1999, is hereby incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 as filed on October 14, 1999, under Registration No. 333-89013.

(3)(i). The Registrant's Restated Articles of Incorporation, as amended are hereby incorporated by reference to Exhibit (3) a. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(3)(ii). The Registrant's restated Bylaws, as amended as of January 26, 2000 and February 23, 2000.

*(10)a.   The   Registrant's   1992   Employee   Stock  Option  Plan  is  hereby
          incorporated by reference from Exhibit 4.1 of the Registrant's on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)b. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit (10) b. of the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

*(10)i.   The Saratoga Bancorp 1982 Stock Option Plan.

*(10)j.   The Saratoga Bancorp 1994 Stock Option Plan (Amended).

*(10)k.   Forms of Incentive Stock Option Agreement, Non-Statutory  Stock Option
          Agreement  and  Non-Statutory   Stock  Option  Agreement  for  Outside
          Directors.

*(10)l. Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10)m. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

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

(10)p. Agreement of Purchase and Sale dated July 27, 1988 for 12000 Saratoga-Sunnyvale Road, Saratoga, CA.

(10)q. Form of Director Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively.

(10)r. Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively.

(10)s. Form of Director Surrogate Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively.

(10)t. Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively.

(10)u. Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively.

(10)v. Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively.

(10)w. Richard L. Mount Executive Supplemental Compensation Agreement dated September 24, 1998.

(10)x. Richard L. Mount Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998.

(10)y.    Richard L. Mount Executive Benefits Agreement dated June 18, 1999.

(22)      Subsidiary of Registrant.

(23)      Consent of KPMG LLP.

(27)      Financial Data Schedule.

*    Indicates management contract or compensation plan or arrangement.


(b)       Reports on Form 8-K

     Registrant:  Current Report of Form 8-K filed on December 16, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 29, 2000                     SJNB Financial Corp.

By: /s/J.R. Kenny                            By: /s/E.E. Blakeslee
    ---------------------------------            -----------------------------
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

/s/ J.R. Kenny                               /s/ F.J. Gorry
---------------------------------            ---------------------------------
James R. Kenny                               F. Jack Gorry, Director
President, Chief Executive Officer           February 29, 2000
and Director
(Principal Executive Officer)
February 29, 2000

/s/ E.E. Blakeslee                           /s/ A.K. Lund
---------------------------------            ---------------------------------
Eugene E. Blakeslee                          Arthur K. Lund, Director
Executive Vice President and                 February 29, 2000
Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer
February 29, 2000

/s/ R.S. Akamine                             /s/ L. Oneal
---------------------------------            ---------------------------------
Ray S. Akamine, Director                     Louis Oneal, Director
February 29, 2000                            February 29, 2000

/s/ R.A. Archer                              /s/ D. Rubino
---------------------------------            ---------------------------------
Robert A. Archer                             Diane Rubino, Director
Chairman and Director                        February 29, 2000
February 29, 2000

/s/ A.B. Bruno                               /s/ D.L. Shen
---------------------------------            ---------------------------------
Albert V. Bruno, Director                    Douglas L. Shen, Director
February 29, 2000                            February 29, 2000

/s/ R. Diridon                               /s/ G.S. Vandeweghe
---------------------------------            ---------------------------------
Rod Diridon,Sr., Director                    Gary S. Vandeweghe
February 29, 2000                            February 29, 2000

SJNB Financial Corp.

                                    Form 10-K

                                    Exhibits

                                December 31, 1999


The following exhibits are filed as part of this report:

(2)a. Agreement and Plan of Merger by and among the Registrant, Saratoga Bancorp and Saratoga National Bank, dates as of August 27, 1999, is hereby incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 as filed on October 14, 1999, under Registration No. 333-89013.

(3)(i). The Registrant's Restated Articles of Incorporation, as amended are hereby incorporated by reference to Exhibit (3) a. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(3)(ii). The Registrant's restated Bylaws, as amended as of January 26, 2000 and February 23, 2000.

*(10)a.   The  Registrant's  1992  Employee  Stock    Option  Plan   is   hereby
          incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)b. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit (10) b. of the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)c. The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)d The form of Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from
          Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)e. The Registrant's Amended 1996 Stock Option Plan is incorporated by reference to exhibit 99.1 of the Registrant's Form S-8 filed June 15, 1999, under Registration No. 333-80683.

*(10)f. The form of Nonstatutory Stock Option Agreement for outside Directors being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998

*(10)g. The form of Nonstatutory Stock Option Agreement for Employees being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) g. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)h. The form of Incentive Stock Option Agreement being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) h. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)i.   The Saratoga Bancorp 1982 Stock Option Plan.

*(10)j.   The Saratoga Bancorp 1994 Stock Option Plan (Amended).

*(10)k.   Forms of Incentive Stock Option  Agreement, Non-Statutory Stock Option
          Agreement  and  Non-Statutory   Stock  Option  Agreement  for  Outside
          Directors.

*(10)l. Agreement between James R. Kenny and SJNB Financial Corp.and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10)m. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

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

(10)p. Agreement of Purchase and Sale dated July 27, 1988 for 12000 Saratoga-Sunnyvale Road, Saratoga, CA.

(10)q. Form of Director Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively.

(10)r. Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively.

(10)s. Form of Director Surrogate Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively.

(10)t. Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively.

(10)u. Form of Officer Supplemental Compensation A greement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively.

(10)v. Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively.

(10)w. Richard L. Mount Executive Supplemental Compensation Agreement dated September 24, 1998.

(10)x. Richard L. Mount Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998.

(10)y.    Richard L. Mount Executive Benefits Agreement dated June 18, 1999.

(22)      Subsidiary of Registrant.

(23)      Consent of KPMG LLP.

(27)      Financial Data Schedule.

*    Indicates management contract or compensation plan or arrangement.