Form 10-K/A
period 1999-12-31
SJNB FINANCIAL CORP
filed 2000-03-13
CIK 721161

United States
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-11771

                              SJNB Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                           77-0058227
--------------------------------                       -----------------------
(State or other jurisdiction of                            I.R.S. Employer
 incorporation or organization)                          Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA                95113
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on a market value of $29.00 per share (the closing price of the Common Stock, as of February 29, 2000) was $85,774,000

Number of shares of common stock outstanding as of February 29, 2000: 3,617,408 shares

                      Documents incorporated by reference:

Portions of the registrant's definitive proxy statement for the registrant's 2000 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.

----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 1999,  1998 and 1997
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                          1999             1998              1997
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                   $5,808           $5,541            $5,114
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                         495              300               705
      Depreciation and amortization                                               626              546               529
      Amortization of intangibles                                                 456              457               473
      Deferred tax benefit                                                       (230)             (56)             (356)
      Loss on sale of securities available for sale                                51                4                47
      Net gain on sale of other real estate owned                               -----            -----               (65)
      Amortization of premium (discount) on investment securities, net             10              (49)              (48)
      (Increase) decrease in intangible assets                                    (45)             (50)              237
      Increase in accrued interest receivable and other assets                 (1,643)            (253)           (2,107)
      Increase in accrued interest payable and other liabilities                  184            1,678             1,716
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                             5,712            8,118             6,245
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale or maturities of securities available for sale            16,761           32,476            18,610
  Maturities of securities held to maturity                                     6,125            4,323             2,250
  Purchase of securities available for sale                                   (46,783)         (19,008)          (18,850)
  Purchase of securities to be held to maturity                                (3,993)          (1,768)             (857)
  Proceeds from the sale of other real estate owned                             -----            -----               519
  Net increase in loans and leases                                            (65,785)         (32,274)          (30,562)
  Capital expenditures                                                           (669)            (400)             (444)
  Cash used to acquire Epic Funding Corp.                                       -----             (206)            -----
----------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                               (94,344)         (16,857)          (29,334)
----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Net increase in deposits                                                     68,300           32,097            25,706
  Increase (decrease) in other short-term borrowings                            5,997          (11,000)          (13,688)
  Cash dividends                                                               (1,330)          (1,390)           (1,123)
  Common stock repurchased                                                     (3,104)          (3,498)           (2,495)
  Common stock issued                                                           1,800            -----             -----
  Proceeds from stock options exercised                                           275              529               206
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                            71,938           16,738             8,606
----------------------------------------------------------------------------------------------------------------------------
          Net (decrease) increase in cash and equivalents                     (16,694)           7,999           (14,483)
Cash and equivalents at beginning of year                                      33,524           25,525            40,008
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                           $16,830          $33,524           $25,525
============================================================================================================================
Other cash flow information:
  Interest paid                                                               $10,639           $9,118            $8,511
  Income taxes paid                                                             4,750            2,626             3,445
============================================================================================================================
  Purchase of Epic Funding Corp.:
    Leases                                                                      -----             $149             -----
    Other assets                                                                -----              789             -----
----------------------------------------------------------------------------------------------------------------------------
      Total assets acquired                                                     -----              938             -----
  Cash paid and expenses incurred                                                                 (206)
  Liabilities assumed:
    Other liabilities                                                           -----              231             -----
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities assumed                                                 -----              231             -----
----------------------------------------------------------------------------------------------------------------------------
Common stock issued, net of registration costs                                  -----             $501             -----
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.