Form 10-K/A
period 1999-12-31
SJNB FINANCIAL CORP
filed 2000-04-10
CIK 721161

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

(in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------
Unaudited                                                    As of or for the year ended December 31,
-----------------------------------------------------------------------------------------------------------
                                                              1999              1998              1997
-----------------------------------------------------------------------------------------------------------
Total assets                                                $568,202           $494,736         $455,963
Loans and leases                                             400,780            335,943          292,737
Deposits                                                     473,734            405,857          361,391
Shareholders' equity                                          53,291             50,739           46,764
===========================================================================================================
Net interest income                                          $27,471            $25,603          $23,562
Provision for loan and lease losses                             (861)              (436)            (705)
Other income                                                   2,737              1,824            1,490
Other expense                                                (16,691)           (14,462)         (12,888)
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                    12,505             12,529           11,459
Income taxes                                                  (4,949)            (5,040)          (4,749)
-----------------------------------------------------------------------------------------------------------
Net income                                                    $7,707             $7,489           $6,710
===========================================================================================================
Net income per share - basic                                   $2.21              $2.06            $1.86
Net income per share - diluted                                  2.07               1.92             1.74
===========================================================================================================