Form 10-K/A
period 1999-12-31
SJNB FINANCIAL CORP
filed 2000-04-10
CIK 721161

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

The following unaudited pro forma combined financial information, based on the historical financial statements of the parties, summarizes the combined results of operations of the Company and Saratoga Bancorp on a pooling of interests basis, as if the combination had been consummated on January 1 of each of the periods presented. These pro forma financials are simply arithmetical combinations of the Company's and Saratoga Bancorp's separate financial results, which do not reflect any direct costs or potential savings which are expected to result from the consolidation of the operations and are not indicative of the results of future operations. Excluded from the 1999 results of operations is approximately $309, net of taxes, of costs directly related to the merger. No assurances can be given with respect to the ultimate level of expense savings. Earnings per share were calculated using the exchange ratio of .70 as described above.

(in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------
Unaudited                                                    As of or for the year ended December 31,
-----------------------------------------------------------------------------------------------------------
                                                              1999              1998              1997
-----------------------------------------------------------------------------------------------------------
Total assets                                                $568,202           $494,736         $455,963
Loans and leases                                             400,780            335,943          292,737
Deposits                                                     473,734            405,857          361,391
Shareholders' equity                                          53,291             50,739           46,764
===========================================================================================================
Net interest income                                          $27,565            $25,603          $23,562
Provision for loan and lease losses                             (861)              (436)            (705)
Other income                                                   1,865              1,824            1,490
Other expense                                                (16,064)           (14,462)         (12,888)
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                    12,505             12,529           11,459
Income taxes                                                  (5,079)            (5,040)          (4,749)
-----------------------------------------------------------------------------------------------------------
Net income                                                    $7,426             $7,489           $6,710
===========================================================================================================
Net income per share - basic                                   $2.13              $2.06            $1.86
Net income per share - diluted                                  2.00               1.92             1.74
===========================================================================================================