Form 10-K/A
period 1999-12-31
SJNB FINANCIAL CORP
filed 2000-04-21
CIK 721161

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

This Amendment No. 3 on Form 10-K is filed to correct the box on the first page regarding disclosure of delinquent filers pursuant to Item 405 of Regulation S-K because the Company has subsequently discovered certain late reports, which will be reflected in the Company's definitive proxy statement expected to be filed on or before April 24, 2000.