Form 10-Q
period 2000-03-31
SJNB FINANCIAL CORP
filed 2000-05-05
CIK 721161

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number: 0-11771

                              SJNB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

         California                                           77-0058227
--------------------------------                       -------------------------
(State or other jurisdiction of                           (I.R.S.   Employer
incorporation or organization)                            (Identification No.)

    ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA                95113
--------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

                                 (408) 947-7562
                         ------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                         ------------------------------
        (Former name, former address and former fiscal year, if changed, since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 3,677,594 shares of common stock outstanding as of May 5, 2000.

                                TABLE OF CONTENTS

                                                                            Page

PART I -  FINANCIAL INFORMATION

Item 1.-  FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Condensed Consolidated Balance Sheets                                     3
     Condensed Consolidated Statement of Operations                            4
     Condensed Consolidated Statements of Shareholders' Equity                 5
     Condensed Consolidated Statements of Cash Flows                           6
     Notes to Unaudited Condensed Consolidated Financial Statements            7

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                  8

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                         22

PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS                                                   23

Item 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS                           23

Item 3. - DEFAULTS UPON SENIOR SECURITIES                                     23

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 23

Item 5. - OTHER INFORMATION                                                   23

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K                                    23

SIGNATURES                                                                    27

                         PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                             March 31,
                                                                                                2000         December 31,
                                         Assets                                             (Unaudited)          1999
-----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                          $24,529          $18,938
Interest-bearing deposits in other banks                                                           1,743            2,042
Federal funds sold                                                                                26,500            7,000
Money market investments                                                                          29,757            5,651
Investment securities:
  Available for sale                                                                              87,715           90,878
  Held to maturity (Fair value: $20,998 at March 31, 2000
    and $20,708 at December 31, 1999)                                                             21,954           22,196
-----------------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                                 109,669          113,074
-----------------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                                 403,095          403,318
Allowance for loan and lease losses                                                               (6,551)          (6,412)
-----------------------------------------------------------------------------------------------------------------------------
  Loans and leases, net                                                                          396,544          396,906
-----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                        5,539            5,564
Accrued interest receivable                                                                        3,247            3,202
Intangibles, net of accumulated amortization of $2,730 at
   March 31, 2000 and $2,620 at December 31, 1999                                                  3,507            3,617
Other assets                                                                                      15,299           12,087
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                               $616,334         $568,081
=============================================================================================================================

                          Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                                           $109,412          $94,687
  Interest-bearing                                                                              414,300          379,046
-----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                              523,712          473,733
-----------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                                                   20,450           22,503
Other borrowings                                                                                  12,411           11,022
Accrued interest payable                                                                           2,151            1,720
Other liabilities                                                                                  4,631            5,884
-----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                           563,355          514,862
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, no par value, authorized, 5,000 shares;
     none issued or outstanding in 2000 or 1999.                                                       ----             ----
  Common stock, no par value; authorized, 20,000 shares;
     issued and outstanding, 3,618 shares at March 31, 2000
     and 3,593 shares at December 31, 1999.                                                       20,990           20,769
  Retained earnings                                                                               33,683           33,942
  Accumulated other comprehensive losses                                                          (1,694)          (1,492)
-----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                   52,979           53,219
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                       ----             ----
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholder's Equity                                                 $616,334         $568,081
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                                   Quarter ended
                                                                                                     March 31,
                                                                                        ------------------------------------
                                                                                               2000             1999
----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans and leases                                                        $10,334            $8,216
  Interest on money market investments                                                             405               268
  Interest on time deposits                                                                         25                27
  Interest and dividends on investment securities available for sale                             1,458               957
  Interest on investment securities held to maturity                                               300               306
  Other interest and investment income/expense                                                       2               (14)
----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                                       12,524             9,760
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Interest-bearing demand                                                                        559               506
    Money market and savings                                                                     1,411               779
    Certificates of deposit over $100                                                            1,516             1,158
    Certificates of deposits less than $100                                                        712               523
Federal Home Loan Bank advances                                                                    332               336
Other borrowings                                                                                   198                56
----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                                       4,728             3,358
----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                                          7,796             6,402
----------------------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses                                                                250               140
----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       loan and lease losses                                                                     7,546             6,262
----------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                                      274               212
  Other operating income                                                                           233               439
----------------------------------------------------------------------------------------------------------------------------
     Total other income                                                                            507               651
----------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                                          2,298             2,163
  Occupancy                                                                                        353               340
  Merger related costs, nonrecurring                                                             3,424              ----
  Other                                                                                          1,375             1,344
----------------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                                        7,450             3,847
----------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                                    603             3,066
Income taxes                                                                                       288             1,268
----------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                   $315            $1,798
============================================================================================================================

Net income per share - basic                                                                    $0.09             $0.51
============================================================================================================================
Net income per share - diluted                                                                  $0.08             $0.48
============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                                 (in thousands)
                                   (Unaudited)

                                                                                              Net Unrealized
                                                                                                Gain (Loss)       Total
                                                                                               on Securities      Share-
                                                                    Common       Retained        Available       holders'
Three months ended March 31, 1999                      Shares       Stock        Earnings        for Sale         Equity
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                             3,590        $21,461       $28,997          $282            $50,740
                                                                                                               -------------
Net income                                                                           1,798                            1,798
Other comprehensive income - Unrealized losses
   on securities held for sale, net                                                                 (301)              (301)
                                                                                                               -------------
Comprehensive income                                                                                                  1,497
                                                                                                               -------------
Common stock repurchased                                 (144)        (3,291)         (488)                          (3,779)
Stock options exercised                                    13            144                                            144
Cash dividends                                                                        (503)                            (503)
----------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1999                                3,459        $18,314       $29,804          ($19)           $48,099
============================================================================================================================

Three months ended March 31, 2000
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                             3,593        $20,769       $33,942       ($1,492)           $53,219
                                                                                                               -------------
Net income                                                                             315                              315
Other comprehensive income - Unrealized losses
   on securities held for sale, net                                                                 (202)              (202)
                                                                                                               -------------
Comprehensive income                                                                                                    113
                                                                                                               -------------
Stock options exercised                                    25            221                                            221
Cash dividends                                                                        (574)                            (574)
----------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2000                                3,618        $20,990       $33,683       ($1,694)           $52,979
============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                                    Quarter ended
                                                                                                      March 31,
                                                                                          -----------------------------------
                                                                                                2000             1999
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                      $315           $1,798
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                                          250              140
      Depreciation and amortization                                                                206              224
      Gain on sale of leased assets                                                               ----               33
      Amortization on intangibles                                                                  110              113
      Amortization of (premium) discount on investment securities, net                             (29)               1
      Increase in intangibles assets                                                              ----              (45)
      Increase in accrued interest receivable and other assets                                  (3,064)          (1,580)
      (Decrease) increase in accrued interest payable and other liabilities                       (824)            (155)
-----------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by operating activities                                   (3,036)             529
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale/maturity of securities available for sale                                   3,421            3,825
  Maturities of securities held to maturity                                                        290            1,328
  Purchase of securities available for sale                                                       (625)          (7,190)
  Purchase of securities held to maturity                                                          (35)          (1,400)
  Loans and leases, net                                                                            101          (20,251)
  Proceeds from sale of premises and equipment                                                    ----              350
  Capital expenditures                                                                            (180)            (403)
-----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                                    2,972          (23,741)
-----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Deposits, net                                                                                 49,979           17,252
  Other borrowings                                                                               1,889             ----
  Decrease in federal funds purchased                                                             (500)          (2,000)
  Decrease in Federal Home Loan Bank borrowings                                                 (2,053)             (42)
  Cash dividends                                                                                  (574)            (503)
  Stock repurchase                                                                                ----           (3,779)
  Proceeds from stock options exercised                                                            221              144
-----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                             48,962           11,072
-----------------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and equivalents                                       48,898          (12,140)
Cash and equivalents at beginning of year                                                       33,631           56,312
-----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                          $82,529          $44,172
=============================================================================================================================
Other cash flow information:
  Interest paid                                                                                 $4,297           $3,289
                                                                                          ===================================
  Income taxes paid                                                                             $3,480           $3,395
=============================================================================================================================
Noncash transactions:
  Unrealized loss on securities available for sale, net of tax                                   $(202)           $(301)
=============================================================================================================================

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements

Note A    Unaudited Condensed Consolidated Financial Statements

          The unaudited condensed consolidated financial statements of SJNB Financial Corp. (the "Company") and its subsidiary, San Jose National Bank, and its subsidiary, Epic Funding Corp., are prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements presents the combined results of the Company and Saratoga Bancorp on a pooling of interests basis, as if the combination had been consummated at the beginning of the earliest period presented. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods have been included and are normal and recurring. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year.


          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

Note B    Net Income Per Share of Common Stock

          The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows (in thousands, except per share amounts):

                                                           Quarter ended                          Quarter ended
                                                           March 31, 2000                        March 31, 1999
           --------------------------------------------------------------------------------------------------------------------
                                                     Net                 Per Share     Net                     Per Share
                                                   Income      Shares     Amounts     Income     Shares         Amounts
           --------------------------------------------------------------------------------------------------------------------
           Net income and basic EPS                   $315      3,594       $0.09     $1,798       3,545         $0.51
                                                                        ============                      =====================
           Effect of stock option dilutive shares                 229                                230
                                                 ------------------------          ------------------------
           Diluted earnings per share                 $315      3,822       $0.08     $1,798       3,775         $0.48
                                                 ==============================================================================

Note C    Business Combination

          On January 5, 2000, the Company acquired Saratoga Bancorp, the parent company of Saratoga National Bank, pursuant to a merger of Saratoga Bancorp with and into the Company. Saratoga National Bank, headquartered in Saratoga, California, operated three branches and as of the acquisition date had $142 million in assets and $103 million in deposits. Saratoga's San Jose office, which was located near SJNB's San Jose office was consolidated into SJNB's San Jose office in January 2000. The shareholders of Saratoga received 0.70 shares of the Company's common stock for each outstanding share of Saratoga common stock. Total shares issued were 1,175,743. Based on the closing price of the Company's stock on January 5, 2000 of $29.125 the transaction is valued at approximately $34.2 million, excluding the value of any unexercised options, and each Saratoga shareholder received SJNB common stock valued at $20.39 per share. The merger has been accounted for as a pooling of interests. The condensed consolidated financial statements and selected financial data present the combined results of the Company and Saratoga Bancorp on a pooling of interests basis, as if the combination had been consummated on January 1 of each of the periods presented.

          The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying unaudited condensed consolidated financial statements are summarized below:

                                                  For the quarter ended March 31, 1999
                                    SJNB                       Saratoga                     Combined
                                   ------                      --------                     --------
          Net interest income      $4,983                       $1,419                       $6,402
          Net income                1,329                          469                        1,798
                                   =================================================================

Note D    Segment Reporting

          SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates to help users of financial statements better understand its performance; better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined it has three segments, general commercial banking, leasing, and factoring/asset based financing. Neither leasing nor factoring and asset based financing meet the required thresholds for disagregation and therefore the disclosures and related information about such segments has not been included in the consolidated financial statements. At such time these segments meet the required thresholds, such disclosures and other information will be included.

Note E    Other Recent Accounting Pronouncements

          In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date. This Statement deferred the effective date to the fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt this Statement on January 1, 2001. Management believes the Statement should not have a significant effect on the Company's consolidated financial position or its consolidated statement of operations.



Item 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
-------   RESULTS OF OPERATIONS

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" or the "Bank"), and the Bank's subsidiary, Epic Funding Corp. ("Epic"). The Company and the Bank are headquartered in San Jose, California and Epic is headquartered in Danville , California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2000 and 1999 and the liquidity and financial condition of the Company, SJNB and Epic as of March 31, 2000 and December 31, 1999.

All dollar amounts in the text in Item 2 are in thousands, except per share amounts or as otherwise indicated.

Forward-looking Information
---------------------------

This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; a potential declining health of the economy, either nationally or regionally; the deterioration of credit quality, which could cause an increase in the provision for loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County real estate and technology industries; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; and changes in the securities markets. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. See also the discussion of other risk factors discussed elsewhere in this Report.

Current Developments
--------------------

On January 5, 2000, the Company acquired Saratoga Bancorp, the parent company of Saratoga National Bank, pursuant to a merger of Saratoga Bancorp with and into the Company. See Note C to Notes to Unaudited Condensed Consolidated Financial Statements.

Selected Financial Data
-----------------------

The following presents selected financial data and ratios as of and for the quarter ended March 31, 2000 and 1999:


SELECTED FINANCIAL DATA AND RATIOS
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   For the quarters
SELECTED ANNUALIZED OPERATING RATIOS                                                               ended March 31,
                                                                                          -----------------------------------
EXCLUDING MERGER RELATED COSTS, NET OF TAX:                                                     2000             1999
-----------------------------------------------------------------------------------------------------------------------------
Return on average equity                                                                         18.58%           14.45%
Return on average tangible equity                                                                20.79            16.68
Return on average assets                                                                          1.68             1.48
Net chargeoffs (recoveries) to average loans and leases                                           0.11            (0.03)
Average equity to average assets                                                                  9.06            10.24
Average tangible equity to average tangible assets                                                8.51             9.51

PER SHARE DATA:
Net income per share - basic                                                                     $0.09            $0.51
Net income per share - diluted                                                                    0.08             0.48
Excluding merger related costs, net of tax
Net income per share - basic                                                                      0.69             0.51
Net income per share - diluted                                                                    0.64             0.48
Net income per share - (core) - diluted (1)                                                       0.67             0.51
Dividends per share                                                                               0.16             0.14
=============================================================================================================================

                                                                                          At March 31,     At March 31,
SHAREHOLDERS' EQUITY                                                                           2000             1999
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity per share                                                                  $14.64           $13.91
Tangible equity per share                                                                        13.67            12.76

SELECTED FINANCIAL POSITION RATIOS:
-----------------------------------------------------------------------------------------------------------------------------
Leverage capital ratio                                                                            8.65%            8.93%
Total risk based capital ratio                                                                   11.63            11.98
Nonperforming loans and leases to total loans and leases                                          0.34             0.11
Nonperforming assets to total assets                                                              0.22             0.08
Allowance for loan and lease losses to total loans                                                1.63             1.59
Allowance for loan and lease losses
  to nonperforming loans and leases                                                             485.00         1,422.00
Allowance for loan and lease losses
 to nonperforming assets                                                                        485.00         1,422.00
=============================================================================================================================

(1) Excludes after-tax effect of goodwill and core deposit intangible amortization.

Summary of Financial Results
----------------------------

The Company reported net income of $315 or $0.08 per share - diluted for the quarter ended March 31, 2000. After excluding merger related costs, net of tax, diluted net income was $2,463 or $0.64 per share. This compares with net income of $1,798 or $0.48 per share - diluted for the first quarter of 1999. The increase in operating net income (which is net income excluding the merger related costs, net of tax) compared to the quarter ended March 31, 1999 was primarily the result of the increase in net interest income, offset somewhat, by an increase in the loan loss provision, decrease in other income and an increase in other expense. See the specific sections below for details regarding these changes.

Net Interest Income
-------------------

Net interest income for the quarter ended March 31, 2000, increased $1.4 million as compared to the same quarter a year ago. The Bank's average earning assets for the same period increased by $88 million, as the result of growth in the Bank's loan and lease portfolio of $59 million and investments of $23 million. In addition, the net interest margin increased slightly.

Net interest margin for the first quarter of 2000 was 5.88% as compared to 5.79% for the same quarter in 1999. This increase was the result of interest rate increases during late 1999 and early 2000. During the first quarter of 1999 the prime rate averaged 7.75% while in the first quarter of 2000 it averaged 8.69% while cost of interest-bearing liabilities increased from 3.98% in 1999 to 4.46% in 2000.

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

Economic conditions in Northern California have remained relatively strong in the first three months of 2000, although there are indications that this economic strength could be threatened by the tightening of the skilled labor force in Santa Clara County and the potential for the real estate market to slow down. During the last several weeks the domestic equity markets have shown an increase in volatility and a decrease in the overall market capitalization, affecting all companies, but more significantly the high technology companies involved in internet technology. The impact of this volatility and valuation adjustment is not certain at this time but could affect the equity wealth factor of those who have investments in such companies and the future infusion of venture capital. Both of these factors could have a serious effect on the economic conditions of Santa Clara County. In addition, the competitive environment within the Bank's marketplace continues to be aggressive and the competition among banks for additional loans, leases and deposits has caused more competitive pricing.

The following tables shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three months ended March 31, 2000 and 1999.


AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)
                                                                           Quarter ended March 31,
                                                -----------------------------------------------------------------------------
                                                                 2000                                  1999
-----------------------------------------------------------------------------------------------------------------------------
                                                  Average                   Average     Average                   Average
Assets                                            Balance      Interest    Yield (1)    Balance      Interest    Yield (1)
-----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans and leases, net (2)                        $402,621      $10,334      10.32%     $343,557       $8,216       9.70%
  Securities available for sale (3)                  89,386        1,458       6.56        65,610          957       5.92
  Securities held to maturity:
    Taxable (4)                                       4,237           68       6.45         8,907          145       6.60
    Nontaxable (5)                                   17,829          387       8.72        13,833          268       7.86
  Money market investments                           27,858          405       5.85        22,317          268       4.87
  Interest-bearing deposits in other banks            2,005           25       5.01         1,789           27       6.12
Interest rate hedging instruments                      ----            2      ----           ----          (14)     ----
--------------------------------------------------------------------------            --------------------------
      Total interest-earning assets                 543,936       12,679       9.37       456,013        9,867       8.78
--------------------------------------------------------------------------            --------------------------
Allowance for loan and lease losses                  (6,126)                               (5,579)
Cash and non-interest bearing due from banks         23,244                                21,272
Other assets                                         23,840                                17,195
Intangibles                                           3,554                                 3,965
-------------------------------------------------------------                         -------------
      Total Assets                                 $588,448                              $492,866
=============================================================                         =============
Liabilities and Shareholders' equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                         $81,233          559       2.77       $78,378          506       2.62
    Money market and savings                        144,223        1,411       3.93       102,739          779       3.08
    Certificates of deposit:
      Less than $100                                 50,615          712       5.66        41,285          523       5.14
      $100 or more                                  117,179        1,516       5.20        93,196        1,158       5.04
--------------------------------------------------------------------------            --------------------------
        Total certificates of deposits              167,794        2,228       5.34       134,481        1,681       5.07
--------------------------------------------------------------------------            --------------------------
Other borrowings                                     33,462          530       6.37        26,660          392       5.96
--------------------------------------------------------------------------            --------------------------
       Total interest-bearing liabilities           426,712        4,728       4.46       342,258        3,358       3.98
--------------------------------------------------------------------------            --------------------------
Noninterest-bearing demand                          101,064                                92,577
Accrued interest payable and
  other liabilities                                   7,359                                 7,582
-------------------------------------------------------------                         -------------
      Total liabilities                             535,135                               442,417
-------------------------------------------------------------                         -------------
Shareholders' equity                                 53,313                                50,449
-------------------------------------------------------------                         -------------
       Total Liabilities and Shareholders'         $588,448                              $492,866
equity
=============================================================-------------            =============-------------
Net interest income and margin (6)                                $7,951       5.88%                    $6,509       5.79%
================================================             =========================             ==========================

(1)  Rates are presented on an annualized basis.
(2) Includes loan fees of $508 for 2000, and $524 for 1999. Nonperforming loans and leases have been included in average loan and lease balances.
(3)  Includes dividend income of $79 and $77 received in 2000 and 1999.
(4)  Includes dividend income of $49 received in 2000 and $36 in 1999.
(5) Adjusted to a fully taxable equivalent basis using the federal statutory rate of 34% ($155 in 2000 and $107 in 1999).
(6) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average interest earning assets.

Provision for Loan and Lease Losses
-----------------------------------

The level of the allowance for loan and lease losses and the related provision reflect management's judgment as to the inherent risk of loss associated with the loan and lease portfolios as of March 31, 2000 and 1999 based on information available to management as of said dates. Based on management's evaluation of such risks, an addition of $250 was made to the allowance for loan and lease losses in the three months ended March 31, 2000 as compared to an addition of $140 for the first quarter of 1999. See "Loan and Lease Portfolio."

Other Income
------------

The following table sets forth the components of other income and the percentage distribution of such income for the three month periods ended March 31, 2000 and 1999:

OTHER INCOME
(dollars in thousands)
                                                                              Quarter ended March 31,
                                                       ----------------------------------------------------------------------
                                                                       2000                               1999
                                                            Amount           Percent           Amount           Percent
-----------------------------------------------------------------------------------------------------------------------------
Service charges on deposits                                   $274             54.04%            $212             32.57%
Other operating income                                         233             45.96              439             67.43
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                     $507            100.00%            $651            100.00%
=============================================================================================================================

The increase in the service charges on deposits of $62 for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999 is due mainly to a change in the method of assessing certain service charges on deposit accounts. The decrease in other operating income of $206 for the three months of 2000 compared to the three months of 1999 is mainly due to the one-time reversal during the first quarter of 1999 of a specific reserve established for an acquired SBA loan on the date the loan was purchased in prior years and which was paid in full.

Other Expenses
--------------

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
                                                                              Quarter ended March 31,
                                                        ---------------------------------------------------------------------
                                                                         2000                               1999
                                                            Amount         Percent (1)         Amount         Percent (1)
-----------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                                         $2,298            1.56%           $2,163             1.76%
Occupancy                                                        185            0.13               200             0.16
Furniture and equipment                                          168            0.11               140             0.11
Data processing                                                  167            0.11               183             0.15
Client services paid by Bank                                     143            0.10               144             0.12
Directors' and shareholders' costs                               141            0.10               155             0.13
Legal and professional fees                                      137            0.09               164             0.13
Business promotion                                               132            0.09                97             0.08
Amortization of core deposit
  intangibles and goodwill                                       110            0.07               113             0.09
Merger costs                                                   3,424            2.33             -----            -----
Other                                                            545            0.37               488             0.40
-----------------------------------------------------------------------------------------------------------------------------
     Total                                                    $7,450            5.06%           $3,847             3.12%
=============================================================================================================================

(1) The percentages are calculated by annualizing the expenses and comparing that amount to the average assets for the respective three month periods ended March 31, 2000 and 1999.

Total other expenses for the first quarter of 2000 increased $3.6 million from the same period a year ago, primarily as a result of nonrecurring merger costs of $3.4 million, in addition to increased incentive accruals and salary increases necessitated by the competitive environment for personnel. As a percent of average assets, excluding nonrecurring merger costs, actual expenses were 2.73% in the first quarter 2000 as compared to 3.12% in the first quarter of 1999. This is mainly due to the combination of SJNB and Saratoga National Bank on January 5, 2000.

Income Tax Provision
--------------------

The effective tax rate for the three months ended March 31, 2000 was 48% and for year ended December 31, 1999 it was 41%. The rate in the first quarter 2000 was affected by the amount of merger expenses which were not considered deductible. If these costs are excluded the rate is estimated to be 39%. The rate is also impacted by several other items, the most significant of which were the amortization of intangibles, tax exempt income, the California Franchise tax, the California Franchise Tax Enterprise Tax Zone Credit and the impact of the Bank's investment in Low Income Housing Tax Credit funds.

Financial Condition and Earning Assets
--------------------------------------

Consolidated assets increased to $616 million at March 31, 2000 compared to $568 million at December 31, 1999. The increase related primarily to an increase in Federal funds sold and Money market investments and was funded principally by an increase in deposits. See "Funding."

Federal Funds Sold and Money Market Investments
-----------------------------------------------

Federal funds sold and money market investments were $56.3 million at March 31, 2000 as compared to $12.7 million at December 31, 1999. This increase resulted primarily from the increase in the Bank's deposits. See "Funding."

Securities
----------

The following table shows the composition of the securities portfolio at March 31, 2000 and December 31, 1999. There were no issuers of securities (except U.S. Government Securities) for which the book value of securities of any issuer held by the Bank exceeded 10% of the Company's shareholders' equity.


SECURITIES PORTFOLIO
 (dollars in thousands)
                                                           March 31, 2000                       December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                 Amortized   Unrealized    Market      Amortized    Unrealized     Market
                                                   Cost     Gain (Loss)     Value        Cost       Gain (Loss)     Value
-----------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                    $1,496        $(11)      $1,485      $2,496            $3        $2,499
  U. S. Government Agencies                         31,514        (738)      30,776      37,337          (724)       36,613
  State and municipal (nontaxable)                     625         (33)         592        ----           ----         ----
  Mortgage-backed                                   41,982        (804)      41,178      38,560          (564)       37,996
  Asset-backed                                       2,000         (54)       1,946       2,000           (22)        1,978
  Trust-preferred                                    7,059        (518)       6,541       7,062          (479)        6,583
  Mutual funds                                       5,647        (450)       5,197       5,646          (437)        5,209
-----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                        90,323      (2,608)      87,715      93,101        (2,223)       90,878
-----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Government Agencies                            499        ----          499         499             3           502
  State and municipal (nontaxable)                  17,833        (963)      16,870      17,828        (1,504)       16,324
  Mortgage-backed                                      375           7          382         657            13           670
-----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                          18,707        (956)      17,751      18,984        (1,488)       17,496
  Federal Home Loan Bank stock                       2,598        ----        2,598       2,563          ----         2,563
  Federal Reserve Bank stock                           649        ----          649         649          ----           649
-----------------------------------------------------------------------------------------------------------------------------
    Total                                           21,954        (956)      20,998      22,196        (1,488)       20,708
-----------------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio       $112,277     $(3,564)    $108,713    $115,297       $(3,711)     $111,586
=============================================================================================================================

Unrealized losses generally result from the impact of current market rates being greater than those rates in effect at the time the Bank purchased the securities. The unrealized loss on securities available for sale as of March 31, 2000 was $2.6 million as compared to an unrealized loss of $2.2 million as of December 31, 1999. The increase in the unrealized loss was due to further interest rate increases in the first quarter of 2000. The Bank's weighted average maturity of the available for sale portfolio was approximately 6.7 years as of March 31, 2000, and at December 31, 1999. It is estimated by management that for each 1% change in interest rates, the value of the Company's available for sale securities will change by approximately 3.50%.

The unrealized loss on securities held to maturity was $956 as of March 31, 2000, as compared to an unrealized loss of $1.5 million as of December 31, 1999. Contrary to the above, the State and municipal securities appreciated in value in the first quarter of 2000 as interest rates continued to increase. This is due to several reasons, the most significant is the impact of the inverted yield curve (where rates on longer term instruments are less than those of shorter duration) and a heavy demand for California and its subdivisions issues which make up the most significant portion of the state and municipal security portfolio. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 8.5 years as of March 31, 2000, while at December 31, 1999 it was 10.4 years. It is estimated by management that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 5.60%.

The maturities and yields of the investment portfolio at March 31, 2000 are shown below:

MATURITY AND YIELDS OF INVESTMENT SECURITIES
-----------------------------------------------------------------------------------------------------------------------------
At  March 31, 2000
(dollars in thousands)
                                              Available for Sale                             Held to Maturity
                                 --------------------------------------------------------------------------------------------
                                                                     FTE                                           FTE
                                   Amortized      Estimated        Average       Amortized      Estimated        Average
                                      Cost        Fair Value      Yield (1)         Cost        Fair Value      Yield (1)
                                 --------------------------------------------------------------------------------------------
U. S. Treasury:
  After 1 year within 5 years          $1,496         $1,485          6.25%          -----          -----           -----
                                 ----------------------------------------------
    Totals                              1,496          1,485          6.25           -----          -----           -----
                                 ----------------------------------------------
U.S. Government Agencies:
  Within 1 year                         9,184          9,149          5.88           -----          -----           -----
  After 1 year within 5 years          19,331         18,795          6.04            $499           $499          6.78%
  After 5 years within 10 years         2,999          2,832          6.13           -----          -----           -----
                                 --------------------------------------------------------------------------------------------
    Totals                             31,514         30,776          6.01             499            499          6.78
                                 --------------------------------------------------------------------------------------------
State and municipal:
  Within 1 year                         -----          -----          -----          1,457          1,459          7.72
  After 1 year within 5 years           -----          -----          -----          1,957          1,947          7.57
  After 5 years within 10 years         -----          -----          -----          1,421          1,391          7.89
  After 10 years                          625            592          9.03          12,998         12,073          7.89
                                 --------------------------------------------------------------------------------------------
    Totals                                625            592          9.03          17,833         16,870          7.84
                                 --------------------------------------------------------------------------------------------
Mortgage backed
  Within 1 year                         -----          -----          -----            375            382          7.90
  After 1 year within 5 years           2,830          2,804          6.82           -----          -----           -----
  After 5 years within 10 years        10,359          9,996          6.15           -----          -----           -----
  After 10 years                       12,166         11,966          6.84           -----          -----           -----
                                 --------------------------------------------------------------------------------------------
    Totals                             25,355         24,766          6.55             375            382          7.90
                                 --------------------------------------------------------------------------------------------
CMO's
  Within 1 year                         1,772          1,749          6.71           -----          -----           -----
  After 1 year within 5 years          13,961         13,780          6.68           -----          -----           -----
  After 5 years within 10 years           894            883          6.43           -----          -----           -----
                                 --------------------------------------------------------------------------------------------
    Totals                             16,627         16,412          6.67           -----          -----           -----
                                 --------------------------------------------------------------------------------------------
Asset backed
  After 1 year within 5 years           2,000          1,946          6.60           -----          -----           -----
                                 ----------------------------------------------
    Totals                              2,000          1,946          6.60           -----          -----           -----
                                 ----------------------------------------------
Trust-preferred
  After 10 years                        7,059          6,541          7.91           -----          -----           -----
                                 ----------------------------------------------
    Totals                              7,059          6,541          7.91           -----          -----           -----
                                 ----------------------------------------------
Mutual funds:
                                 ----------------------------------------------
  Within 1 year                         5,647          5,197          5.50           -----          -----           -----
                                 ----------------------------------------------
Other
                                                                               ----------------------------------------------
  After 10 years                        -----          -----          -----          3,247          3,247          6.00
                                 --------------------------------------------------------------------------------------------
    Total investment securities        90,323        $87,715          6.44%        $21,954        $20,998          7.41%
                                                =============================================================================
Net unrealized loss on
  securities available for sale        (2,608)
                                 ---------------
    Total investment securities,
      net carrying value              $87,715
                                 ===============

(1)  Fully taxable equivalent.

Loan and Lease Portfolio
------------------------

The following table provides a breakdown of the Company's consolidated loans and leases by type of borrower:

LOAN AND LEASE PORTFOLIO
(dollars in thousands)
                                                                 March 31, 2000                    December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                           Percentage                         Percentage
                                                            Total           of Total           Total           of Total
                                                            Amount            Loans            Amount            Loans
-----------------------------------------------------------------------------------------------------------------------------
Commercial and other                                        $121,778           30.2%           $123,873           30.7%
SBA                                                           48,965           12.1              49,949           12.4
Leasing                                                       26,872            6.7              20,837            5.2
Factoring/Asset based                                         14,584            3.6               9,901            2.5
Real estate construction                                      45,377           11.3              48,410           12.0
Real estate term                                             134,526           33.4             139,103           34.5
Consumer                                                      12,074            3.0              12,448            3.1
Unearned fee income                                           (1,081)          (0.3)             (1,203)          (0.3)
-----------------------------------------------------------------------------------------------------------------------------
  Total loans and leases                                    $403,095          100.0%           $403,318          100.0%
=============================================================================================================================

End of period balances for consolidated loans and leases remained level at March 31, 2000 and December 31, 1999, although, average balances increased to $403 million from $385 million. Several large unanticipated payoffs occurred late in the quarter. The payoffs were due to several causes, completion of real estate construction projects and their related sale, and refinancing of term real estate and SBA loans. The growth in leasing and factoring/asset based loans represent continued development of these lines of businesses. The Bank has elected not to aggressively seek or renew fixed rate loans (other than leasing) or loans where, in management's opinion, the Bank's underwriting criteria is not satisfied; this has caused a slow down in real estate term loan production and an increase in payoffs when the Bank has not met competitive pressures.

Approximately 49% of the loan and lease portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate term, mortgage warehouse lines (0.3%, included in the Commercial and other category), real estate equity lines (1.2%, included in the Consumer category), loans to real estate developers for short-term investment purposes (1.8%) and loans for real estate investment purposes made to non-developers (1%). The latter two types of loans are included in the Commercial and other category. Approximately 30% of the loan and lease portfolio is made up of commercial loans; however, in management's view, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, real estate construction and real estate term loans at March 31, 2000. Approximately 80% of the commercial, SBA and real estate loan portfolio have floating interest rates which, in management's opinion, generally limits the exposure to interest rate risk on long-term loans and leases but can have a negative impact when rates decline.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSISTIVITY
(dollars in thousands)                                          Balances maturing                Interest Rate Sensitivity
                                                    -------------------------------------------------------------------------
                                                                                                 Predeter-
                                       Balances at                    One year                     mined        Floating
                                       March 31,      One year       to five       Over five      interest       interest
                                          2000         or less        years          years         rates          rates
-----------------------------------------------------------------------------------------------------------------------------
Commercial and other                    $121,778        $80,887       $32,284         $8,607       $23,694        $98,084
SBA                                       48,965          2,866        10,496         35,604         1,884         47,081
Real estate construction                  45,377         43,548         -----          1,829         2,886         42,491
Real estate term                         134,526         13,809        34,250         86,467        43,380         91,146
=============================================================================================================================

The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan or lease within each category of borrower (commercial, real estate term, real estate construction, factoring/asset-based lending, consumer, SBA, etc.) and leases. Loans and leases are graded on a ranking system based on management's assessment of the loan's or lease's credit quality. The assigned loss ratio is based upon, among other things, the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans and leases. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan and lease is evaluated on the basis of whether or not it is impaired. For impaired loans and leases, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach believed by management to measure the risk of possible future loan and lease losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. The allowance for loan and lease losses was approximately $6.6 million at March 31, 2000, or 1.63% of total loans and leases outstanding on such date. Based on information available as of the date of this Report, management believes the allowance for loan and lease losses, determined as described above, is adequate for potential losses foreseeable at March 31, 2000.

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

The following schedule provides an analysis of the allowance for loan and lease losses:

ALLOWANCE FOR LOAN AND LEASE LOSSES
 (dollars in thousands)
                                                                                   Quarter Ended             Year Ended
                                                                                     March 31,               December 31,
                                                                        -----------------------------------------------------
                                                                              2000              1999             1999
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                                              $6,412            $5,494           $5,494
Charge-offs by loan or lease category:
  Commercial                                                                    ----              ----              108
  SBA                                                                           ----              ----               18
  Real estate-construction                                                       376                               ----
  Real estate term                                                              ----              ----                4
  Consumer                                                                         7                20               35
-----------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                                            383                20              165
-----------------------------------------------------------------------------------------------------------------------------
Recoveries by loan or lease category:
  Commercial                                                                      12                32              150
  SBA                                                                           ----                 1                5
  Real estate-construction                                                       254                 1                4
  Real estate term                                                              ----              ----                4
  Consumer                                                                         6                11               59
-----------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                                             272                45              222
-----------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                     111               (25)             (57)
-----------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                                     250               140              861
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                                    $6,551            $5,659           $6,412
=============================================================================================================================

Ratios:
Net charge-offs (recoveries) to average loans and leases, annualized             .11%             (.03%)           (.02%)
Allowance to total loans and leases at the end of the period                    1.63              1.59             1.59
Allowance to nonperforming loans and leases at end of the period              485.00          1,422.00           296.00
=============================================================================================================================

During the first quarter of 2000, the bank wrote-off $383 in loans and had recoveries of $272 for a total of $111 in net charge-offs. During the first quarter of 1999, the bank wrote-off $20 in loans and had recoveries of $45 for a total of $25 in net recoveries. In 2000, the single most significant charge-off was related to a real estate construction project, of which, $254 was recovered in the same period. See "Nonperforming Loans and Leases." It is expected by management the remaining balance will recovered. The allowance for loan and lease losses was 485% of nonperforming loans and leases at March 31, 2000 compared to 296% at December 31, 1999. The increase in the percentage of allowance for loan and lease losses to nonperforming loans and leases was due to the reduction in nonperforming loans. See "Nonperforming Loans and Leases."

Nonperforming Loans and Leases
------------------------------

Nonperforming loans and leases consist of loans and leases for which the accrual of interest has been suspended, restructured loans and leases and other loans and leases with principal or interest contractually past due 90 days or more and still accruing. At March 31, 2000, there was approximately $1,352 in loans for which the accrual of interest had been suspended. At December 31, 1999 there was approximately $2,148 in loans for which the accrual of interest had been suspended plus $15 with principal or interest contractually past due 90 days or more and still accruing for a total of $2,163 in nonperforming loans and leases.

As of March 31, 2000, nonperforming loans and leases consisted of three loans. The three loans are secured by real estate and one has an SBA guarantee. Management does not consider the loss exposure on these loans to be significant.

Management conducts an ongoing evaluation and review of the loan and lease portfolio in order to identify potential nonperforming loans and leases. Management considers loans and leases which are classified for regulatory purposes, and loans and leases which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credit information about which management is aware which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of March 31, 2000, management has not identified any significant loans or leases not mentioned above with respect to which known information causes management to have serious doubts about the borrowers' abilities to comply with present repayment terms, such that the loans and leases might subsequently be classified as nonperforming. Changes in world, national or local economic conditions or specific industry segments (including declining exports), rising interest rates, declines in real estate values, declines in securities markets and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and leases and the value of real estate and other collateral securing such loans and leases.

The Bank is committed on a letter of credit in the amount of $650, which relates to the real estate loan which was written off during the first quarter of 2000. The letter of credit supports the necessary required infrastructure relating to the real estate project. It is estimated that 80% of such infrastructure has been completed. The estimated exposure for this letter of credit has been specifically identified in the allowance for loan and lease losses.

Funding
-------

The following table provides a breakdown of deposits by category as of the dates indicated:


DEPOSIT CATEGORIES
 (dollars in thousands)
                                                                 March 31, 2000                   December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                           Percentage                         Percentage
                                                            Total           of Total           Total           of Total
                                                            Amount          Deposits           Amount          Deposits
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                                  $109,412           20.9%            $94,687           20.0%
Interest-bearing demand                                       81,894           15.6              78,523           16.6
Money market and savings                                     158,562           30.3             140,871           29.8
Certificates of deposit:
  Less than $100                                              60,794           11.6              54,172           11.4
  $100 or more                                               113,050           21.6             105,480           22.3
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                   $523,712          100.0%           $473,733          100.0%
=============================================================================================================================


Deposits as of March 31, 2000 were $524 million compared to $474 million at December 31, 1999. The source of deposit growth for the first three months of 2000 was due to several factors: 1) the growth in noninterest-bearing demand of approximately $15 million, interest-bearing demand of approximately $3 million and money market and savings deposits of approximately $18 million were all due to increased business activity; 2) the growth of certificates of deposit of less than $100, was due to the addition of a three year, $5 million brokered certificate of deposit; and 3) the growth of certificates of deposit of greater than $100 of approximately $8 million was mainly due to increased business activity.

Management believes that non-interest bearing deposits could decrease as a percent of the total, in part, due to competitive pressures and changes in the deposit products being utilized by some of the Bank's customers, which has caused a shift to interest-bearing products. See "Capital and Liquidity-Liquidity."

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

Capital and Liquidity
---------------------

Capital
-------

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

The table below summarizes the various capital ratios of the Company and the Bank at March 31, 2000 and December 31, 1999.

Risk-based and Leverage Capital Ratios
(dollars in thousands)
                                                                 March 31, 2000                    December 31, 1999
                                                       ----------------------------------------------------------------------
Company-Risk-based                                          Amount            Ratio            Amount            Ratio
                                                       ----------------------------------------------------------------------
Tier 1 capital                                               $50,896           10.38%           $50,371           11.08%
Tier 1 capital minimum requirement                            19,620            4.00             18,177            4.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $31,276            6.38%           $32,194            7.08%
                                                       ======================================================================
Total capital                                                $57,033           11.63%           $56,060           12.34%
Total capital minimum requirement                             39,370            8.00             36,354            8.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $17,793            3.63%           $19,706            4.34%
                                                       ======================================================================
Risk-adjusted assets                                        $490,501                           $454,429
                                                       =================                  =================

Company-Leverage
Tier 1 capital                                               $50,896            8.65%           $50,371            8.88%
Minimum leverage ratio requirement                            23,538            4.00             22,685            4.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $27,358            4.65%           $27,686            4.88%
                                                       ======================================================================
Average total assets                                        $588,448                           $567,130
                                                       =================                  =================

Bank-Risk-based
Tier 1 capital                                               $48,841           10.03%           $48,050           10.57%
Tier 1 capital minimum requirement                            19,481            4.00             18,180            4.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $29,360            6.03%           $29,870            6.57%
                                                       ======================================================================
Total capital                                                $54,935           11.28%           $53,740           11.82%
Total capital minimum requirement                             38,962            8.00             36,360            8.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $15,973            3.28%           $17,380            3.82%
                                                       ======================================================================
Risk-adjusted assets                                        $487,030                           $454,503
                                                       =================                  =================

Bank-Leverage
Tier 1 capital                                               $48,841            8.32%           $48,050            8.47%
Minimum leverage ratio requirement                            23,485            4.00             22,679            4.00
                                                       ----------------------------------------------------------------------
  Excess                                                     $25,356            4.32%           $25,371            4.47%
                                                       ======================================================================
Average total assets                                        $587,126                           $566,978
                                                       =================                  =================


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

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks and other short-term investments, short-term securities held to maturity, and securities available for sale less short-term borrowings. At March 31, 2000, consolidated net liquid assets totaled $142 million or 28% of consolidated total assets as compared to $93 million or 22% of consolidated total assets at December 31, 1999. In addition to the liquid asset portfolio, SJNB also has available $22 million in lines of credit with three major commercial banks, a collateralized repurchase agreement with a maximum limit of $30 million, the guaranteed portion of the SBA loan portfolio of approximately $31 million, and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $8.5 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 22% of total deposits on March 31, 2000 and December 31, 1999.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan and lease portfolio consists primarily of floating rate, short-term loans. On March 31, 2000, approximately 36% of total consolidated assets had maturities under one year and 67% of total consolidated loans and leases had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan and lease portfolio, and loan and lease agreements which generally require monthly interest payments, provide the Company with a secondary source of liquidity. There are no material commitments for capital expenditures in 2000.

Effects of Inflation
--------------------

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1999 or the first three months of 2000.

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

The Company's balance sheet position at March 31, 2000 was asset-sensitive on a short-term basis, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. Management believes there has been no significant change in the Bank's market risk exposures disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Summary of Financial Results - Net Interest Income."

Commencing in the third quarter of 1999, the Federal Open Market Committee ("FOMC") began a process of increasing interest rates to offset the possible increase in inflation and to slow down consumer spending. Through May 5, 2000, the FOMC had increased interest rates 125 basis points. During this period the Bank has experienced an increase in its net interest margin. For the quarters ended June 30, 1999, September 30, 1999, December 31, 1999, and March 31, 2000 net interest margins on a fully taxable equivalent basis were 5.54%, 5.63%, 5.64% and 5.88%, respectively. The effect of possible interest rate changes is not precisely determinable due to the many factors influencing the Bank's net interest margin, including repricing of deposits, a change in mix of the loan, lease and deposit portfolios and other borrowings, changes in relative volumes, the speed in which fixed rate loans and leases are repriced, discretionary investment activities and other factors. Although, there is a positive change in the Bank's net interest margin, during this period the Bank also experienced significant growth in its higher cost funding sources, such as money market savings and certificates of deposits. The growth in these deposits had the impact of offsetting a portion of the increase in the net interest margin.

In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis must be considered. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Further, certain earning assets have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors when implementing its interest rate risk management activities, including the utilization of certain interest rate hedges.


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

          (3)(i). The Registrant's Restated Articles of Incorporation, as amended are hereby incorporated by reference to Exhibit (3)
                    i. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

          (3)(ii). The Registrant's Restated Bylaws as of February 23, 2000 are hereby incorporated by reference to Exhibit 3 (ii) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

         *(10) i. The Saratoga Bancorp 1982 Stock Option Plan is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *(10)j. The S aratoga Bancorp 1994 Stock Option Plan (Amended) is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *(10)k . Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Stock Option Agreement for Outside Directors is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

          (10)p. Agreement of Purchase and Sale dated July 27, 1988 for 12000 Saratoga-Sunnyvale Road, Saratoga, CA is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *(10)q. Form of Director Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Robert
                    G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively is hereby incorporated by reference to Exhibit
                    (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *(10)r. Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *(10)s. Form of Director Surrogate Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively is hereby incorporated by reference to Exhibit
                    (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *(10)t. Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William
                    D. Kron, respectively is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *(10)u. Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *(10)v. Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *(10)w. Richard L. Mount Executive Supplemental Compensation Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *(10)x. Richard L. Mount Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *(10)y. Richard L. Mount Executive Benefits Agreement dated June 18, 1999 is hereby incorporated by reference to Exhibit (10)
                    i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *  Indicates management contract or compensation plan or arrangement.

     (b)  Reports on Form 8-K

           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SJNB FINANCIAL CORP.
                                (Registrant)



Date:  May 5, 2000            /s/ James R. Kenny
                              ------------------------------------
                              James R. Kenny
                              President and
                              Chief Executive Officer



Date:  May 5, 2000           /s/ Eugene E. Blakeslee
                              ------------------------------------
                              Eugene E. Blakeslee
                              Executive Vice President and
                              Chief Financial Officer (Chief Accounting Officer)

                              SJNB Financial Corp.

                                    Form 10-Q

                                    Exhibits

                                 March 31, 2000

The following exhibits are filed as part of this report:

(2)a. Agreement and Plan of Merger by and a mong the Registrant, Saratoga Bancorp and Saratoga National Bank, dated as of August 27, 1999, is hereby incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 as filed on October 14, 1999, under Registration No. 333-89013.

(3)(i). The Registrant's restated Articles of Incorporation are hereby incorporated by reference from Exhibit (3) (i) of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(3)(ii). The Registrant's Restated Bylaws as of February 23, 2000 are hereby incorporated by reference to Exhibit 3 (ii) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)i. The Saratoga Bancorp 1982 Stock Option Plan is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)j. The Saratoga Bancorp 1994 Stock Option Plan (Amended) is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)k. Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Stock Option Agreement for Outside Directors is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

(10)p. Agreement of Purchase and Sale dated July 27, 1988 for 12000 Saratoga-Sunnyvale Road, Saratoga, CA is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)q. Form of Director Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)r. Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)s. Form of Director Surrogate Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)t. Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)u. Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)v. Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively is hereby incorporated by reference to Exhibit
          (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)w. Richard L. Mount Executive Supplemental Compensation Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)x. Richard L. Mount Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)y. Richard L. Mount Executive Benefits Agreement dated June 18, 1999 is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*Indicates management contract or compensation plan or arrangement.