Form 10-Q
period 2000-06-30
SJNB FINANCIAL CORP
filed 2000-08-14
CIK 721161

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X_ No _ __

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 3,688,340 shares of common stock outstanding as of August 11, 2000.

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS
------

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Condensed Consolidated Balance Sheets                                 3
     Condensed Consolidated Statement of Operations                        4
     Condensed Consolidated Statements of Shareholders' Equity             5
     Condensed Consolidated Statements of Cash Flows                       6
     Notes to Unaudited Condensed Consolidated Financial Statements        7

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    CONDITION AND RESULTS OF OPERATIONS                              9

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
------    MARKET RISK                                                      25

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 26
------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         26
------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   26
------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               27
------

ITEM 5.  OTHER INFORMATION                                                 27
------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  27
------

SIGNATURES                                                                 31

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------


                      SJNB FINANCIAL CORP. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                                 (in thousands)
                                  (Unaudited)

                                                                                               June 30,       December 31,
                                        ASSETS                                                   2000             1999
-----------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                                        $23,631          $18,938
Interest-bearing deposits in other banks                                                         1,443            2,042
Federal funds sold                                                                               5,800            7,000
Money market investments                                                                        30,366            5,651
Investment securities:
  Available for sale                                                                           109,735           90,878
  Held to maturity (Fair value: $19,184 at June 30, 2000
    and $20,708 at December 31, 1999)                                                           20,094           22,196
-----------------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                               129,829          113,074
-----------------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                               418,539          403,318
Allowance for loan and lease losses                                                             (6,703)          (6,412)
-----------------------------------------------------------------------------------------------------------------------------
  Loans and leases, net                                                                        411,836          396,906
-----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                      5,494            5,564
Accrued interest receivable                                                                      3,594            3,202
Intangibles, net of accumulated amortization of $2,840 at
   June 30, 2000 and $2,620 at December 31, 1999                                                 3,397            3,617
Other assets                                                                                    23,334           12,087
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                             $638,724         $568,081
=============================================================================================================================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                                         $117,837          $94,687
  Interest-bearing                                                                             425,995          379,046
-----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                            543,832          473,733
-----------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                                                 20,415           22,503
Other borrowings                                                                                11,527           11,022
Accrued interest payable                                                                         1,785            1,720
Other liabilities                                                                                5,425            5,884
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                         582,984          514,862
-----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000 shares authorized;
  none issued or outstanding in 2000 or 1999.                                                     ----             ----
  Common stock, no par value; authorized, 20,000 shares;
     issued and outstanding, 3,688 shares at June 30, 2000
     and 3,593 shares at December 31, 1999.                                                     21,582           20,769
  Retained earnings                                                                             35,672           33,942
  Accumulated other comprehensive losses                                                        (1,514)          (1,492)
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                                 55,740           53,219
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                     ----             ----
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                               $638,724         $568,081
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                      SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                  (Unaudited)
                                                                           Quarter ended              Six months ended
                                                                             June 30,                     June 30,
                                                                    ---------------------------------------------------------
                                                                        2000          1999           2000           1999
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans and leases                               $11,269        $8,606         $21,603        $16,822
  Interest on money market investments                                    668           436           1,073            704
  Interest on time deposits                                                22            27              47             54
  Interest and dividends on investment securities available for         1,632         1,034           3,090          1,991
     sale
  Interest on investment securities held to maturity                      283           291             583            597
  Other interest and investment income (expense)                            3            (6)              5            (20)
-----------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                              13,877        10,388          26,401         20,148
-----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand                                               562           585           1,121          1,090
    Money market and savings                                            1,592           879           3,003          1,659
    Certificates of deposits less than $100                               851           671           1,563          1,195
    Certificates of deposit over $100                                   1,775         1,199           3,291          2,357
Federal Home Loan Bank advances                                           332           337             664            673
Other borrowings                                                          222            73             420            128
-----------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                              5,334         3,744          10,062          7,102
-----------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME                                                 8,543         6,644          16,339         13,046
-----------------------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses                                       125            27             375            167
-----------------------------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME AFTER PROVISION FOR
       LOAN AND LEASE LOSSES                                            8,418         6,617          15,964         12,879
-----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
  Service charges on deposits                                             291           252             565            464
  Other operating income                                                  206           186             439            625
  Net loss on sale of securities available for sale                      (587)         ----            (587)          ----
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER INCOME                                                   (90)          438             417          1,089
-----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and benefits                                                 2,345         2,240           4,643          4,403
  Occupancy                                                               341           364             694            704
  Merger related costs, nonrecurring                                     ----          ----           3,424           ----
  Other                                                                 1,430         1,360           2,805          2,704
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER EXPENSES                                               4,116         3,964          11,566          7,811
-----------------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES                                         4,212         3,091           4,815          6,157
Income taxes, recurring                                                 1,635         1,235           3,199          2,503
Income taxes, on merger costs                                            ----          ----          (1,276)          ----
-----------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                        $2,577        $1,856          $2,892         $3,654
=============================================================================================================================

Net income per share - basic                                            $0.70         $0.54           $0.80          $1.04
=============================================================================================================================
Net income per share - diluted                                          $0.67         $0.50           $0.76          $0.98
=============================================================================================================================
EXCLUDING MERGER RELATED COSTS, NET OF TAX
Net income per share - basic                                            $0.70         $0.54           $1.39          $1.04
=============================================================================================================================
Net income per share - diluted                                          $0.67         $0.50           $1.32          $0.98
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                      SJNB FINANCIAL CORP. AND SUBSIDIARY
           Condensed Consolidated Statements of Shareholders' Equity
                                 (in thousands)
                                  (Unaudited)
                                                                                            Accumulated
                                                                                               Other             Total
                                                                                           Comprehensive        Share-
                                                                     Common     Retained       Gains           holders'
Six months ended June 30, 1999                           Shares       Stock     Earnings      (Losses)          Equity
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                              3,590      $21,461     $28,996         $282           $50,739
Net income                                                ----         ----       3,654         ----             3,654
Other comprehensive income - Unrealized losses
   on securities held for sale, net                       ----         ----        ----         (904)             (904)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                             2,750
-----------------------------------------------------------------------------------------------------------------------------
Common stock repurchased                                  (150)      (3,390)       (522)        ----            (3,912)
Stock options exercised                                     19          203        ----         ----               203
Cash dividends                                            ----         ----        (831)        ----              (831)
-----------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1999                                  3,459      $18,274     $31,297        ($622)          $48,949
=============================================================================================================================

Six months ended June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                              3,593      $20,769     $33,942      ($1,492)          $53,219
Net income                                                ----         ----       2,892         ----             2,892
Other comprehensive income - Realized losses
   on securities held for sale                            ----         ----        ----         (587)             (587)
Unrealized gains on securities held for sale, net         ----         ----        ----          565               565
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                             2,870
-----------------------------------------------------------------------------------------------------------------------------
Stock options exercised                                     95          813        ----         ----               813
Cash dividends                                            ----         ----      (1,162)        ----            (1,162)
-----------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 2000                                  3,688      $21,582     $35,672      ($1,514)          $55,740
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                      SJNB FINANCIAL CORP. AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)
                                                                                              Six months ended
                                                                                                  June 30,
                                                                                  ------------------------------------------
                                                                                          2000                 1999
----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  NET INCOME                                                                             $2,892               $3,654
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                                   375                  166
      Depreciation and amortization                                                         411                  486
      Gain on sale of leased assets                                                        ----                   33
      Amortization on intangibles                                                           219                  228
      Net loss on sale of securities available for sale                                     587                 ----
      Amortization of (premium) discount on investment securities, net                      (72)                  30
      Increase in intangibles assets                                                       ----                  (45)
      Increase in accrued interest receivable and other assets                           (3,606)              (1,070)
      Decrease in accrued interest payable and other liabilities                           (296)                (750)
----------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                         510                2,732
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale/maturity of securities available for sale                           15,639               11,197
  Maturities of securities held to maturity                                               2,231                2,166
  Purchase of securities available for sale                                             (35,024)             (35,347)
  Purchase of securities held to maturity                                                  (104)              (2,780)
  Purchase of life insurance policies                                                    (7,960)              (1,238)
  Increase in loans and leases, net                                                     (15,411)             (30,009)
  Proceeds from sale of premises and equipment                                             ----                  481
  Capital expenditures                                                                     (341)              (2,410)
----------------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                                         (40,970)             (57,940)
----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Increase in deposits, net                                                              70,099               34,912
  Increase in other borrowings                                                              907               27,497
  Decrease in federal funds purchased                                                      (500)              (2,000)
  Decrease in Federal Home Loan Bank borrowings                                          (2,088)                 (84)
  Cash dividends                                                                         (1,162)                (831)
  Stock repurchase                                                                         ----               (3,912)
  Proceeds from stock options exercised                                                     813                  203
----------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                      68,069               55,785
----------------------------------------------------------------------------------------------------------------------------
          NET INCREASE IN CASH AND EQUIVALENTS                                           27,609                  577
Cash and equivalents at beginning of period                                              33,631               56,312
----------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                                   $61,240              $56,889
============================================================================================================================
Other cash flow information:
  Interest paid                                                                          $9,997               $6,961
                                                                                  ==========================================
  Income taxes paid                                                                       1,452                2,628
============================================================================================================================
Noncash transactions:
  Unrealized gain (loss) on securities available for sale, net of tax                      $565                $(616)
============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                      SJNB FINANCIAL CORP. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements

Note A    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          -----------------------------------------------------

          The unaudited condensed consolidated financial statements of SJNB Financial Corp. (the "Company") and its subsidiary, San Jose National Bank (SJNB), and its subsidiary, Epic Funding Corp., are prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements presents the combined results of the Company and Saratoga Bancorp on a pooling of interests basis, as if the combination had been consummated at the beginning of the earliest period presented. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods have been included and are normal and recurring. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year.

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

Note B    NET INCOME PER SHARE OF COMMON STOCK
          ------------------------------------

          The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows (in thousands, except per share amounts):


                                                                            QUARTER ENDED, JUNE 30,
                                                                 2000                                 1999
          --------------------------------------------------------------------------------------------------------------------
                                                      Net                  PER SHARE       Net                    PER SHARE
                                                    Income      Shares      AMOUNTS      Income       Shares       AMOUNTS
          --------------------------------------------------------------------------------------------------------------------
          Net income and basic EPS                  $2,577       3,676       $0.70       $1,856        3,456        $0.54
                                                                          ===========                            =============
          Effect of stock option dilutive shares                   147                                   249
          --------------------------------------------------------------               -----------------------
          DILUTED EARNINGS PER SHARE                $2,577       3,823       $0.67       $1,856        3,705        $0.50
          ====================================================================================================================

                                                                           SIX MONTHS ENDED, JUNE 30,
                                                                 2000                                  1999
          --------------------------------------------------------------------------------------------------------------------
                                                      Net                  PER SHARE      Net                     PER SHARE
                                                    Income      Shares      AMOUNTS      Income       Shares       AMOUNTS
          --------------------------------------------------------------------------------------------------------------------
          Net income and basic EPS                  $2,892       3,635       $0.80       $3,654        3,501        $1.04
                                                                          ===========                            =============
          Effect of stock option dilutive shares                   171                                   245
          --------------------------------------------------------------               -----------------------
          DILUTED EARNINGS PER SHARE                $2,892       3,806       $0.76       $3,654        3,746        $0.98
          ====================================================================================================================

Note C    BUSINESS COMBINATION
          --------------------

          On January 5, 2000, the Company acquired Saratoga Bancorp, the parent company of Saratoga National Bank, pursuant to a merger of Saratoga Bancorp with and into the Company. Saratoga National Bank, headquartered in Saratoga, California, operated three branches and as of the acquisition date had $142 million in assets and $103 million in deposits. Saratoga National Bank's San Jose office, which was located near SJNB's San Jose office was consolidated into SJNB's San Jose office in January 2000. The shareholders of Saratoga received 0.70 shares of the Company's common stock for each outstanding share of Saratoga common stock. Total shares issued were 1,175,743. Based on the closing price of the Company's stock on January 5, 2000 of $29.125 the transaction is valued at approximately $34.2 million, excluding the value of any unexercised options, and each Saratoga shareholder received SJNB common stock valued at $20.39 per share. The merger has been accounted for as a pooling of interests. The condensed consolidated financial statements and selected financial data present the combined results of the Company and Saratoga Bancorp on a pooling of interests basis, as if the combination had been consummated at the beginning of the earliest period presented.

          The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying unaudited condensed consolidated financial statements are summarized below:

                                                                 FOR THE QUARTER ENDED JUNE 30, 1999
          ---------------------------------------------------------------------------------------------------------------------
                                                   SJNB                       SARATOGA                     COMBINED
          ---------------------------------------------------------------------------------------------------------------------
          Net interest income                    $ 5,237                       $1,407                      $ 6,644
          Net income                               1,377                          479                        1,856
                                                               FOR THE SIX MONTHS ENDED JUNE 30, 1999
          ---------------------------------------------------------------------------------------------------------------------
          Net interest income                    $10,220                       $2,826                      $13,046
          Net income                               2,706                          948                        3,654

Note D    SEGMENT REPORTING
          -----------------

          SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates to help users of financial statements better understand its performance; better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined it has three segments, general commercial banking, leasing, and factoring/asset based financing. Neither leasing nor factoring/asset based financing meet the required thresholds for disagregation and therefore the disclosures and related information about such segments has not been included in the consolidated financial statements. At such time these segments meet the required thresholds, such disclosures and other information will be included.

Note E    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
          ------------------------------------------------------------

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    RESULTS OF OPERATIONS

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" or the "Bank"), and the Bank's subsidiary, Epic Funding Corp. ("Epic"). The Company and the Bank are headquartered in San Jose, California and Epic is headquartered in Danville, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 2000 and 1999 and the liquidity and financial condition of the Company, SJNB and Epic as of June 30, 2000 and December 31, 1999.

All dollar amounts in the text in Item 2 are in thousands, except per share amounts or as otherwise indicated.

FORWARD-LOOKING INFORMATION
---------------------------

This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; a potential declining health of the economy, either nationally or regionally; the deterioration of credit quality, which could cause an increase in the provision for loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County real estate and technology industries; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; and changes in the securities markets. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. See also the discussion of other risk factors discussed elsewhere in this Report.

CURRENT DEVELOPMENTS
--------------------

On January 5, 2000, the Company acquired Saratoga Bancorp, the parent company of Saratoga National Bank, pursuant to a merger of Saratoga Bancorp with and into the Company. See Note C of Notes to Unaudited Condensed Consolidated Financial Statements.

SELECTED FINANCIAL DATA
-----------------------

The following presents selected financial data and ratios as of and for the quarter and six months ended June 30, 2000 and 1999:


SELECTED FINANCIAL DATA AND RATIOS
-----------------------------------------------------------------------------------------------------------------------------
                                                                       For the quarters              For the six months
                                                                        ended June 30,                 ended June 30,
SELECTED ANNUALIZED OPERATING RATIOS                            -------------------------------------------------------------
EXCLUDING MERGER RELATED COSTS, NET OF TAX:                         2000            1999             2000          1999
-----------------------------------------------------------------------------------------------------------------------------
Return on average equity                                           18.69%          15.09%           18.63%        14.86%
Return on average tangible equity                                  20.78           17.38            20.77         17.15
Return on average assets                                            1.65            1.40             1.67          1.44
Net (recoveries) chargeoffs to average loans and leases            (0.03)          (0.09)            0.04         (0.06)
Average equity to average assets                                    8.84            9.30             8.95          9.69
Average tangible equity to average tangible assets                  8.34            8.63             8.43          8.99

PER SHARE DATA:
Net income per share - basic                                       $0.70           $0.54            $0.80         $1.04
Net income per share - diluted                                      0.67            0.50             0.76          0.98
EXCLUDING MERGER RELATED COSTS, NET OF TAX
Net income per share - basic                                        0.70            0.54             1.39          1.04
Net income per share - diluted                                      0.67            0.50             1.32          0.98
Net income per share - (core) - diluted (1)                         0.70            0.53             1.38          1.04
Dividends per share                                                 0.16            0.14             0.32          0.28
=============================================================================================================================


                                                                 At June 30,    At December 31,     At June 30,
SHAREHOLDERS' EQUITY                                                2000             1999              1999
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity per share                                     $15.11           $14.81            $14.15
Tangible equity per share                                           14.19            13.81             13.04

SELECTED FINANCIAL POSITION RATIOS:
-----------------------------------------------------------------------------------------------------------------------------
Leverage capital ratio                                               8.59%            8.88%             8.64%
Total risk based capital ratio                                      11.38            12.34             11.68
Nonperforming loans and leases to total loans and leases             0.23             0.54              0.11
Nonperforming assets to total assets                                 0.15             0.38              0.07
Allowance for loan and lease losses to total loans                   1.60             1.59              1.57
Allowance for loan and lease losses
  to nonperforming loans and leases                                701.00           296.00          1,402.00
Allowance for loan and lease losses
  to nonperforming assets                                          701.00           296.00          1,402.00
=============================================================================================================================
(1) Excludes after-tax effect of goodwill and core deposit intangible amortization.

SUMMARY OF FINANCIAL RESULTS
----------------------------

The Company reported net income of $2,577 or $0.67 per share - diluted for the quarter ended June 30, 2000. This compares with net income of $1,856 or $0.50 per share - diluted for the second quarter of 1999. The increase in net income compared to the quarter ended June 30, 1999 was primarily the result of the increase in net interest income, offset somewhat, by a decrease in other income and an increase in other expense. See the specific sections below for details regarding these changes.

The Company reported net income of $2,892 or $0.76 per share - diluted for the six months ended June 30, 2000. After excluding merger related costs, net of tax, net income was $5,040 or $1.32 per share - diluted. This compares with net income of $3,654 or $0.98 per share - diluted for the six months of 1999. The increase in operating net income (which is net income excluding the merger related costs, net of tax) compared to the six months ended June 30, 1999 was primarily the result of the increase in net interest income, offset somewhat, by an increase in the loan loss provision, decrease in other income and an increase in other expense. See the specific sections below for details regarding these changes.

NET INTEREST INCOME
-------------------

Net interest income for the quarter ended June 30, 2000, increased $1.9 million as compared to the same quarter a year ago. The Bank's average earning assets for the same period increased by $88 million, as the result of growth in the Bank's investment securities and money market investments of $35 million and in the loan and lease portfolio of $53 million. In addition, the net interest margin increased from 5.54% in the quarter ended June 30, 1999 compared to 6.05% for the quarter ended June 30, 2000.

The increase in the net interest margin was the result of a one-time loan prepayment fee of approximately $225 (an impact of approximately 16 basis points) and interest rate increases during 1999 and 2000. During the second quarter of 1999 the prime rate averaged 7.75% while in the second quarter of 2000 it averaged 9.25% while cost of interest-bearing liabilities increased from 4.06% in 1999 to 4.71% in 2000.

Net interest income for the six months ended June 30, 2000, increased $3.3 million as compared to the six months ended June 30, 1999. The Bank's average earning assets for the same period increased by $88 million, as the result of growth in the Bank's investment securities and money market investments of $32 million and in the loan and lease portfolio of $56 million. In addition, the net interest margin increased from 5.66% in the six months ended June 30, 1999 compared to 5.96% for the six months ended June 30, 2000.

The increase in the net interest margin was the result of a one-time loan prepayment fee of approximately $225 (an impact of approximately 8 basis points) and interest rate increases during 1999 and 2000. During the first half of 1999 the prime rate averaged 7.75% while in the first half of 2000 it averaged 8.97% while cost of interest-bearing liabilities increased from 4.02% in 1999 to 4.59% in 2000.

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

Economic conditions in Northern California have remained relatively strong in 2000, although there are indications that this economic strength could be threatened by the tightening of the skilled labor force in Santa Clara County and the potential for the real estate market to slow down. During the last six months the domestic equity markets have shown an increase in volatility, affecting all companies, but more significantly the high technology companies. The impact of this volatility is not certain at this time but could affect the equity wealth factor of those who have investments in such companies, the future infusion of venture capital and the ability of such companies to raise capital in public markets. These factors could have a serious effect on economic conditions of Santa Clara County. In addition, the competitive environment within the Bank's marketplace continues to be aggressive and the competition among banks for additional loans, leases and deposits has caused more competitive pricing.

The following tables shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three and six months ended June 30, 2000 and 1999.


AVERAGE BALANCES, RATES AND YIELDS
FULLY TAXABLE EQUIVALENT
(dollars in thousands)
                                                                            Quarter ended June 30,
                                                  ----------------------------------------------------------------------------
                                                                  2000                                 1999
------------------------------------------------------------------------------------------------------------------------------
                                                    Average                  Average     Average                   Average
ASSETS                                              Balance     Interest    Yield (1)    Balance     Interest     Yield (1)
------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans and leases, net (2)                        $413,411     $11,269      10.96%     $359,911      $ 8,606       9.59%
  Securities available for sale:
    Taxable (3)                                      99,311       1,623       6.57        69,798        1,034       5.94
    Nontaxable (4)                                      625          15       9.65          ----         ----       ----
  Securities held to maturity:
    Taxable (5)                                       2,976          69       9.33         6,790          108       6.38
    Nontaxable (6)                                   17,835         357       8.04        15,422          305       7.93
  Money market investments                           42,372         668       6.34        36,253          436       4.82
  Interest-bearing due from banks                     1,733          25       5.80         1,789           27       6.05
Interest rate hedging instruments                      ----        ----       ----          ----           (6)      ----
-------------------------------------------------------------------------              ------------------------
     TOTAL INTEREST-EARNING ASSETS                  578,263      14,026       9.76       489,963       10,510       8.60
-------------------------------------------------------------------------              ------------------------
Allowance for loan and lease losses                  (6,617)                              (5,724)
Cash and non-interest bearing due from banks         23,967                               23,037
Other assets                                         28,139                               19,103
Core deposit intangibles and
  goodwill, net                                       3,439                                3,888
-------------------------------------------------------------                         ------------
     Total Assets                                  $627,191                             $530,267
=============================================================                         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                         $82,322         562       2.75       $84,926          585       2.76
    Money market and savings                        151,601       1,592       4.22       109,960          879       3.21
    Certificates of deposit:
      Less than $100                                 59,289         851       5.77        49,118          671       5.48
      $100 or more                                  128,524       1,775       5.55        98,061        1,199       4.90
-------------------------------------------------------------------------             -------------------------
     Total certificates of deposits                 187,813       2,626       5.62       147,179        1,870       5.10
-------------------------------------------------------------------------             -------------------------
Other borrowings                                     33,643         554       6.62        27,651          410       5.95
-------------------------------------------------------------------------             -------------------------
       TOTAL INTEREST-BEARING LIABILITIES           455,379       5,334       4.71       369,716        3,744       4.06
-------------------------------------------------------------------------             -------------------------
Noninterest-bearing demand deposits                 109,108                              101,355
Accrued interest payable and
  other liabilities                                   7,251                               9,856
-------------------------------------------------------------                         ------------
     Total liabilities                              571,738                             480,927
-------------------------------------------------------------                         ------------
Shareholders' equity                                 55,453                              49,340
-------------------------------------------------------------                         ------------
     Total Liabilities and Shareholders' equity    $627,191                            $530,267
============================================================= -----------             ============ ------------
NET INTEREST INCOME AND MARGIN (7)                                $8,692      6.05%                   $ 6,766       5.54%
================================================              =========================            ===========================

 (1) Rates are presented on an annualized basis.
 (2) Includes loan fees of $715 for 2000, and $498 for 1999. Nonperforming loans and leases have been included in average loan and lease balances.
 (3) Includes dividend income of $73 and $76 received in 2000 and 1999,  respectively.
 (4) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($6 in 2000).
 (5) Includes dividend income of $50 received in 2000 and $36 in 1999.
 (6) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($143 in 2000 and $122 in 1999).
 (7) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.


AVERAGE BALANCES, RATES AND YIELDS
FULLY TAXABLE EQUIVALENT
(dollars in thousands)                                                     Six months ended June 30,
                                                 -----------------------------------------------------------------------------
                                                                  2000                                 1999
------------------------------------------------------------------------------------------------------------------------------
                                                    Average                  Average     Average                   Average
ASSETS                                              Balance     Interest    Yield (1)    Balance     Interest     Yield (1)
------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans and leases, net (2)                        $408,015     $21,603      10.65%     $351,779      $16,823       9.64%
  Securities available for sale:
    Taxable (3)                                      94,225       3,078       6.57        67,716        1,991        5.93
    Nontaxable (4)                                      436          20       9.22          ----         ----        ----
  Securities held to maturity:
    Taxable (5)                                       3,610         140       7.80         7,742          252        6.56
    Nontaxable (6)                                   17,829         738       8.33        14,632          573        7.90
  Money market investments                           35,115       1,073       6.14        29,050          704        4.89
  Interest-bearing due from banks                     1,869          52       5.60         1,789           54        6.09
Interest rate hedging instruments                      ----        ----       ----          ----          (20)       ----
-------------------------------------------------------------------------              ------------------------
     TOTAL INTEREST-EARNING ASSETS                  561,099      26,704       9.57       472,708       20,377        8.69
-------------------------------------------------------------------------              ------------------------
Allowance for loan and lease losses                  (6,371)                              (5,652)
Cash and non-interest bearing due from banks         23,606                               22,308
Other assets                                         25,990                               18,313
Core deposit intangibles and
  goodwill, net                                       3,496                                3,926
-------------------------------------------------------------                         ------------
     Total Assets                                  $607,820                             $511,603
=============================================================                         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                         $81,777      1,121        2.76      $ 81,670        1,091        2.69
    Money market and savings                        147,912      3,003        4.08       106,370        1,659        3.15
    Certificates of deposit:
      Less than $100                                 54,952      1,563        5.72        45,223        1,195        5.33
      $100 or more                                  122,851      3,291        5.39        95,642        2,356        4.97
-------------------------------------------------------------------------             -------------------------
     Total certificates of deposits                 177,803      4,854        5.49       140,865        3,551        5.08
-------------------------------------------------------------------------             -------------------------
Other borrowings                                     33,553      1,084        6.50        27,158          801        5.95
-------------------------------------------------------------------------             -------------------------
     TOTAL INTEREST-BEARING LIABILITIES             441,045     10,062        4.59       356,063        7,102        4.02
-------------------------------------------------------------------------             -------------------------
Noninterest-bearing demand deposits                 105,086                               96,871
Accrued interest payable and
  other liabilities                                   7,269                                9,098
-------------------------------------------------------------                         ------------
     Total liabilities                              553,400                              462,032
-------------------------------------------------------------                         ------------
Shareholders' equity                                 54,420                               49,571
-------------------------------------------------------------                         ------------
     Total Liabilities and Shareholders' equity    $607,820                             $511,603
============================================================= -----------             ============ ------------
NET INTEREST INCOME AND MARGIN (7)                             $16,642        5.96%                   $13,275        5.66%
================================================              =========================            ===========================

 (1) Rates are presented on an annualized basis.
 (2) Includes loan fees of $1,223 for 2000, and $1,022 for 1999.  Nonperforming loans and leases have been included in average loan and lease balances.
 (3) Includes dividend income of $152 and $154 received in 2000 and 1999, respectively.
 (4) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($8 in 2000).
 (5) Includes dividend income of $99 received in 2000 and $72 in 1999.
 (6) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($295 in 2000 and $229 in 1999).
 (7) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.

PROVISION FOR LOAN AND LEASE LOSSES
-----------------------------------

The level of the allowance for loan and lease losses and the related provision reflect management's judgment as to the inherent risk of loss associated with the loan and lease portfolios as of June 30, 2000 and 1999 based on information available to management as of said dates. Based on management's evaluation of such risks, an addition of $125 was made to the allowance for loan and lease losses in the three months ended June 30, 2000 as compared to an addition of $27 for the second quarter of 1999. The addition of $375 to the allowance for loan lease losses was made in the six months ended June 30, 2000 as compared to an addition of $166 for the six months ended June 30, 1999. See "Loan and Lease Portfolio."

OTHER INCOME
------------

The following table sets forth the components of other income for the three and six month periods ended June 30, 2000 and 1999:


OTHER INCOME
(dollars in thousands)
                                                             Quarter ended June 30,           Six months ended June 30,
                                                       ----------------------------------------------------------------------
                                                             2000             1999              2000             1999
                                                            Amount           Amount            Amount           Amount
-----------------------------------------------------------------------------------------------------------------------------
Service charges on deposits                                  $291             $252              $565             $464
Other operating income                                        206              186               439              625
Net loss on sale of securities available for sale            (587)            ----              (587)            ----
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                    $(90)            $438              $417           $1,089
=============================================================================================================================

The increase in the service charges on deposits of $39 and $101 for the three and six months ended June 30, 2000, respectively, as compared to the three and six months ended June 30, 1999 is due mainly to a change in the method of assessing certain service charges on deposit accounts. The decrease in other operating income of $186 for the six months of 2000 compared to the six months of 1999 is mainly due to the one-time reversal during the first quarter of 1999 of a specific reserve established for an acquired SBA loan on the date the loan was purchased in prior years and which was paid in full.

OTHER EXPENSES
--------------

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis for the three and six months ended June 30, 2000:


OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
                                          Quarter ended June 30,                        Six months ended June 30,
                                 --------------------------------------------------------------------------------------------
                                          2000                   1999                   2000                   1999
                                   Amount   Percent(1)    Amount   Percent(1)    Amount   Percent(1)    Amount   Percent(1)
-----------------------------------------------------------------------------------------------------------------------------
Salaries and benefits              $2,345      1.50%      $2,240      1.69%     $ 4,643      1.53%      $4,403      1.72%
Occupancy                             173      0.11          209      0.16          358      0.12          409      0.16
Furniture and equipment               168      0.11          155      0.12          336      0.11          295      0.12
Data processing                       180      0.11          158      0.12          347      0.11          341      0.13
Client services paid by Bank          178      0.11          167      0.13          321      0.11          311      0.12
Directors' & shareholders'            204      0.13          161      0.12          345      0.11          316      0.12
Legal and professional fees           203      0.13          165      0.12          340      0.11          329      0.13
Business promotion                    131      0.08          104      0.08          263      0.09          201      0.08
Amortization of core deposit
  intangibles and goodwill            109      0.07          114      0.09          219      0.07          228      0.09
Merger costs                         ----      ----         ----      ----        3,424      1.13         ----      ----
Other                                 425      0.28          491      0.36          970      0.32          978      0.38
-----------------------------------------------------------------------------------------------------------------------------
     Total                         $4,116      2.63%      $3,964      2.99%     $11,566      3.81%      $7,811      3.05%
=============================================================================================================================
(1)  The percentages are calculated by annualizing the expenses and comparing that amount to the average assets for the respective three and six month periods ended June 30, 2000 and 1999.


Total other expenses for the second quarter of 2000 increased $152 from the same period a year ago, primarily as a result of a net increase in salary and benefits of $105. The second quarter 1999 expense includes the operations of Saratoga Bancorp prior to its merger with SJNB Financial Corp. on January 5, 2000. Subsequent to the merger it is estimated that the combined savings in salaries and benefits on a quarterly basis was approximately $150. After taking into consideration the impact of these savings, salaries and benefits increased approximately $255. This is mainly due to increased incentives accruals and salary increases necessitated by the competitive environment for personnel and supplemental compensations programs instituted by Saratoga in 1999 and by SJNB in 2000. Total other expenses for the six months of 2000 increased $3.7 million from the same period a year ago, primarily as a result of nonrecurring merger costs of $3.4 million, in addition to increased incentive accruals and salary increases necessitated by the competitive environment for personnel. As a percent of average assets, excluding nonrecurring merger costs, actual expenses were 2.63% and 2.68% in the second quarter 2000 and the six months ended June 30, 2000, respectively, as compared to 2.99% and 3.05% in the second quarter of 1999 and the six months ended June 30, 1999. This is mainly due to the combination of SJNB and Saratoga National Bank on January 5, 2000.

INCOME TAX PROVISION
--------------------

The effective tax rate for the six months ended June 30, 2000 was 40% and for year ended December 31, 1999 it was 41%. The rate is impacted by several items, the most significant of which are the amortization of intangibles, tax exempt income, the California Franchise tax, the California Franchise Tax Enterprise Tax Zone Credit and the impact of the Bank's investment in Low Income Housing Tax Credit funds.

FINANCIAL CONDITION AND EARNING ASSETS
--------------------------------------

Consolidated assets increased to $639 million at June 30, 2000 compared to $568 million at December 31, 1999. The increase related primarily to an increase in cash, investment securities, federal funds sold and money market investments, loans and other assets, all of which was funded by an increase in deposits of $70 million See "Funding."

FEDERAL FUNDS SOLD AND MONEY MARKET INVESTMENTS
-----------------------------------------------

Federal funds sold and money market investments were $36.2 million at June 30, 2000 as compared to $12.7 million at December 31, 1999. This increase resulted primarily from the increase in the Bank's deposits. See "Funding."

SECURITIES
----------

The following table shows the composition of the securities portfolio at June 30, 2000 and December 31, 1999. There were no issuers of securities (except U.S. Government Securities) for which the book value of securities of any issuer held by the Bank exceeded 10% of the Company's shareholders' equity.


SECURITIES PORTFOLIO
 (dollars in thousands)
                                                           June 30, 2000                        December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                 Amortized    Unrealized    Market     Amortized    Unrealized     Market
                                                    Cost     Gain (Loss)    Value        Cost       Gain (Loss)     Value
-----------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
  U. S. Treasury                                 $  1,496      $    (4)   $  1,492     $  2,496           $3      $  2,499
  U. S. Government Agencies                        34,252         (613)     33,639       37,337         (724)       36,613
  State and municipal (nontaxable)                    625          (46)        579         ----         ----          ----
  State and municipal (taxable)                     1,980         ----       1,980         ----         ----          ----
  Mortgage-backed                                  54,431         (685)     53,746       38,560         (564)       37,996
  Asset-backed                                     10,107          (45)     10,062        2,000          (22)        1,978
  Trust-preferred                                   9,046         (809)      8,237        7,062         (479)        6,583
  Mutual funds                                       ----         ----        ----        5,646         (437)        5,209
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL AVAILABLE FOR SALE                     111,937       (2,202)    109,735       93,101       (2,223)       90,878
-----------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
  U. S. Government Agencies                           499         ----         499          499            3           502
  State and municipal (nontaxable)                 17,838         (911)     16,927       17,828       (1,504)       16,324
  Mortgage-backed                                      70            1          71          657           13           670
-----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                         18,407         (910)     17,497       18,984       (1,488)       17,496
  Federal Home Loan Bank stock                      1,023         ----       1,023        2,563         ----         2,563
  Federal Reserve Bank stock                          664         ----         664          649         ----           649
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL                                         20,094         (910)     19,184       22,196       (1,488)       20,708
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENT SECURITIES PORTFOLIO      $132,031      $(3,112)   $128,919     $115,297      $(3,711)     $111,586
=============================================================================================================================

Unrealized losses generally result from the impact of current market rates being greater than those rates in effect at the time the Bank purchased the securities. The unrealized loss on securities available for sale as of June 30, 2000 was $2.2 million as compared to an unrealized loss of $2.2 million as of December 31, 1999. Although the unrealized loss did not significantly change from December 31, 1999, the Bank realized losses of $587 in the second quarter of 2000 to restructure the portfolio during the higher interest rate environment. Offsetting the realized losses was the impact of the change in the yield curve and a reduction in interest rates during the period. The Bank's weighted average maturity of the available for sale portfolio was approximately
4.1 years as of June 30, 2000, and 6.7 years at December 31, 1999. Management estimates that for each 1% change in interest rates, the value of the Company's available for sale securities will change by approximately 3.0%.

The unrealized loss on securities held to maturity was $910 as of June 30, 2000, as compared to an unrealized loss of $1.5 million as of December 31, 1999. The decrease in the unrealized loss from December 31, 1999 to June 30, 2000 was due, in part, to the above mentioned change in the yield curve and a reduction in interest rates in addition to the appreciation in value of the state and municipal securities. This appreciation in the state and municipal securities is due to several reasons, the most significant is the impact of the inverted yield curve (where rates on longer term instruments are less than those of shorter duration) and a heavy demand for California and its subdivisions issues which make up the most significant portion of the state and municipal security portfolio. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately 11.2 years as of June 30, 2000, while at December 31, 1999 it was 10.4 years. Management estimates that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 5.5%.

The maturities and yields of the investment portfolio at June 30, 2000 are shown below:


MATURITY AND YIELDS OF INVESTMENT SECURITIES
---------------------------------------------------------------------------------------------------------------------
At June 30, 2000
(dollars in thousands)
                                               Available for Sale                      Held to Maturity
                                     --------------------------------------------------------------------------------
                                                                   FTE                                      FTE
                                       Amortized   Estimated     Average     Amortized     Estimated      Average
                                         Cost      Fair Value    Yield(1)      Cost        Fair Value     Yield(1)
                                     --------------------------------------------------------------------------------
U.S. Treasury:
  After 1 year within 5 years          $  1,496     $  1,492       6.25         -----         -----         -----
                                     -------------------------------------
    Totals                                1,496        1,492       6.25         -----         -----         -----
                                     -------------------------------------
U.S. Government Agencies:
  Within 1 year                           9,680        9,656       5.97       $   499       $   499          6.78
  After 1 year within 5 years            21,573       21,145       6.31         -----         -----         -----
  After 5 years within 10 years           2,999        2,838       6.13         -----         -----         -----
                                     --------------------------------------------------------------------------------
    Totals                               34,252       33,639       6.20           499           499          6.78
                                     --------------------------------------------------------------------------------
State and municipal:
  Within 1 year                           -----        -----      -----         1,456         1,456          7.72
  After 1 year within 5 years             -----        -----      -----         2,417         2,412          7.60
  After 5 years within 10 years           1,980        1,980       7.23          964            946          7.97
  After 10 years                            625          579       9.03        13,000        12,113          7.89
                                     --------------------------------------------------------------------------------
    Totals                                2,605        2,559       7.66        17,838        16,927          7.84
                                     --------------------------------------------------------------------------------
Mortgage backed:
  Within 1 year                           -----        -----      -----            70            71          7.90
  After 1 year within 5 years             4,150        4,046       6.34         -----         -----         -----
  After 5 years within 10 years           7,457        7,237       6.28         -----         -----         -----
  After 10 years                         10,924       10,740       6.84         -----         -----         -----
                                     --------------------------------------------------------------------------------
    Totals                               22,531       22,023       6.56            70            71          7.90
                                     --------------------------------------------------------------------------------
CMO's:
  Within 1 year                           4,892        4,865       6.71         -----         -----         -----
  After 1 year within 5 years            25,874       25,731       6.70         -----         -----         -----
  After 5 years within 10 years           1,134        1,128       6.80         -----         -----         -----
                                     -------------------------------------
    Totals                               31,900       31,723       6.70         -----         -----         -----
                                     -------------------------------------
Asset backed:
  Within 1 year                           6,485        6,456       6.82         -----         -----         -----
  After 1 year within 5 years             3,622        3,606       6.94         -----         -----         -----
                                     -------------------------------------
    Totals                               10,107       10,062       6.86         -----         -----         -----
                                     -------------------------------------
Trust-preferred:
  Within 1 year                           1,988        1,974       7.00         -----         -----         -----
  After 10 years                          7,057        6,263       7.91         -----         -----         -----
                                     -------------------------------------
    Totals                                9,046        8,237       7.71         -----         -----         -----
                                     -------------------------------------
Other:                                                                      -----------------------------------------
  Non-maturity equity                     -----        -----      -----         1,687         1,687          6.00
                                     --------------------------------------------------------------------------------
    Total investment securities         111,937     $109,735       6.63%      $20,094       $19,184          7.63%
                                                  ===================================================================
Net unrealized loss on
  securities available for sale          (2,202)
                                     -------------
    Total investment securities,
      net carrying value               $109,735
                                     =============
 (1) Fully taxable equivalent.


LOAN AND LEASE PORTFOLIO
------------------------

The following table provides a breakdown of the Company's consolidated loans and leases by type of borrower:


LOAN AND LEASE PORTFOLIO
(dollars in thousands)
                                                                 June 30, 2000                     December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                           Percentage                         Percentage
                                                            Total           of Total           Total           of Total
                                                            Amount            Loans            Amount            Loans
-----------------------------------------------------------------------------------------------------------------------------
Commercial and other                                       $122,433           29.3%          $123,873            30.6%
SBA                                                          55,422           13.2             49,949            12.4
Leasing                                                      32,286            7.7             20,837             5.2
Factoring/Asset based                                        10,754            2.6              9,901             2.5
Real estate construction                                     41,625            9.9             48,410            12.0
Real estate term                                            142,562           34.1            139,103            34.5
Consumer                                                     14,633            3.5             12,448             3.1
Unearned fee income                                          (1,176)          (0.3)            (1,203)           (0.3)
-----------------------------------------------------------------------------------------------------------------------------
     Total loans and leases                                $418,539          100.0%          $403,318           100.0%
=============================================================================================================================


Consolidated loans and leases increased to $419 million at June 30, 2000, from $403 million at December 31, 1999 or approximately a 4% growth rate for the six months. The growth was primarily due to increases in the leasing volumes and an increase in SBA lending. The Bank has elected not to aggressively seek or renew loans where, in management's opinion, the Bank's underwriting criteria is not satisfied; this has caused a slow down in loan production and an increase in payoffs when the Bank has not met competitive pressures. Competition for commercial and other loans remains highly competitive within the Bank's marketing area.

Approximately 49% of the loan and lease portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate term, mortgage warehouse lines (0.4%, included in the Commercial and other category), real estate equity lines (1.5%, included in the Consumer category), loans to real estate developers for short-term investment purposes (2.4%) and loans for real estate investment purposes made to non-developers (.7%). The latter two types of loans are included in the Commercial and other CATEGORY. Approximately 29% of the loan and lease portfolio is made up of commercial loans; however, in management's view, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, real estate construction and real estate term loans at June 30, 2000. Approximately 77% of the commercial, SBA and real estate loan portfolio have floating interest rates which, in management's opinion, generally limits the exposure to interest rate risk on long-term loans and leases but can have a negative impact when rates decline.


COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY

(dollars in thousands)                                     Balances maturing                Interest Rate Sensitivity
                                             ----------------------------------------------------------------------------
                                                                                             Predeter-
                                Balances at                     One year                       mined         Floating
                                 June 30,        One year       to five       Over five       interest       interest
                                   2000          or less         years          years          rates          rates
-------------------------------------------------------------------------------------------------------------------------
Commercial and other             $122,433        $82,446        $31,814        $8,174        $24,127         $98,306
SBA                                55,422          2,879         10,243        42,300          2,437          52,984
Real estate construction           41,625         38,448            500         2,677          7,780          33,845
Real estate-other                 142,562         11,884         41,672        89,005         48,928          93,634


The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan or lease within each category of borrower (commercial, real estate term, real estate construction, factoring/asset-based lending, consumer, SBA, etc.) and leases. Loans and leases are graded on a ranking system based on management's assessment of the loan or lease's credit quality. The assigned loss ratio is based upon, among other things, the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans and leases. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan and lease is evaluated on the basis of whether or not it is impaired. For impaired loans and leases, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach believed by management to measure the risk of possible future loan and lease losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. The allowance for loan and lease losses was approximately $6.7 million at June 30, 2000, or 1.60% of total loans and leases outstanding on such date.

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

The following schedule provides an analysis of the allowance for loan and lease losses:


ALLOWANCE FOR LOAN AND LEASE LOSSES
 (dollars in thousands)
                                                                         Quarter ended      Six months ended    Year ended
                                                                           June 30,             June 30,       December 31,
                                                                     --------------------------------------------------------
                                                                        2000       1999      2000      1999        1999
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                                       $6,551     $5,659    $6,412    $5,494      $5,494
Charge-offs by loan or lease category:
  Commercial                                                             ----          6      ----         6         108
  SBA                                                                    ----       ----      ----      ----          18
  Real estate-construction                                               ----       ----       376      ----        ----
  Real estate term                                                       ----       ----      ----      ----           4
  Consumer                                                                  3                   10        20          35
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL CHARGE-OFFS                                                      3          6       386        26         165
-----------------------------------------------------------------------------------------------------------------------------
Recoveries by loan or lease category:
  Commercial                                                                8         38        21        70         150
  SBA                                                                    ----          1      ----         2           5
  Real estate-construction                                                  5          1       259         2           4
  Real estate term                                                       ----       ----                ----           4
  Consumer                                                                 17         45        22        56          59
-----------------------------------------------------------------------------------------------------------------------------
    TOTAL RECOVERIES                                                       30         85       302       130         222
-----------------------------------------------------------------------------------------------------------------------------
NET CHARGE-OFFS (RECOVERIES)                                              (27)       (79)       84      (104)        (57)
-----------------------------------------------------------------------------------------------------------------------------
PROVISION CHARGED TO EXPENSE                                              125         26       375       166         861
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF THE PERIOD                                             $6,703     $5,764    $6,703    $5,764      $6,412
=============================================================================================================================

Ratios:
Net (recoveries) charge-offs to average loans and leases, annualized     (.03%)     (.09%)     .04%     (.06%)      (.02%)
Allowance to total loans and leases at the end of the period             1.60       1.57      1.60      1.57        1.59
Allowance to nonperforming loans and leases at end of the period       701.00   1,402.00    701.00  1,402.00      296.00
=============================================================================================================================


During the second quarter of 2000, the Bank wrote-off $3 in loans and had recoveries of $30 for a total net recovery of $27. During the second quarter of 1999, the Bank wrote-off $6 in loans and had recoveries of $85 for a total of $79 in net recoveries. For the six months ended June 30, 2000, the Company had total charge-offs of $386 compared to $26 for the six months ended June 30, 1999. The allowance for loan and lease losses was 701% of nonperforming loans and leases at June 30, 2000 compared to 296% at December 31, 1999. The increase in the percentage of allowance for loan and lease losses to nonperforming loans and leases was due to the reduction in nonperforming loans. See "Nonperforming Loans and Leases."

NONPERFORMING LOANS AND LEASES
------------------------------

Nonperforming loans and leases consist of loans and leases for which the accrual of interest has been suspended, restructured loans and leases and other loans and leases with principal or interest contractually past due 90 days or more and still accruing. At June 30, 2000, there was approximately $282 in loans and leases for which the accrual of interest had been suspended and $674 of loans and leases with principal or interest contractually past due 90 days or more and still accruing for a total of $956 of nonperforming loans and leases. At December 31, 1999 there was approximately $2,148 in loans for which the accrual of interest had been suspended plus $15 with principal or interest contractually past due 90 days or more and still accruing for a total of $2,163 in nonperforming loans and leases.

As of June 30, 2000, nonperforming loans and leases consisted of three loans and one lease. The three loans amount to $294 and two are secured by real estate and one has an SBA guarantee. The lease in the amount of $663 is for a printing press and together with a vendor's holdback management believes the collateral has sufficient value to recover any potential loss. Management does not consider the loss exposure on these loans and leases to be significant at June 30, 2000.

Management conducts an ongoing evaluation and review of the loan and lease portfolio in order to identify potential nonperforming loans and leases. Management considers loans and leases which are classified for regulatory purposes, and loans and leases which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credit information about which management is aware which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of June 30, 2000, management has not identified any significant loans or leases not mentioned above with respect to which known information causes management to have serious doubts about the borrowers' abilities to comply with present repayment terms, such that the loans and leases might subsequently be classified as nonperforming. On July 1, 2000, the $663 lease described above with principal or interest contractually past due 90 days or more and still accruing was placed on nonaccrual status and the past due interest was written off. Changes in world, national or local economic conditions or specific industry segments (including declining exports), rising interest rates, declines in real estate values, declines in securities markets and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and leases and the value of real estate and other collateral securing such loans and leases.

The Bank is committed on a letter of credit in the amount of $650, which relates to the real estate loan, which was written off during the first quarter of 2000. The letter of credit supports the necessary required infrastructure relating to the real estate project. It is estimated that 80% of such infrastructure has been completed. The estimated exposure for this letter of credit has been specifically identified in the Bank's allowance for loan and lease losses.

OTHER ASSETS
------------

Other assets increased approximately $11 million to $23 million at June 30, 2000 from the December 31, 1999 amount of $12. The increase is primarily due to the purchase of approximately $8 million in life insurance policies on key executives and directors of the Company and the investment in a low income housing tax credit investment fund of $1.0 million.

FUNDING
-------

The following table provides a breakdown of deposits by category as of the dates indicated:


DEPOSIT CATEGORIES
 (dollars in thousands)
                                                                June 30, 2000                     December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                           Percentage                         Percentage
                                                           Total            of Total           Total           of Total
                                                           Amount           Deposits           Amount          Deposits
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                                $117,837            21.7%          $ 94,687            20.0%
Interest-bearing demand                                     77,133            14.2             78,523            16.6
Money market and savings                                   151,675            27.9            140,871            29.8
Certificates of deposit:
  Less than $100                                            57,267            10.5             54,172            11.4
  $100 or more                                             139,920            25.7            105,480            22.3
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                 $543,832           100.0%          $473,733           100.0%
=============================================================================================================================


Deposits as of June 30, 2000 were $544 million compared to $474 million at December 31, 1999. The source of deposit growth was from all areas, except interest-bearing demand deposits and represented the dynamic economic environment of Silicon Valley, including a strong real estate market, venture capital fundings, and the continued strength of the initial public offering market.

Management believes that non-interest bearing deposits could decrease as a percent of the total, in part, due to competitive pressures and changes in the deposit products being utilized by the Bank's customers, which has caused a shift to higher-yielding interest-bearing products. See "Capital and Liquidity-Liquidity."

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

As of July 7, 2000, the Bank entered into a three-year interest swap, as a partial hedge against its prime rate loan portfolio, where the Bank will receive 9.6% and pay the daily average prime rate. The Bank believes this will be accounted for as a hedge under FAS No. 133.

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

The Comptroller of the Currency also requires SJNB to maintain adequate capital. The Comptroller's current regulations require national banks to maintain Tier 1 leverage capital ratio equal to at least 3% to 5% of total assets, depending on the Comptroller's evaluation of the Bank. The Comptroller also has adopted risk-based capital requirements. Similar to the Federal Reserve Bank's guidelines, the amount of capital the Comptroller requires a bank to maintain is based upon the composition of its asset base and risk factors assigned to those assets. The guidelines require the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital. The capital ratios of the Bank are similar to the capital ratios of the Company.

The table below summarizes the various capital ratios of the Company and the Bank at June 30, 2000 and December 31, 1999.


RISK-BASED AND LEVERAGE CAPITAL RATIOS
(DOLLARS IN THOUSANDS)
                                                                 June 30, 2000              December 31, 1999
                                                       ----------------------------------------------------------------------
COMPANY-RISK-BASED                                          Amount            Ratio            Amount            Ratio
------------------                                     ----------------------------------------------------------------------
Tier 1 capital                                             $ 53,856           10.13%          $ 50,371           11.08%
Tier 1 capital minimum requirement                           21,272            4.00             18,177            4.00
                                                       ----------------------------------------------------------------------
     Excess                                                $ 32,585            6.13%          $ 32,194            7.08%
                                                       ======================================================================
Total capital                                              $ 60,504           11.38%          $ 56,060           12.34%
Total capital minimum requirement                            42,543            8.00             36,354            8.00
                                                       ----------------------------------------------------------------------
     Excess                                                $ 17,961            3.38%          $ 19,706            4.34%
                                                       ======================================================================
Risk-adjusted assets                                       $531,792                           $454,429
                                                       ===============                    ===============

COMPANY-LEVERAGE
----------------
Tier 1 capital                                             $ 53,856            8.59%          $ 50,371            8.88%
Minimum leverage ratio requirement                           25,088            4.00             22,685            4.00
                                                       ----------------------------------------------------------------------
     Excess                                                 $28,769            4.59%          $ 27,686            4.88%
                                                       ======================================================================

Average total assets                                       $627,191                           $567,130
                                                       ===============                    ===============

BANK-RISK-BASED
---------------
TIER 1 CAPITAL                                             $ 51,009            9.65%          $ 48,050           10.57%
--------------
Tier 1 capital minimum requirement                           21,143            4.00             18,180            4.00
                                                       ----------------------------------------------------------------------
     Excess                                                $ 29,866            5.65%          $ 29,870            6.57%
                                                       ======================================================================
TOTAL CAPITAL                                              $ 57,618           10.90%          $ 53,740           11.82%
Total capital minimum requirement                            42,287            8.00             36,360            8.00
                                                       ----------------------------------------------------------------------
     Excess                                                $ 15,331            2.90%          $ 17,380            3.82%
                                                       ======================================================================
RISK-ADJUSTED ASSETS                                       $528,585                           $454,503
                                                       ===============                    ===============

BANK-LEVERAGE
-------------
Tier 1 capital                                             $ 51,009            8.15%          $ 48,050            8.47%
Minimum leverage ratio requirement                           25,032            4.00             22,679            4.00
                                                       ----------------------------------------------------------------------
     Excess                                                $ 25,977            4.15%          $ 25,371            4.47%
                                                       ======================================================================
AVERAGE TOTAL ASSETS                                       $625,802                           $566,978
                                                       ===============                    ===============


LIQUIDITY
---------

Management strives to maintain a level of liquidity sufficient to meet customer requirements for loan and lease funding and deposit withdrawals in an economically feasible manner. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan and lease demand, capital expenditures, and prevailing and anticipated economic conditions. SJNB's business is generated primarily through customer referrals and employee business development efforts; however SJNB could utilize purchased deposits to satisfy temporary liquidity needs.

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks and other short-term investments, short-term securities held to maturity, and securities available for sale less short-term borrowings. At June 30, 2000, consolidated net liquid assets totaled $143 million or 22% of consolidated total assets as compared to $93 million or 16% of consolidated total assets at December 31, 1999. In addition to the liquid asset portfolio, SJNB also has available $22 million in informal lines of credit with three major commercial banks, a collateralized repurchase agreement with a maximum limit of $30 million, the guaranteed portion of the SBA loan portfolio of approximately $32 million, and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $8.5 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 26% of total deposits on June 30, 2000 and December 31, 1999.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan and lease portfolio consists primarily of floating rate, short-term loans. On June 30, 2000, approximately 30% of total consolidated assets had maturities less than one year and 67% of total consolidated loans and leases had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan and lease portfolio, and loan and lease agreements which generally require monthly interest payments, provide the Company with a secondary source of liquidity. There are no material commitments for capital expenditures in 2000.

The Company's liquidity is maintained by cash flows stemming from dividends and management fees from the Bank and the exercise of stock options issued to the Bank's employees and directors. The amount of dividends from the Bank is subject to certain regulatory restrictions. Subject to said restrictions, at December 31, 1999, up to $8.9 million could have been paid to the parent Company by the Bank without regulatory approval. Dividends of $3.8 million were paid to the parent company during 1999.

EFFECTS OF INFLATION
--------------------

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1999 or the first six months of 2000.


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

The Company's balance sheet position at June 30, 2000 was asset-sensitive on a short-term basis, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. Management believes there has been no significant change in the Bank's market risk exposures disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Summary of Financial Results - Net Interest Income."

Commencing in the third quarter of 1999, the Federal Open Market Committee ("FOMC") began a process of increasing interest rates to offset the possible increase in inflation and to slow down consumer spending. Through June 30, 2000, the FOMC had increased interest rates 175 basis points. During this period the Bank has experienced an increase in its net interest margin. For the quarters ended June 30, 1999, September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000 net interest margins on a fully taxable equivalent basis were 5.54%, 5.63%, 5.64%, 5.88%, and 5.87% (after adjusting for the unusual prepayment fee) respectively. The effect of possible interest rate changes is not precisely determinable due to the many factors influencing the Bank's net interest margin, including repricing of deposits, a change in mix of the loan, lease and deposit portfolios and other borrowings, changes in relative volumes, the speed in which fixed rate loans and leases are repriced, discretionary investment activities and other factors. Although, there is a positive change in the Bank's net interest margin, during this period the Bank also experienced significant growth in its higher cost funding sources, such as money market savings and certificates of deposits. The growth in these deposits and a larger proportional investment of funds in investment securities had the impact of offsetting a portion of the increase in the net interest margin.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
------

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

At the annual meeting of shareholders of the Company on May 24, 2000, 3,120,010 shares were represented. Each of the persons named in the Proxy Statement as the six nominees to serve as directors of the Corporation until the 2003 Annual Meeting of the Shareholders was elected. In the election of directors, the shareholders of the Company voted as follows:

                                    Number of             Number of
                                    Votes Cast              Votes
             Name                  for Nominee             Withheld
             ----                  -----------           -----------
       Bruno, Albert V.             2,760,888              359,122
       Gorry, F. Jack               2,702,940              417,070
       Kron, William D.             3,072,035               47,975
       Mancuso, V. Ronald           3,071,609               48,401
       Mount, Richard L             3,043,756               76,254
       Oneal, Louis                 3,070,819               49,191

In addition, the shareholders ratified the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2000, with 3,077,416 shares being voted for the ratification, 34,054 shares being voted against and 8,540 shares abstained.

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

       (3)(ii). The Registrant's Restated Bylaws as of February 23, 2000 are hereby incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

       *(10)z. Form of Executive Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and James R. Kenny, Eugene E. Blakeslee, Frederic A. Charpiot, Margo Culcasi and Judith Doering Nielsen.

       *(10)aa. Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and James R. Kenny, Eugene E. Blakeslee, Frederic A. Charpiot, Margo Culcasi and Judith Doering Nielsen.

       *(10)ab. Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and Ray S. Akamine, Albert V. Bruno, Rod Diridon, Sr., F. Jack Gorry, Arthur K. Lund, Richard L. Mount, Louis Oneal, and Douglas
                    L. Shen, D.D.S.

       *  Indicates management contract or compensation plan or arrangement.


     (b) Reports on Form 8-K

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SJNB FINANCIAL CORP.
                                 (Registrant)



Date:  August 14, 2000           /s/ James R. Kenny
                                -----------------------------------
                                 James R. Kenny
                                 President and
                                 Chief Executive Officer



Date:  August 14, 2000           /s/ Eugene E. Blakeslee
                                -----------------------------------
                                 Eugene E. Blakeslee
                                 Executive Vice President and Chief
                                 Financial Officer (Chief Accounting Officer)

                              SJNB Financial Corp.

                                    Form 10-Q

                                    Exhibits

                                  June 30, 2000

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

*(10)z. Form of Executive Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and James R. Kenny, Eugene E. Blakeslee, Frederic A. Charpiot, Margo Culcasi and Judith Doering Nielsen.

*(10)aa. Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and James R. Kenny, Eugene
             E. Blakeslee, Frederic A. Charpiot, Margo Culcasi and Judith Doering Nielsen.


*(10)ab Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and Ray S. Akamine, Albert
             V. Bruno, Rod Diridon, Sr., F. Jack Gorry, Arthur K. Lund, Richard
             L. Mount, Louis Oneal, and Douglas L. Shen, D.D.S.

*  Indicates management contract or compensation plan or arrangement.