Form 10-Q
period 2000-09-30
SJNB FINANCIAL CORP
filed 2000-11-08
CIK 721161

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed, since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X_ No _ __

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 3,697,031 shares of common stock outstanding as of November 1, 2000.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
         Condensed Consolidated Balance Sheets                            3
         Condensed Consolidated Statement of Operations                   4
         Condensed Consolidated Statements of Shareholders' Equity        5
         Condensed Consolidated Statements of Cash Flows                  6
         Notes to Unaudited Condensed Consolidated Financial Statements   7

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             8

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                     23

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                24

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        24

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                  24

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              25

Item 5.  OTHER INFORMATION                                                25

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 25

SIGNATURES                                                                29

                         PART I - FINANCIAL INFORMATION


Item 1. -Financial Statements
                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                                           September 30,     December 31,
                                         Assets                                                2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                         $24,801           $18,938
Interest-bearing deposits in other banks                                                            599             2,042
Federal funds sold                                                                                2,000             7,000
Money market investments                                                                         17,915             5,651
Investment securities:
  Available for sale                                                                            121,525            90,878
  Held to maturity (Fair value: $18,462 at September 30, 2000
    and $20,708 at December 31, 1999)                                                            19,203            22,196
-----------------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                                140,728           113,074
-----------------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                                433,895           403,318
Allowance for loan and lease losses                                                              (7,169)           (6,412)
-----------------------------------------------------------------------------------------------------------------------------
  Loans and leases, net                                                                         426,726           396,906
-----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                       5,382             5,564
Accrued interest receivable                                                                       3,682             3,202
Intangibles, net of accumulated amortization of $2,949 at
   September 30, 2000 and $2,620 at December 31, 1999                                             3,287             3,617
Other assets                                                                                     24,767            12,087
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                              $649,887          $568,081
=============================================================================================================================

                          Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                                          $126,824           $94,687
   Interest-bearing                                                                             421,815           379,046
-----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                             548,639           473,733
-----------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                                                  20,371            22,503
Other borrowings                                                                                 14,602            11,022
Accrued interest payable                                                                          2,304             1,720
Other liabilities                                                                                 5,319             5,884
-----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                          591,235           514,862
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized;
  none issued or outstanding in 2000 or 1999.                                                      ----              ----
  Common stock, no par value; authorized, 20,000 shares;
     issued and outstanding, 3,692 shares at September 30, 2000
     and 3,593 shares at December 31, 1999.                                                      21,642            20,769
  Retained earnings                                                                              37,851            33,942
  Accumulated other comprehensive losses                                                           (841)           (1,492)
-----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                  58,652            53,219
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                      ----              ----
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholder's Equity                                                $649,887          $568,081
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                Quarter ended         Nine months ended
                                                                                September 30,           September 30,
                                                                           -------------------------------------------------
                                                                               2000       1999        2000        1999
----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans and leases                                       $11,459      $9,335    $33,062     $26,157
  Interest on money market investments                                            602         368      1,675       1,072
  Interest on time deposits                                                        14          26         66          80
  Interest and dividends on investment securities available for sale            1,870       1,313      4,960       3,304
  Interest on investment securities held to maturity                              250         302        833         899
  Other interest and investment income (expense)                                    5         (14)         5         (34)
----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                      14,200      11,330     40,601      31,478
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Interest-bearing demand                                                       564         542      1,685       1,633
    Money market and savings                                                    1,643       1,062      4,646       2,721
    Certificates of deposits less than $100                                       843         709      2,406       1,903
    Certificates of deposit over $100                                           2,074       1,273      5,365       3,630
Federal Home Loan Bank advances                                                   335         343        999       1,016
Other borrowings                                                                  222         239        642         367
----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                      5,681       4,168     15,743      11,270
----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                         8,519       7,162     24,858      20,208
----------------------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses                                               150         150        525         316
----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       loan and lease losses                                                    8,369       7,012     24,333      19,892
----------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                     261         297        826         761
  Other operating income                                                          322         222        761         847
  Net loss on securities available for sale                                      ----         (51)      (587)        (51)
----------------------------------------------------------------------------------------------------------------------------
     Total other income                                                           583         468      1,000       1,557
----------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                         2,487       2,365      7,130       6,768
  Occupancy                                                                       431         375      1,125       1,080
  Merger related costs, nonrecurring                                             ----        ----      3,424        ----
  Other                                                                         1,505       1,456      4,310       4,160
----------------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                       4,423       4,196     15,989      12,008
----------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                 4,529       3,284      9,344       9,441
Income taxes                                                                    1,760       1,300      3,683       3,803
----------------------------------------------------------------------------------------------------------------------------
     Net income                                                                $2,769      $1,984     $5,661      $5,638
============================================================================================================================

Net income per share - basic                                                    $0.75       $0.57      $1.55       $1.62
============================================================================================================================
Net income per share - diluted                                                  $0.72       $0.53      $1.48       $1.50
============================================================================================================================
Excluding merger related costs, net of tax
Net income per share - basic                                                    $0.75       $0.57      $2.14       $1.62
============================================================================================================================
Net income per share - diluted                                                  $0.72       $0.53      $2.04       $1.50
============================================================================================================================

Dividends declared                                                              $0.16       $0.14      $0.48       $0.42
============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       SJNB FINANCIAL CORP. AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                                 (in thousands)
                                   (Unaudited)

                                                                                                       Net Unrealized
                                                                                                  Gain (Loss)      Total
                                                                                                 on Securities    Share-
                                                                        Common       Retained      Available     holders'
Nine months ended September 30, 1999                      Shares         Stock       Earnings      for Sale       Equity
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                                  3,590       $21,461       $28,996          $282       $50,739
                                                                                                               --------------
Net income                                                                               5,638                       5,638
Other comprehensive income - Unrealized losses
   on securities held for sale, net                                                                   (1,243)       (1,243)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                 4,395
-----------------------------------------------------------------------------------------------------------------------------
Common stock repurchased                                      (148)       (3,390)         (522)                     (3,912)
Stock options exercised                                         21           223                                       223
Cash dividends                                                                          (1,319)                     (1,319)
-----------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1999                                 3,463       $18,294       $32,793         ($961)      $50,126
=============================================================================================================================

Nine months ended September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                                  3,593       $20,769       $33,942       ($1,492)      $53,219
Net income                                                                               5,661                       5,661
Other comprehensive income - Realized losses
   on securities held for sale, net                                                                     (587)         (587)
Unrealized gains on securities held for sale, net                                                      1,238         1,238
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                 6,312
-----------------------------------------------------------------------------------------------------------------------------
Stock options exercised                                         99           873                                       873
Cash dividends                                                                          (1,752)                     (1,752)
-----------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 2000                                 3,692       $21,642       $37,851         ($841)      $58,652
=============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                      SJNB FINANCIAL CORP. AND SUBSIDIARY
                                Condensed Consolidated Statements of Cash Flows
                                                 (in thousands)
                                                  (Unaudited)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                ---------------------------------
                                                                                      2000            1999
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                            $5,661          $5,638
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                                  525             316
      Depreciation and amortization                                                        624             846
      Gain on sale of leased assets                                                       ----              33
      Amortization on intangibles                                                          330             342
      Net loss on securities available for sale                                            587              51
      Amortization of (premium) discount on investment securities, net                    (119)             44
      Increase in intangibles assets                                                      ----             (45)
      Increase in accrued interest receivable and other assets                          (4,467)         (1,284)
      Increase (decrease) in accrued interest payable and other liabilities                999            (131)
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                      4,140           5,810
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale/maturity of securities available for sale                          20,097          18,204
  Maturities of securities held to maturity                                              3,157           5,195
  Purchase of securities available for sale                                            (50,122)        (38,560)
  Purchase of securities held to maturity                                                 (132)         (5,488)
  Purchase of life insurance policies                                                   (9,070)         (1,238)
  Increase in loans and leases, net                                                    (30,439)        (41,375)
  Proceeds from sale of premises and equipment                                            ----             481
  Capital expenditures                                                                    (441)         (3,460)
-----------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                        (66,950)        (66,241)
-----------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Increase in deposits, net                                                             74,906          43,746
  Increase in other borrowings                                                              99          24,057
  Increase (decrease) in federal funds purchased                                         2,500          (2,000)
  Decrease in Federal Home Loan Bank borrowings                                         (2,132)           (126)
  Cash dividends                                                                        (1,752)         (1,319)
  Stock repurchase                                                                        ----          (3,912)
  Proceeds from stock options exercised                                                    873             223
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                     74,494          60,669
-----------------------------------------------------------------------------------------------------------------
          Net increase in cash and equivalents                                          11,684             238
Cash and equivalents at beginning of period                                             33,631          56,312
-----------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                  $45,315         $56,550
=================================================================================================================
Other cash flow information:
  Interest paid                                                                        $15,159         $11,025
                                                                                =================================
                                                                                ---------------------------------
  Income taxes paid                                                                      3,562           4,126
=================================================================================================================
Noncash transactions:
  Unrealized gain (loss) on securities available for sale, net of tax                   $1,238         $(1,243)
=================================================================================================================

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

Note B     Net Income Per Share of Common Stock

          The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows (in thousands, except per share amounts):

                                                                         Quarter ended, September 30
                                                                 2000                                 1999
           -----------------------------------------------------------------------------------------------------------------
                                                      Net                   Per Share      Net                   Per Share
                                                    Income       Shares      Amounts      Income      Shares      Amounts
           -----------------------------------------------------------------------------------------------------------------
           Net income and basic EPS                   $2,769       3,690       $0.75       $1,984        3,461      $0.57
                                                                           ============                         ============
           Effect of stock option dilutive shares                    175                             310
           ----------------------------------------------------------------            -------------------------
           Diluted earnings per share                 $2,769       3,865       $0.72       $1,984        3,771      $0.53
           =================================================================================================================

                                                                       Nine months ended, September 30
                                                                 2000                                 1999
           -----------------------------------------------------------------------------------------------------------------
                                                      Net                   Per Share      Net                   Per Share
                                                    Income       Shares      Amounts      Income      Shares      Amounts
           -----------------------------------------------------------------------------------------------------------------
           Net income and basic EPS                   $5,661       3,653       $1.55       $5,638        3,487      $1.62
                                                                           ============                         ============
           Effect of stock option dilutive shares                    172                                  260
           -----------------------------------------------------------------------------------------------------------------
           Diluted earnings per share                 $5,661       3,825       $1.48       $5,638        3,747      $1.50
           =================================================================================================================

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

                    For the quarter ended September 30, 1999
 ------------------------------ ------------------------------------------------
                                 SJNB      Saratoga    Combined
         ------------------------------ ---------------------------- -----------
         Net interest income     $5,729     $1,433      $7,162
         Net income               1,498        486       1,984
                  For the nine months ended September 30, 1999
         ------------------------------ ----------------------------------------
         Net interest income     $15,949     $4,259    $20,208
         Net income                4,204      1,434      5,638

Note  D   Segment Reporting

          SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates to help users of financial statements better understand its performance; better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined it has three segments, general commercial banking, leasing, and factoring/asset based financing. Neither leasing nor factoring/asset based financing meet the required thresholds for disaggregation and therefore the disclosures and related information about such segments has not been included in the consolidated financial statements. At such time these segments meet the required thresholds, such disclosures and other information will be included.

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



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SJNB Financial Corp. (the "Company") is the holding company for San Jose National Bank ("SJNB" or the "Bank"), and the Bank's subsidiary, Epic Funding Corp. ("Epic"). The Company and the Bank are headquartered in San Jose, California and Epic is headquartered in Danville, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 2000 and 1999 and the liquidity and financial condition of the Company, SJNB and Epic as of September 30, 2000 and December 31, 1999.

All dollar amounts in the text in Item 2 are in thousands, except per share amounts or as otherwise indicated.

Forward-looking Information

This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; a potential declining health of the economy, either nationally or regionally; the deterioration of credit quality, which could cause an increase in the provision for loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County real estate and technology industries; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks and liquidity risks; and changes in the securities markets. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2000. See also the discussion of other risk factors discussed elsewhere in this Report.

Current Developments

On January 5, 2000, the Company acquired Saratoga Bancorp, the parent company of Saratoga National Bank, pursuant to a merger of Saratoga Bancorp with and into the Company. See Note C of Notes to Unaudited Condensed Consolidated Financial Statements.

Selected Financial Data

The following presents selected financial data and ratios as of and for the quarter and nine months ended September 30, 2000 and 1999:


SELECTED FINANCIAL DATA AND RATIOS
-----------------------------------------------------------------------------------------------------------------------------
                                                                      For the quarters             For the Nine months
SELECTED ANNUALIZED OPERATING RATIOS                                ended September 30,            ended September 30,
                                                               --------------------------------------------------------------
EXCLUDING MERGER RELATED COSTS, NET OF TAX:                         2000            1999           2000           1999
-----------------------------------------------------------------------------------------------------------------------------

Return on average equity                                             19.50%          15.77%         18.93%         14.94%
Return on average tangible equity                                    21.55           18.04          21.04          17.16
Return on average assets                                              1.70            1.42           1.68           1.43
Net (recoveries) chargeoffs to average loans and leases              (0.30)          (0.08)         (0.07)         (0.07)
Average equity to average assets                                      8.72            9.02           8.87           9.60
Average tangible equity to average tangible assets                    8.25            8.40           8.37           8.92

PER SHARE DATA:
Net income per share - basic                                         $0.75           $0.57          $1.55          $1.62
Net income per share - diluted                                        0.72            0.53           1.48           1.50
Excluding merger related costs, net of tax
Net income per share - basic                                          0.75            0.57           2.14           1.62
Net income per share - diluted                                        0.72            0.53           2.04           1.50
Net income per share - diluted (1)                                    0.74            0.56           2.13           1.60
Dividends per share                                                   0.16            0.14           0.48           0.42
=============================================================================================================================

                                                                 At September 30,   At December 31,   At September 30,
SHAREHOLDERS' EQUITY                                                   2000               1999              1999
------------------------------------------------------------------------------------------------------------------------
Shareholders' equity per share                                       $15.89               $14.81            $14.47
Tangible equity per share                                             15.00                13.81             13.40

SELECTED FINANCIAL POSITION RATIOS:
-----------------------------------------------------------------------------------------------------------------------
Leverage capital ratio                                                 8.68%                8.88%             8.53%
Total risk based capital ratio                                        11.90                12.34             11.79
Nonperforming loans and leases to total loans and leases               0.22                 0.54              0.33
Nonperforming assets to total assets                                   0.15                 0.38              0.22
Allowance for loan and lease losses to total loans                     1.65                 1.59              1.58
Allowance for loan and lease losses
  to nonperforming loans and leases                                  753.00               296.00            485.00
Allowance for loan and lease losses
 to nonperforming assets                                             753.00               296.00            485.00
=======================================================================================================================

(1) Excludes after-tax effect of goodwill and core deposit intangible amortization.

Summary of Financial Results

The Company reported net income of $2,769 or $0.72 per share - diluted for the quarter ended September 30, 2000. This compares with net income of $1,984 or $0.53 per share - diluted for the third quarter of 1999. The increase in net income compared to the quarter ended September 30, 1999 was primarily the result of the increase in net interest income, offset somewhat, by an increase in other expense. See the specific sections below for details regarding these changes.

The Company reported net income of $5,661 or $1.48 per share - diluted for the nine months ended September 30, 2000. After excluding merger related costs, net of tax, net income was $7,809 or $2.04 per share - diluted. This compares with net income of $5,638 or $1.50 per share - diluted for the nine months of 1999. The increase in operating net income (which is net income excluding the merger related costs, net of tax) compared to the nine months ended September 30, 1999 was primarily the result of the increase in net interest income, offset somewhat, by an increase in the loan loss provision, increase in net security losses (other income) and an increase in other expense. See the specific sections below for details regarding these changes.

Net Interest Income

Net interest income for the quarter ended September 30, 2000, increased $1.4 million as compared to the same quarter a year ago. The Bank's average earning assets for the same period increased by $77 million, as the result of growth in the Bank's investment securities and money market investments of $30 million and in the loan and lease portfolio of $47 million. In addition, the net interest margin increased from 5.63% in the quarter ended September 30, 1999 compared to 5.83% for the quarter ended September 30, 2000.

The increase in the net interest margin was the result of interest rate increases during 1999 and 2000. During the third quarter of 1999 the prime rate averaged 8.15% while in the third quarter of 2000 it averaged 9.50% while cost of interest-bearing liabilities increased from 4.14% in 1999 to 4.92% in 2000.

Net interest income for the nine months ended September 30, 2000, increased $4.7 million as compared to the nine months ended September 30, 1999. The Bank's average earning assets for the same period increased by $85 million, as the result of growth in the Bank's investment securities and money market investments of $31 million and in the loan and lease portfolio of $54 million. In addition, the net interest margin increased from 5.65% in the nine months ended September 30, 1999 compared to 5.91% for the nine months ended September 30, 2000.

The increase in the net interest margin was primarily the result of interest rate increases during 1999 and 2000. During the first nine months of 1999 the prime rate averaged 7.87% while in the first nine months of 2000 it averaged 9.15% while cost of interest-bearing liabilities increased from 4.06% in 1999 to 4.70% in 2000.

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

Economic conditions in Northern California have remained relatively strong in 2000, although there are indications that this economic strength could be threatened by increasing inflationary pressures, the continued tightness of the skilled labor force in Santa Clara County and the potential for the real estate market to slow down. During the last nine months the domestic equity markets have shown an increase in volatility, affecting all companies, but more significantly the high technology companies. The impact of this volatility is not certain at this time but could affect the equity wealth factor of those who have investments in such companies, the future infusion of venture capital and the ability of such companies to raise capital in public markets. These factors could have a serious effect on economic conditions of Santa Clara County. In addition, the competitive environment within the Bank's marketplace continues to be aggressive and the competition among banks for additional loans, leases and deposits has caused more competitive pricing.

The following tables shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three and nine months ended September 30, 2000 and 1999.


                       AVERAGE BALANCES, RATES AND YIELDS
                            Fully Taxable Equivalent
                             (dollars in thousands)
                                                                        Quarter ended September 30,
                                                -----------------------------------------------------------------------------
                                                                 2000                                  1999
-----------------------------------------------------------------------------------------------------------------------------
                                                  Average                   Average     Average                   Average
Assets                                            Balance      Interest    Yield (1)    Balance      Interest    Yield (1)
-----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans and leases, net (2)                        $422,147      $11,459      10.80%     $375,235       $9,335       9.87%
  Securities available for sale:
    Taxable (3)                                     111,997        1,860       6.61        84,818        1,313       6.14
    Nontaxable (4)                                      625           15       9.55          ----         ----      ----
  Securities held to maturity:
    Taxable (5)                                       2,220           46       8.24         5,774          100       6.87
    Nontaxable (6)                                   17,411          340       7.77        17,802          337       7.51
  Money market investments                           35,720          602       6.70        28,425          368       5.14
  Interest-bearing due from banks                     1,142           15       6.62         1,874           26       5.50
Interest rate hedging instruments                      ----            5     ----            ----          (14)     ----
--------------------------------------------------------------------------            --------------------------
      Total interest-earning assets                 591,262       14,342       9.65       513,928       11,465       8.85
--------------------------------------------------------------------------            --------------------------
Allowance for loan and lease losses                  (6,856)                               (5,850)
Cash and non-interest bearing due from banks         24,642                                22,096
Other assets                                         35,184                                19,572
Core deposit intangibles and
  goodwill, net                                       3,343                                 3,772
-------------------------------------------------------------                         -------------
      Total Assets                                 $647,575                              $553,518
=============================================================                         =============
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                         $78,426          564       2.86       $80,670          542       2.67
    Money market and savings                        152,706        1,643       4.28       122,037        1,062       3.45
    Certificates of deposit:
      Less than $100                                 57,064          843       5.88        53,798          709       5.23
      $100 or more                                  138,846        2,074       5.94       104,561        1,273       4.83
--------------------------------------------------------------------------            --------------------------
        Total certificates of deposits              195,910        2,917       5.92       158,359        1,982       4.97
--------------------------------------------------------------------------            --------------------------
Other borrowings                                     32,304          557       6.86        38,723          582       5.96
--------------------------------------------------------------------------            --------------------------
       Total interest-bearing liabilities           459,346        5,681       4.92       399,789        4,168       4.14
--------------------------------------------------------------------------            --------------------------
Noninterest-bearing demand deposits                 123,199                                96,520
Accrued interest payable and
  other liabilities                                   8,547                                 7,279
-------------------------------------------------------------                         -------------
      Total liabilities                             591,092                               503,588
-------------------------------------------------------------                         -------------
Shareholders' equity                                 56,483                                49,930
-------------------------------------------------------------                         -------------
       Total Liabilities and Shareholders'         $647,575                              $553,518
equity
=============================================================-------------            =============-------------
Net interest income and margin (7)                                $8,661       5.83%                    $7,297       5.63%
================================================             =========================             ==========================

 (1)  Rates are presented on an annualized basis.
 (2) Includes loan fees of $401 for 2000, and $520 for 1999. Nonperforming loans and leases have been included in average loan and lease balances.
 (3)  Includes dividend income of  $75 received in 1999.
 (4) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($6 in 2000). (5) Includes dividend income of $36 received in 2000 and $41 in 1999. (6) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($136 in 2000 and $135 in 1999). (7) The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets


AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)                                                Nine months ended September 30,
                                                -----------------------------------------------------------------------------
                                                                 2000                                  1999
-----------------------------------------------------------------------------------------------------------------------------
                                                  Average                   Average     Average                   Average
Assets                                            Balance      Interest    Yield (1)    Balance      Interest    Yield (1)
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans and leases, net (2)                        $413,725      $33,062      10.67%     $359,765      $26,157      9.72%
  Securities available for sale:
    Taxable (3)                                     100,193        4,939       6.58        73,479        3,304      6.01
    Nontaxable (4)                                      499           35       9.37          ----         ----      ----
  Securities held to maturity:
    Taxable (5)                                       3,140          186       7.91         7,079          353      6.67
    Nontaxable (6)                                   17,691        1,078       8.14        15,700          910      7.75
  Money market investments                           35,318        1,675       6.34        28,839        1,072      4.97
  Interest-bearing due from banks                     1,625           66       5.43         1,818           80      5.88
Interest rate hedging instruments                      ----            5     ----            ----          (34)     ----
--------------------------------------------------------------------------            --------------------------
      Total interest-earning assets                 572,191       41,046       9.58       486,680       31,842      8.75
--------------------------------------------------------------------------            --------------------------
Allowance for loan and lease losses                  (6,560)                               (5,718)
Cash and non-interest bearing due from banks         23,954                                22,237
Other assets                                         28,117                                18,731
Core deposit intangibles and
  goodwill, net                                       3,440                                 3,874
-------------------------------------------------------------                         -------------
      Total Assets                                 $621,142                              $525,804
=============================================================                         =============
Liabilities and Shareholders' equity Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                         $80,652        1,685       2.79       $81,333        1,632      2.68
    Money market and savings                        149,522        4,646       4.15       111,649        2,721      3.26
    Certificates of deposit:
      Less than $100                                 55,661        2,406       5.77        48,113        1,904      5.29
      $100 or more                                  128,222        5,365       5.59        98,648        3,630      4.92
--------------------------------------------------------------------------            --------------------------
        Total certificates of deposits              183,883        7,771       5.65       146,761        5,534      5.04
--------------------------------------------------------------------------            --------------------------
Other borrowings                                     33,133        1,641       6.62        31,056        1,383      5.95
--------------------------------------------------------------------------            --------------------------
       Total interest-bearing liabilities           447,190       15,743       4.70       370,799       11,270      4.06
--------------------------------------------------------------------------            --------------------------
Noninterest-bearing demand deposits                 111,167                                96,833
Accrued interest payable and
  other liabilities                                   7,672                                 7,718
-------------------------------------------------------------                         -------------
      Total liabilities                             566,029                               475,350
-------------------------------------------------------------                         -------------
Shareholders' equity                                 55,113                                50,454
-------------------------------------------------------------                         -------------
       Total Liabilities and Shareholders'         $621,142                              $525,804
equity
=============================================================-------------            =============-------------
Net interest income and margin (7)                               $25,303       5.91%                   $20,572      5.65%
================================================             =========================             ==========================

 (1)  Rates are presented on an annualized basis.
 (2) Includes loan fees of $1,624 for 2000, and $1,541 for 1999. Nonperforming loans and leases have been included in average loan and lease balances.
 (3) Includes dividend income of $152 and $228 received in 2000 and 1999, respectively.
 (4) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($14 in 2000).
 (5)  Includes dividend income of $135 received in 2000 and $113 in 1999.
 (6) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($431 in 2000 and $364 in 1999).
 (7) The net interest margin represents the fully taxable equivalent net interest income as apercentage of average earning assets.

Provision for Loan and Lease Losses

The level of the allowance for loan and lease losses and the related provision reflect management's judgment as to the inherent risk of loss associated with the loan and lease portfolios as of September 30, 2000 and 1999 based on information available to management as of said dates. Based on management's evaluation of such risks, an addition of $150 was made to the allowance for loan and lease losses in the three months ended September 30, 2000 as compared to an addition of $150 for the third quarter of 1999. An addition of $525 to the allowance for loan lease losses was made in the nine months ended September 30, 2000 as compared to an addition of $316 for the nine months ended September 30, 1999. See "Loan and Lease Portfolio."

Other Income

The following table sets forth the components of other income for the three and nine month periods ended September 30, 2000 and 1999:

OTHER INCOME
(dollars in thousands)
                                                Quarter ended September 30,            Nine months ended September 30,
                                         ------------------------------------------------------------------------------------
                                                2000                 1999                 2000                 1999
                                           Amount    Percent    Amount    Percent   Amount    Percent    Amount    Percent
-----------------------------------------------------------------------------------------------------------------------------
Service charges on deposits                  $261      44.77%     $297      63.46%     $826     82.60%       $761    48.88%
Other operating income                        322      55.23       222      47.44       761     76.10         847    54.40
Net loss on securities available for       -----      -----        (51)    (10.90)     (587)   (58.70)        (51)   (3.28)
sale
-----------------------------------------------------------------------------------------------------------------------------
    Total                                    $583     100.00%     $468     100.00%   $1,000    100.00%     $1,557   100.00%
=============================================================================================================================

The decrease in the service charges on deposits of $36 for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, is due mainly to a change in the method of assessing certain service charges on deposit accounts in 1999. During 2000 the customers impacted by this change have begun to alter their banking procedures to minimize the service charge and therefore causing the reduction in the third quarter of 2000. The increase in other operating income of $100 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 is mainly due to the impact of the estimated increase in cash surrender value of life insurance purchased in connection with a supplemental retirement plan for executive officers and directors.

The decrease in other operating income of $86 for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is due to two offsetting items. During 1999 a specific reserve of $255 was reversed relating to an acquired SBA loan which was paid in full. During the nine months ended September 30, 2000 income in the amount of $188 has been recognized for the increase in the cash surrender value of life insurance purchased.

Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis for the three and nine months ended September 30, 2000:


                 OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
                             (dollars in thousands)

                                             Quarter ended September 30,               Nine months ended September 30,
                                     ----------------------------------------------------------------------------------------
                                        2000                  1999                  2000                  1999
                                       Amount   Percent (1)  Amount   Percent (1)  Amount   Percent (1)  Amount  Percent (1)
-----------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                   $2,487       1.54%    $2,365       1.71%     $7,130      1.53%    $6,768      1.72%
Occupancy                                  257       0.16        209       0.15         615      0.13        618      0.16
Legal and professional fees                197       0.12        317       0.23         537      0.12        646      0.16
Data processing                            184       0.11        172       0.12         531      0.11        513      0.13
Furniture and equipment                    174       0.11        166       0.12         510      0.11        462      0.12
Directors' & shareholders'                 164       0.10        157       0.11         509      0.11        473      0.12
Business promotion                         159       0.10        104       0.08         422      0.09        305      0.08
Client services paid by Bank               147       0.09        145       0.10         468      0.10        457      0.12
Amortization of core deposit
  intangibles and goodwill                 110       0.07        114       0.08         329      0.07        342      0.09
Merger costs                             -----     -----       -----     -----        3,424      0.73      -----    -----
Other                                      544       0.34        447       0.32       1,514      0.32      1,424      0.36
-----------------------------------------------------------------------------------------------------------------------------
     Total                              $4,423       2.73%    $4,196       3.03%    $15,989      3.43%   $12,008      3.04%
=============================================================================================================================

(1) The percentages are calculated by annualizing the expenses and comparing that amount to the average assets for the respective three and nine month periods ended September 30, 2000 and 1999.

Total other expenses for the third quarter of 2000 increased $227 from the same period a year ago, primarily as a result of a net increase in salary and benefits of $122. The third quarter 1999 expense includes the operations of Saratoga Bancorp prior to its merger with SJNB Financial Corp. on January 5, 2000. Subsequent to the merger management estimates that the combined savings in salaries and benefits on a quarterly basis was approximately $150. After taking into consideration the impact of these savings, salaries and benefits increased approximately $255. This is mainly due to increased incentives accruals and salary increases necessitated by the competitive environment for personnel and supplemental retirement programs instituted by Saratoga in 1999 and by SJNB in 2000.

Total other expenses for the nine months of 2000 increased $4.0 million from the same period a year ago, primarily as a result of nonrecurring merger costs of $3.4 million, in addition to increased incentive accruals and salary increases necessitated by the competitive environment for personnel and supplemental compensations programs instituted by Saratoga in 1999 and by SJNB in 2000.

As a percent of average assets, excluding nonrecurring merger costs, actual expenses were 2.73% and 2.70% in the third quarter 2000 and the nine months ended September 30, 2000, respectively, as compared to 3.03% and 3.04% in the third quarter of 1999 and the nine months ended June 30, 1999. This is mainly due to the combination of SJNB and Saratoga National Bank on January 5, 2000.

Income Tax Provision

The effective tax rate for the nine months ended September 30, 2000 was 39% and for year ended December 31, 1999 it was 41%. The rate is impacted by several items, the most significant of which are the amortization of intangibles, tax exempt income, the California Franchise tax, the California Franchise Tax Enterprise Tax Zone Credit and the impact of the Bank's investment in Low Income Housing Tax Credit funds.

Financial Condition and Earning Assets

Consolidated assets increased to $650 million at September 30, 2000 compared to $568 million at December 31, 1999. The increase related primarily to an increase in cash, investment securities, money market investments, loans and other assets, all of which was funded by an increase in deposits of $76 million. See "Funding."

Federal Funds Sold and Money Market Investments

Federal funds sold and money market investments were $19.9 million at September 30, 2000 as compared to $12.7 million at December 31, 1999. This increase resulted primarily from the increase in the Bank's deposits. See "Funding."

Securities

The following table shows the composition of the securities portfolio at September 30, 2000 and December 31, 1999. There were no issuers of securities (except U.S. Government Securities) for which the book value of securities of any issuer held by the Bank exceeded 10% of the Company's shareholders' equity.

                              SECURITIES PORTFOLIO
                             (dollars in thousands)
                                                      September 30, 2000                      December 31, 1999
---------------------------------------------------------------------------------------------------------------------------
                                               Amortized   Unrealized    Market     Amortized    Unrealized     Market
                                                 Cost     Gain (Loss)     Value        Cost     Gain (Loss)      Value
---------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                   $1,496         $12       $1,508      $2,496           $3       $2,499
  U. S. Government Agencies                        43,208        (137)      43,071      37,337         (724)      36,613
  State and municipal                               5,213         (66)       5,147         ----         ----         ----
  Mortgage-backed                                  56,043        (230)      55,813      38,560         (564)      37,996
  Asset-backed                                      7,609          21        7,630       2,000          (22)       1,978
  Trust-preferred                                   9,048        (692)       8,356       7,062         (479)       6,583
  Mutual funds                                       ----        ----         ----       5,646         (437)       5,209
---------------------------------------------------------------------------------------------------------------------------
    Total available for sale                      122,617      (1,092)     121,525      93,101       (2,223)      90,878
---------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Government Agencies                           500           2          502         499            3          502
  State and municipal (nontaxable)                 16,988        (743)      16,245      17,828       (1,504)      16,324
  Mortgage-backed                                    ----        ----         ----         657           13          670
---------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                         17,488        (741)      16,747      18,984       (1,488 )     17,496
  Federal Home Loan Bank stock                      1,051         ----       1,051       2,563          ----       2,563
  Federal Reserve Bank stock                          664         ----         664         649          ----         649
---------------------------------------------------------------------------------------------------------------------------
    Total                                          19,203        (741)      18,462      22,196       (1,488 )     20,708
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio      $141,820     $(1,833)    $139,987    $115,297      $(3,711)    $111,586
===========================================================================================================================

Unrealized losses generally result from the impact of current market rates being greater than those rates in effect at the time the Bank purchased the securities. The unrealized loss on securities available for sale as of September 30, 2000 was $1.1 million as compared to an unrealized loss of $2.2 million as of December 31, 1999. The decrease in unrealized losses is partially due to the inverse shape of the yield curve in addition to the recognition of $587 in losses taken in the second quarter of 2000. The losses were taken to restructure the portfolio to take advantage of the interest rate environment at that time. The Bank's weighted average maturity of the available for sale portfolio was approximately 5.0 years as of September 30, 2000, and 6.7 years at December 31, 1999. Management estimates that for each 1% change in interest rates, the value of the Company's available for sale securities will change by approximately 3.0%.

The unrealized loss on securities held to maturity was $741 as of September 30, 2000, as compared to an unrealized loss of $1.5 million as of December 31, 1999. The decrease in the unrealized loss from December 31, 1999 to September 30, 2000 was due, in part, to the reduction in interest rates in addition to the appreciation in value of the state and municipal securities. This appreciation in the state and municipal securities is due to several reasons, the most significant is the impact of the inverted yield curve (where rates on longer term instruments are less than those of shorter duration) and a heavy demand for California and its subdivisions issues which make up the most significant portion of the state and municipal security portfolio. The Bank's weighted average maturity of the held to maturity investment portfolio was approximately
8.91 years as of September 30, 2000, while at December 31, 1999 it was 10.4 years. Management estimates that for each 1% change in interest rates, the value of the Company's securities held to maturity will change by approximately 5.9%.

The maturities and yields of the investment portfolio at September 30, 2000 are shown below:

                  MATURITY AND YIELDS OF INVESTMENT SECURITIES
----------------------------------------------------------------------------------------------------
At September 30, 2000
(dollars in thousands)
                                               Available for Sale                             Held to Maturity
                                  --------------------------------------------------------------------------------------------
                                                                      FTE                                           FTE
                                    Amortized      Estimated        Average       Amortized       Estimated       Average
                                       Cost        Fair Value      Yield (1)         Cost        Fair Value      Yield (1)
                                  --------------------------------------------------------------------------------------------
U. S. Treasury:
  After 1 year within 5 years           $1,496         $1,508         6.25%
                                  ----------------------------------------------
    Totals                               1,496          1,508         6.25
                                  ----------------------------------------------
           U.S. Government Agencies:
  Within 1 year                          9,686          9,728         5.97              $500           $502           6.78%
  After 1 year within 5 years           30,523         30,470         6.37             -----          -----        -----
  After 5 years within 10 years          2,999          2,873         6.13             -----          -----        -----
                                  --------------------------------------------------------------------------------------------
    Totals                              43,208         43,071         6.26               500            502           6.78
                                  --------------------------------------------------------------------------------------------
State and municipal:
  Within 1 year                          -----          -----     -----                1,015          1,024           7.66
  After 1 year within 5 years            2,112          2,113         6.76             2,002          2,022           7.52
  After 5 years within 10 years          1,981          1,937         7.23             1,544          1,502           7.69
  After 10 years                         1,120          1,097         7.34            12,427         11,696           7.92
                                  --------------------------------------------------------------------------------------------
    Totals                               5,213          5,147         4.32            16,988         16,245           7.84
                                  --------------------------------------------------------------------------------------------
Mortgage backed:
  Within 1 year                            758            757         7.04
  After 1 year within 5 years            3,594          3,482         5.85
  After 5 years within 10 years          6,599          6,493         6.46
  After 10 years                        10,513         10,452         6.85
                                  ----------------------------------------------
    Totals                              21,464         21,184         6.57
                                  ----------------------------------------------
CMO's:
  Within 1 year                          8,229          8,241         6.71
  After 1 year within 5 years           25,072         25,108         6.72
  After 5 years within 10 years          1,278          1,280         6.81
                                  ----------------------------------------------
    Totals                              34,579         34,629         6.72
                                  ----------------------------------------------
Asset backed:
  Within 1 year                          3,989          4,000         6.71
  After 1 year within 5 years            3,620          3,630         7.43
                                  ----------------------------------------------
    Totals                               7,609          7,630         7.05
                                  ----------------------------------------------
Trust-preferred:
  Within 1 year                          1,993          1,990         7.00
  After 10 years                         7,055          6,366         7.91
                                  ----------------------------------------------
    Totals                               9,048          8,356         7.71
                                  ----------------------------------------------
Other:
                                                                                ----------------------------------------------
  Non-maturity equity                    -----          -----        -----             1,715          1,715           6.00
                                  ---------------                               ----------------------------------------------
                                                 -----------------------------------------------------------------------------
    Total investment securities        122,617       $121,525         6.52%          $19,203        $18,462           7.64%
                                                 =============================================================================
Net unrealized loss on
  securities available for sale         (1,092)
                                  ---------------
    Total investment securities,
      net carrying value              $121,525

                                 ===============
 (1) Fully taxable equivalent.

Loan and Lease Portfolio

The following table provides a breakdown of the Company's consolidated loans and leases by type of borrower:

LOAN AND LEASE PORTFOLIO
(dollars in thousands)
                                                 September 30, 2000                            December 31, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                                Percentage                                  Percentage
                                             Total               of Total                Total               of Total
                                             Amount                Loans                Amount                 Loans
-----------------------------------------------------------------------------------------------------------------------------
                                      ---------------------                      ----------------------
Commercial and other                          $123,391               28.4%               $123,873                30.7%
SBA                                             54,038               12.5                  49,949                12.4
Leasing                                         37,779                8.7                  20,837                 5.2
Factoring/Asset based                           10,903                2.5                   9,901                 2.5
Real estate construction                        44,331               10.2                  48,410                12.0
Real estate term                               147,541               34.0                 139,103                34.5
Consumer                                        17,095                3.9                  12,448                 3.1
Unearned fee income                             (1,183)              (0.3)                 (1,203)               (0.3)
-----------------------------------------------------------------------------------------------------------------------------
  Total loans and leases                      $433,895              100.0%               $403,318               100.0%
=============================================================================================================================

Consolidated loans and leases increased to $434 million at September 30, 2000, from $403 million at December 31, 1999 or approximately a 7.7% growth rate for the nine months. The growth was primarily due to increases in SBA lending, leasing volumes, real estate term and consumer. The Bank has elected not to aggressively seek or renew loans where, in management's opinion, the Bank's underwriting criteria is not satisfied; this has caused a slow down in loan production and an increase in payoffs when the Bank has not met competitive pressures. Competition for commercial and other loans remains highly competitive within the Bank's marketing area. Growth in SBA, leasing and real estate term, which are primarily transactional lending with competitive industry pricing, relate to the Bank's ability to penetrate the market. The growth in consumer relates to the development of a competitive product associated with the Bank's on-line banking program.

Approximately 50% of the loan and lease portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate term, mortgage warehouse lines (0.6%, included in the Commercial and other category), real estate equity lines (1.5%, included in the Consumer category), loans to real estate developers for short-term investment purposes (2.9%) and loans for real estate investment purposes made to non-developers (.6%). The latter two types of loans are included in the Commercial and other category. Approximately 28% of the loan and lease portfolio is made up of commercial loans; however, in management's view, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, real estate construction and real estate term loans at September 30, 2000. Approximately 77% of the commercial, SBA and real estate loan portfolio have floating interest rates which, in management's opinion, generally limits the exposure to interest rate risk on long-term loans and leases but can have a negative impact when rates decline.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSISTIVITY

(dollars in thousands)                                        Balances maturing              Interest Rate Sensitivity
                                                    -----------------------------------------------------------------------
                                                                                              Predeter-
                                    Balances at                    One year                     mined         Floating
                                   September 30,      One year     to five     Over five      interest        interest
                                        2000           or less      years        years          rates           rates
---------------------------------------------------------------------------------------------------------------------------
Commercial and other                   $123,391         $80,654      $32,647     $10,090        $25,863        $97,528
SBA                                      54,038           2,893       10,655      40,490          2,404         51,634
Real estate construction                 44,331          40,406         ----       3,925          9,286         35,046
Real estate-other                       147,541          14,284       40,051      93,206         46,378        101,162

The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan or lease within each category of borrower (commercial, real estate term, real estate construction, factoring/asset-based lending, consumer, SBA, etc.) and leases. Loans and leases are graded on a ranking system based on management's assessment of the loan or lease's credit quality. The assigned loss ratio is based upon, among other things, the Company's prior experience, industry experience, delinquency trends and the level of nonaccrual loans and leases. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan and lease is evaluated on the basis of whether or not it is impaired. For impaired loans and leases, the expected cash flow is discounted on the basis of the loan's interest rate. The methodology provides a systematic approach believed by management to measure the risk of possible future loan and lease losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral and exposure to potential losses. The allowance for loan and lease losses was approximately $7.2 million at September 30, 2000, or 1.65% of total loans and leases outstanding on such date.

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

The following schedule provides an analysis of the allowance for loan and lease losses:

                       ALLOWANCE FOR LOAN AND LEASE LOSSES
                             (dollars in thousands)
                                                                    Quarter ended        Nine months ended     Year ended
                                                                    September 30,          September 30,      December 31,
                                                                -------------------------------------------------------------
                                                                   2000        1999       2000       1999         1999
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                                   $6,703      $5,764     $6,412     $5,494        $5,494
Charge-offs by loan or lease category:
  Commercial                                                                                              6           108
                                                                     ----        ----       ----
  SBA                                                                  17                     17                       18
                                                                                 ----                  ----
  Real estate-construction                                                                   376                     ----
                                                                     ----        ----                  ----
  Real estate term                                                                                                      4
                                                                     ----        ----       ----       ----
  Consumer                                                              5           1         15         21            35
-----------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                                  22           1        408         27           165
-----------------------------------------------------------------------------------------------------------------------------
Recoveries by loan or lease category:
  Commercial                                                          108          75        129        145           150
  SBA                                                                               1                     3             5
                                                                     ----                   ----
  Real estate-construction                                            120           1        379          3             4
  Real estate term                                                                                                      4
                                                                     ----        ----       ----       ----
  Consumer                                                            110           2        132         58            59
-----------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                                  338          79        640        209           222
-----------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                         (316)        (78)      (232)      (182)          (57)
-----------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                          150         150        525        316           861
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                         $7,169      $5,992     $7,169     $5,992        $6,412
=============================================================================================================================

Ratios:
Net (recoveries) charge-offs to average loans and leases,           (.30%)      (.08%)     (.07%)     (.07%)       (.02%)
annualized
Allowance to total loans and leases at the end of the period        1.65        1.58       1.65       1.58         1.59
Allowance to nonperforming loans and leases at end of the         753.00      485.00     753.00     485.00       296.00
period
=============================================================================================================================

During the third quarter of 2000, the Bank wrote-off $22 in loans and had recoveries of $338 for a total net recovery of $316. During the third quarter of 1999, the Bank wrote-off $1 in loans and had recoveries of $79 for a total of $78 in net recoveries. For the nine months ended September 30, 2000, the Company had total charge-offs of $408 compared to $27 for the nine months ended September 30, 1999. Recoveries for the nine months ended September 30, 2000 were $640 as compared to $209 for the same period in the prior year. The allowance for loan and lease losses was 753% of nonperforming loans and leases at September 30, 2000 compared to 296% at December 31, 1999. The increase in the percentage of allowance for loan and lease losses to nonperforming loans and leases was due to the reduction in nonperforming loans and an increase in the allowance for loan and lease losses. See "Nonperforming Loans and Leases."

Nonperforming Loans and Leases

Nonperforming loans and leases consist of loans and leases for which the accrual of interest has been suspended, restructured loans and leases and other loans and leases with principal or interest contractually past due 90 days or more and still accruing. At September 30, 2000, there was approximately $943 in loans and leases for which the accrual of interest had been suspended and $9 of loans and leases with principal or interest contractually past due 90 days or more and still accruing for a total of $952 of nonperforming loans and leases. At December 31, 1999 there was approximately $2,148 in loans for which the accrual of interest had been suspended plus $15 with principal or interest contractually past due 90 days or more and still accruing for a total of $2,163 in nonperforming loans and leases.

As of September 30, 2000, nonperforming loans and leases consisted of two loans and two leases. The two loans amount to $80 and one is secured by real estate and one has an SBA guarantee. The leases in the amount of $663 are for printing presses and together with a vendor's holdback management believes the collateral has sufficient value to recover any potential loss. Management does not consider the loss exposure on these loans and leases to be significant at September 30, 2000.

Management conducts an ongoing evaluation and review of the loan and lease portfolio in order to identify potential nonperforming loans and leases. Management considers loans and leases which are classified for regulatory purposes, and loans and leases which are graded as classified by the Bank's outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credit information about which management is aware which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of September 30, 2000, management has not identified any significant loans or leases not mentioned above with respect to which known information causes management to have serious doubts about the borrowers' abilities to comply with present repayment terms, such that the loans and leases might subsequently be classified as nonperforming. Changes in world, national or local economic conditions or specific industry segments (including declining exports), rising interest rates, declines in real estate values, declines in securities markets and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and leases and the value of real estate and other collateral securing such loans and leases.

The Bank is committed on a letter of credit in the amount of $650, which relates to a real estate loan, which was written off during the first quarter of 2000. The letter of credit supports the necessary required infrastructure relating to the real estate project. It is estimated that 80% of such infrastructure has been completed. The estimated exposure for this letter of credit has been specifically identified in the Bank's allowance for loan and lease losses.

Other Assets

Other assets increased approximately $13 million to $25 million at September 30, 2000 from the December 31, 1999 amount of $12. The increase is primarily due to the purchase of approximately $10 million in life insurance policies on key executives and directors of the Company and the investment in a low income housing tax credit investment fund of $1.0 million.

Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
 (dollars in thousands)
                                                       September 30, 2000                      December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                      Percentage                             Percentage
                                                     Total             of Total             Total             of Total
                                                    Amount             Deposits            Amount             Deposits
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                          $126,824              23.1%             $94,687              20.0%
Interest-bearing demand                               78,184              14.2               78,523              16.6
Money market and savings                             148,207              27.0              140,871              29.8
Certificates of deposit:
  Less than $100                                      56,832              10.4               54,172              11.4
  $100 or more                                       138,592              25.3              105,480              22.3
-----------------------------------------------------------------------------------------------------------------------------
    Total                                           $548,639             100.0%            $473,733             100.0%
=============================================================================================================================

Deposits as of September 30, 2000 were $549 million compared to $474 million at December 31, 1999. The source of deposit growth was from all areas, except interest-bearing demand deposits and represented the dynamic economic environment of Silicon Valley, including a strong real estate market, venture capital fundings, and the continued strength of the initial public offering market.

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

As of July 7, 2000, the Bank entered into a three-year interest rate swap, as a partial hedge against its prime rate variable loan portfolio, where the Bank will receive 9.6% and pay the daily average prime rate. The Bank believes this will be accounted for as a cash flow hedge under FAS No. 133, as amended.

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

The table below summarizes the various capital ratios of the Company and the Bank at September 30, 2000 and December 31, 1999.

Risk-based and Leverage Capital Ratios
(dollars in thousands)
                                                        September 30, 2000                      December 31, 1999
                                              -------------------------------------------------------------------------------
                                              -------------------------------------------------------------------------------
Company-Risk-based                                  Amount              Ratio              Amount               Ratio
                                              -------------------------------------------------------------------------------
Tier 1 capital                                        $56,205             10.65%             $50,371             11.08%
Tier 1 capital minimum requirement                     21,109              4.00               18,177              4.00
                                              -------------------------------------------------------------------------------
  Excess                                              $35,096              6.65%             $32,194              7.08%
                                              ===============================================================================
Total capital                                         $62,809             11.90%             $56,060             12.34%
Total capital minimum requirement                      42,218              8.00               36,354              8.00
                                              -------------------------------------------------------------------------------
  Excess                                              $20,591              3.90%             $19,706              4.34%
                                              ===============================================================================
                                              -------------------------------------------------------------------------------
Risk-adjusted assets                                 $527,730                               $454,429
                                              ====================                   ====================

Company-Leverage
Tier 1 capital                                        $56,205              8.68%             $50,371              8.88%
Minimum leverage ratio requirement                     25,903              4.00               22,685              4.00
                                              -------------------------------------------------------------------------------
  Excess                                              $30,302              4.68%             $27,686              4.88%
                                              ===============================================================================
                                              -------------------------------------------------------------------------------
Average total assets                                 $647,575                               $567,130
                                              ====================                   ====================

Bank-Risk-based
Tier 1 capital                                        $54,904             10.47%             $48,050             10.57%
Tier 1 capital minimum requirement                     20,974              4.00               18,180              4.00
                                              -------------------------------------------------------------------------------
  Excess                                              $33,930              6.47%             $29,870              6.57%
                                              ===============================================================================
Total capital                                         $61,466             11.72%             $53,740             11.82%
Total capital minimum requirement                      41,948              8.00               36,360              8.00
                                              -------------------------------------------------------------------------------
  Excess                                              $19,519              3.72%             $17,380              3.82%
                                              ===============================================================================
                                              -------------------------------------------------------------------------------
Risk-adjusted assets                                 $524,347                               $454,503
                                              ====================                   ====================

Bank-Leverage
Tier 1 capital                                        $54,904              8.48%             $48,050              8.47%
Minimum leverage ratio requirement                     25,911              4.00               22,679              4.00
                                              -------------------------------------------------------------------------------
  Excess                                              $28,993              4.48%             $25,371              4.47%
                                              ===============================================================================
                                              -------------------------------------------------------------------------------
Average total assets                                 $647,777                               $566,978
                                              ====================                   ====================

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

The Bank's source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks and other short-term investments, short-term securities held to maturity, and securities available for sale less short-term borrowings. At September 30, 2000, consolidated net liquid assets totaled $135 million or 21% of consolidated total assets as compared to $93 million or 16% of consolidated total assets at December 31, 1999. In addition to the liquid asset portfolio, SJNB also has available $27 million in informal lines of credit with three major commercial banks, a collateralized repurchase agreement with a maximum limit of $30 million, the guaranteed portion of the SBA loan portfolio of approximately $32 million, and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $7.3 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business' seasonality. Large certificates of deposit amounted to 25% and 22% of total deposits on September 30, 2000 and December 31, 1999, respectively.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan and lease portfolio consists primarily of floating rate, short-term loans. On September 30, 2000, approximately 28% of total consolidated assets had maturities less than one year and 67% of total consolidated loans and leases had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan and lease portfolio, and loan and lease agreements which generally require monthly interest payments, provide the Company with a secondary source of liquidity. There are no material commitments for capital expenditures in 2000.

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

Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by non-interest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 1999 or the first nine months of 2000.

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

The Company's balance sheet position at September 30, 2000 was asset-sensitive on a short-term basis, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. Management believes there has been no significant change in the Bank's market risk exposures disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Summary of Financial Results - Net Interest Income."

Commencing in the third quarter of 1999, the Federal Open Market Committee ("FOMC") began a process of increasing interest rates to offset the possible increase in inflation and to slow down consumer spending. Through September 30, 2000, the FOMC had increased interest rates 175 basis points. During this period the Bank has experienced an increase in its net interest margin. The effect of possible interest rate changes is not precisely determinable due to the many factors influencing the Bank's net interest margin, including repricing of deposits, a change in mix of the loan, lease and deposit portfolios and other borrowings, changes in relative volumes, the speed in which fixed rate loans and leases are repriced, discretionary investment activities and other factors. Although, there is a positive change in the Bank's net interest margin, during this period the Bank also experienced significant growth in its higher cost funding sources, such as money market savings and certificates of deposits. The growth in these deposits and a larger proportional investment of funds in investment securities had the impact of offsetting a portion of the increase in the net interest margin.

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

*(10)e. The Registrant's Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 filed June 15, 1999, under Registration No. 333-80683 *(10) f. The form of Nonstatutory Stock Option Agreement for outside Directors being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

*(10)j . The Saratoga Bancorp 1994 Stock Option Plan (Amended) is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)m. Amendment No. 1 To Employment Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000.

*(10)n. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10)o.   Amendment   No.   1   To   Employment   Agreement  between  Eugene  E.
          Blakeslee and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000.

(10) p. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit
          (10) n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(10) q . Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995, and September 21, 1995, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

(10) r. Agreement of Purchase and Sale dated July 27, 1988 for 12000 Saratoga-Sunnyvale Road, Saratoga, CA is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)s. Form of Director Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively, is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)t. Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively, is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)u. Form of Director Surrogate Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)v. Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)w. Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)x. Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit
          (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)aa. Richard L. Mount Executive Benefits Agreement dated June 18, 1999 is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)ab. Form of Executive Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and James R. Kenny, Eugene E. Blakeslee, Frederic A. Charpiot, Margo Culcasi and Judith Doering Nielsen, respectively, is hereby incorporated by reference to Exhibit
          (10) z. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)ac. Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and James R. Kenny, Eugene E. Blakeslee, Frederic A. Charpiot, Margo Culcasi and Judith Doering Nielsen, respectively, is hereby incorporated by reference to Exhibit (10) aa. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)ad. Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., F. Jack Gorry, Arthur K. Lund, Richard L. Mount, Louis Oneal, Diane Rubino, and Gary
          S. Vandeweghe and Douglas L. Shen, D.D.S., respectively, is hereby incorporated by reference to Exhibit (10) ab. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)ae. Form of Director Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., Robert G. Egan, F. Jack Gorry, Arthur K. Lund, V. Ronald Mancuso, D.D.S., Richard L. Mount, Louis Oneal, Diane Rubino, and Gary S. Vandeweghe and Douglas L. Shen, D.D.S.

     * Indicates management contract or compensation plan or arrangement.


(b)      Reports on Form 8-K

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized. SJNB FINANCIAL CORP. (Registrant)



Date:  November   6, 2000      /s/James R. Kenny
                              ---------------------------------------
                              James R. Kenny
                              President and
                             Chief Executive Officer



Date:   November   6, 2000    /s/Eugene E. Blakeslee
                        The following exhibits are filed as part of this report:

(2)a. Agreement and Plan of Merger by and among the Registrant, Saratoga Bancorp and Saratoga National Bank, dated as of August 27, 1999, is hereby incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 as filed on October 14, 1999, under Registration No. 333-89013.
               ---------------------------------------
                               Eugene E. Blakeslee
                              Executive Vice President and
                              Chief Financial Officer (Chief Accounting Officer)

                              SJNB Financial Corp.

                                    Form 10-Q

                                    Exhibits

                               September 30, 2000

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

*(10)e. The Registrant's Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 filed June 15, 1999, under Registration No. 333-80683 *(10) f. The form of Nonstatutory Stock Option Agreement for outside Directors being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

*(10)j . The Saratoga Bancorp 1994 Stock Option Plan (Amended) is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)m. Amendment No. 1 To Employment Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000.

*(10)n. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10)o.   Amendment   No.   1   To   Employment   Agreement  between  Eugene  E.
          Blakeslee and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000.

(10) p. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit
          (10) n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(10) q . Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995, and September 21, 1995, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

(10) r. Agreement of Purchase and Sale dated July 27, 1988 for 12000 Saratoga-Sunnyvale Road, Saratoga, CA is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)s. Form of Director Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively, is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)t. Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively, is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)u. Form of Director Surrogate Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)v. Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)w. Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)x. Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit
          (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)aa. Richard L. Mount Executive Benefits Agreement dated June 18, 1999 is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)ab. Form of Executive Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and James R. Kenny, Eugene E. Blakeslee, Frederic A. Charpiot, Margo Culcasi and Judith Doering Nielsen, respectively, is hereby incorporated by reference to Exhibit
          (10) z. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)ac. Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and James R. Kenny, Eugene E. Blakeslee, Frederic A. Charpiot, Margo Culcasi and Judith Doering Nielsen, respectively, is hereby incorporated by reference to Exhibit (10) aa. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)ad. Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., F. Jack Gorry, Arthur K. Lund, Richard L. Mount, Louis Oneal, Diane Rubino, and Gary
          S. Vandeweghe and Douglas L. Shen, D.D.S., respectively, is hereby incorporated by reference to Exhibit (10) ab. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)ae. Form of Director Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., Robert G. Egan, F. Jack Gorry, Arthur K. Lund, V. Ronald Mancuso, D.D.S., Richard L. Mount, Louis Oneal, Diane Rubino, and Gary S. Vandeweghe and Douglas L. Shen, D.D.S.

     * Indicates management contract or compensation plan or arrangement.