Form 10-K
period 2000-12-31
SJNB FINANCIAL CORP
filed 2001-03-05
CIK 721161

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________to _________________

                         Commission File Number 0-11771

                              SJNB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                     77-0058227
----------------------------------            ----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on a market value of $38.56 per share (the closing price of the Common Stock, as of February 28, 2001) was $120,605,000

Number of shares of common stock outstanding as of February 28, 2001: 3,791,951 shares
                      Documents incorporated by reference:

Portions of the registrant's definitive proxy statement for the registrant's 2001 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

PART I

                                                                            PAGE

     Item 1 - Business                                                         4

     Item 2 - Properties                                                      11

     Item 3 - Legal Proceedings                                               12

     Item 4 - Submission of Matters to a Vote of Security Holders             12

PART II

     Item 5 - Market for Registrant's Common Equity and Related Stockholder
              Matters                                                         12

     Item 6 - Selected Financial Data                                         14

     Item 7 - Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                            14

     Item 7A- Quantitative and Qualitative Disclosures about Market Risk      34

     Item 8 - Financial Statements and Supplementary Data                     36

     Item 9 - Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        61

PART III

     Item 10 -Directors and Executive Officers of the Registrant              61

     Item 11 -Executive Compensation                                          61

     Item 12 -Security Ownership of Certain Beneficial Owners and Management  61

     Item 13 -Certain Relationships and Related Transactions                  61

PART IV

     Item 14 -Exhibits, Financial Statement Schedules and Reports on          62
              Form 8-K

SIGNATURES                                                                    65

                                     PART I

ITEM 1.  BUSINESS

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; the declining health of the economy, either nationally or regionally; the deterioration of credit quality, which could cause an increase in the provision for loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County real estate and high-tech industries; the impact of the California energy crisis; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks; and liquidity risks. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. See also the section included herein entitled "Certain Additional Business Risks" and other risk factors discussed elsewhere in this Report.

GENERAL

SJNB Financial Corp. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated under the laws of the State of California on April 18, 1983. Its principal office is located at One North Market Street, San Jose, California 95113, and its telephone number is (408) 947-7562.

The Company owns 100% of the issued and outstanding common shares of San Jose National Bank (referred to herein as "SJNB" or "the Bank"). The Bank was incorporated on November 23, 1981 and commenced business in San Jose, California, on June 10, 1982. SJNB engages in the general commercial banking business with special emphasis on the banking needs of the business and professional communities in Santa Clara County and the surrounding areas. The Bank has branches located in San Jose, Saratoga, Los Gatos and Danville.

On May 22, 1998, SJNB acquired all of the stock of a private company, Epic Funding Corporation ("Epic"), pursuant to a definitive agreement dated April 13, 1998. In connection with the acquisition, which was structured as a tax-free reorganization, the Company issued 12,223 shares of its common stock and paid $110,000 to Epic's sole shareholder in exchange for all of Epic's outstanding stock. The total purchase price for Epic was $611,000, while Epic's fair value of net assets was $28,000. Goodwill amounted to $759,000, including certain expenses of the transaction. Epic provides direct and vendor lease programs to manufacturers and equipment users throughout California and across parts of the United States. Epic is now a wholly-owned subsidiary of the Bank. Epic's office is located in Danville, California, together with a small de novo branch of the Bank at the same facility, which opened July 1, 1998.

On January 5, 2000, Saratoga Bancorp ("Saratoga"), the parent company of Saratoga National Bank, was merged with and into the Company, pursuant to an exchange of the Company's common stock for all common stock of Saratoga Bancorp. Saratoga National Bank, headquartered in Saratoga, California, operated three branches and as of the acquisition date had approximately $142 million in assets, $103 million in deposits and $15 million in shareholders' equity. Saratoga National Bank was merged with and into SJNB on January 5, 2000. Saratoga's San Jose office, which was located near SJNB's San Jose office, was consolidated into SJNB's San Jose office as of January 28, 2000. The shareholders of Saratoga received 0.70 shares of the Company's common stock for each outstanding share of Saratoga common stock. Based on the closing price of the Company's stock on January 5, 2000 of $29.125, the transaction was valued at approximately $34.2 million, excluding the value of any unexercised options, and each Saratoga shareholder received the equivalent of 0.70 of the Company's common stock valued at $20.39 per share for each share of Saratoga common stock. The merger has been accounted for as a pooling of interests.

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

EMPLOYEES

At December 31, 2000, SJNB had 127 full-time officers and employees and 24 part-time employees for a total of 115.7 employees on a full-time equivalent. Certain of the Bank's officers are also officers of the Company. None of the Bank's employees are represented by a union. Management believes that employee relations are good.

SUPERVISION AND REGULATION

     THE EFFECT OF GOVERNMENT POLICY ON BANKING

The earnings and growth of the Company are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System (the "FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted. Additionally, state and federal tax policies can impact banking organizations.

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

     REGULATION AND SUPERVISION OF BANK HOLDING COMPANIES

The Company is a bank holding company subject to the BHCA. The Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company's subsidiaries. The costs of any examination by the FRB are payable by the Company.

On March 11, 2000, the Gramm-Leach-Bliley Act, or the Financial Services Act of 1999 (the "FSA"), became effective. This Act amended certain portions of the BHCA, subject to conditions. See "Recently Enacted Legislation" below for more information.

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

A bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across states lines, thereby creating interstate branches. Furthermore, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

Under California law, (i) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing five year old California bank or industrial bank by merger or purchase, (ii) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (iii) the Commissioner is authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial bank without purchasing the entire entity or by establishing a de novo California bank.

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled "Restrictions on Dividends and Other Distributions" for additional restrictions on the ability of the Company and the Bank to pay dividends.

Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees, which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

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

To qualify as "well-capitalized," the bank holding company must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater, (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater, and
(iii) not be subject to any order by the FRB to meet a specified capital level. Its lead insured depository institution must be well-capitalized as that term is defined in the capital adequacy regulations of the applicable bank regulator, 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions that are well-capitalized, and none of its insured depository institutions may be undercapitalized.

To qualify as "well-managed:" (i) each of the bank holding company, its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating, rating for management and rating for compliance which were at least satisfactory, (ii) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings, and (iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

     Bank Regulation and Supervision

As a national bank, the Bank is regulated, supervised and regularly examined by the Office of the Comptroller of the Currency (the "OCC"). Deposit accounts at the Bank are insured by the Bank Insurance Fund (the "BIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), to the maximum amount permitted by law. The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. The Bank is a member of the Federal Reserve System, and is also subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).

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

In determining the capital level the Bank is required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles ("GAAP") and have special rules which have the effect of reducing the amount of capital they will recognize for purposes of determining the capital adequacy of the Bank.

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

In addition to the risk-based guidelines, the federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 2000.

-------------------------------------------------------- -----------------------
(amounts in thousands, except percentages)            WELL             MINIMUM
                                   ACTUAL             CAPITALIZED      CAPITAL
                           ----------------------
THE COMPANY                CAPITAL      RATIO         RATIO          REQUIREMENT
------------------------------------------- ---------------------- ------------

Leverage                   $60,115       8.94%         5.0%            4.0%
Tier 1 Risk-based           60,115      11.04          6.0             4.0
Total Risk-based            66,928      12.29         10.0             8.0

THE BANK
--------------------------------------------------------------------------------
Leverage                   $58,217       8.66%         5.0%            4.0%
Tier 1 Risk-based           58,217      10.75          6.0             4.0
Total Risk-based            64,995      12.00         10.0             8.0


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

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

WELL CAPITALIZED                           ADEQUATELY CAPITALIZED
Total risk-based  capital of 10%;          Total  risk-based  capital of 8%;
Tier 1  risk-based  capital of 6%; and     Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%.                      Leverage ratio of 4%.

UNDERCAPITALIZED                           SIGNIFICANTLY  UNDERCAPITALIZED
Total risk-based capital less              Total risk-based capital less than 6%
than 8%;                                   Tier 1 risk-based capital less
Tier 1 risk-based capital  less            than 3%; or
than 4%; or                                Leverage ratio less than 3%.
Leverage ratio less than 4%.

CRITICALLY UNDERCAPITALIZED
Tangible equity to total assets less than 2%.

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

     PREMIUMS FOR DEPOSIT INSURANCE AND ASSESSMENTS FOR EXAMINATIONS

FDICIA established several mechanisms to increase funds to protect deposits insured by the BIF administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of insurance premiums will be.

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

     RECENTLY ENACTED LEGISLATION

On March 11, 2000, the Financial Services Act of 1999 (the "FSA") became effective. The FSA repealed provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The BHCA was also amended by the FSA to allow new "financial holding companies" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amended section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. Bank holding companies ("BHC") may elect to become a FHC if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a BHC may file a certification to that effect with the FRB and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or though an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity. BHCs may engage in financial activities without prior notice to the FRB if those activities qualify under the new list of permissible activities in section 4(k) of the BHCA. However, notice must be given to the FRB within 30 days after a FHC has commenced one or more of the financial activities. The Company has not elected to become a FHC.

Under the FSA, national banks (as well as FDIC-insured state banks, subject to various requirements) are permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities the national bank must also be well-capitalized and well-managed and have received at least a "satisfactory" rating in its most recent CRA examination. The aggregate consolidated total assets of all financial subsidiaries of a national bank may not exceed the lesser of 45% of the consolidated total assets of the parent bank or $50 billion. In addition, if the national bank ranks as one of the top 50 largest insured banks in the United States, it must have an issue of outstanding long-term debt rated in one of the three highest rating categories by an independent rating agency. If the national bank falls within the next group of 50, it must either meet the debt-rating test described above or satisfy a comparable test jointly agreed to by the FRB and the Treasury Department. No debt rating is required for any national bank, such as the Bank, not within the top 100 largest insured banks in the United States. We do not have any such debt outstanding.

The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Company.

     PENDING LEGISLATION AND REGULATIONS

Certain pending legislative proposals include bills to permit banks to pay interest on business checking accounts, to cap consumer liability for stolen debit cards, to enact privacy rules designed to regulate the ability of financial institutions to use or share customer information, to end certain predatory lending practices, to allow the payment of interest on reserves that financial institutions must keep with FRB and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy. A proposal to merge the FDIC's two funds, the BIF and the Savings Association Insurance Fund, is also being discussed. The Company also expects that during 2001, the Financial Accounting Standards Board will issue guidance as to whether to retain the pooling-of-interests method of accounting for business combinations and related issues, including whether to adopt an impairment-only approach to amortization of goodwill.

     COMPETITION

In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments, have offered new investment vehicles which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

The enactment of the Interstate Banking and Branching Act in 1994 and the California Interstate Banking and Branching Act of 1995 have increased competition within California. Recent legislation has also made it easier for out-of-state credit unions to conduct business in California and allows industrial banks to offer consumers more lending products. Regulatory reform, as well as other changes in federal and California law will also affect competition. The availability of banking services over the internet or "e-banking" has continued to expand. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

As of June 30, 2000, there were approximately 388 banking offices in the geographic area served by SJNB, including offices of major chain banks and other independent banks. There were also approximately 144 offices of savings banks as of such date. Of these there were 230 offices of commercial banks (and 88 offices of savings banks) in Santa Clara County, which is the principal market area for the Bank's San Jose office. In addition, there were 158 offices of commercial banks (and 56 offices of savings banks) in the Danville office's primary market area. Total deposits of the combined area were approximately $54.5 billion as of June 30, 2000, of which the Bank has approximately a 1% share. In the San Jose office's market area, the Bank's market share is approximately 1.5% of the deposits in that market.

Presently, there are at least 9 other independent banks in Santa Clara County. Five of the independent banks - Heritage Bank of Commerce and Bank of Los Altos (subsidiaries of Heritage Commerce Corp), Cupertino National Bank & Trust and Mid-Peninsula Bank (subsidiaries of Greater Bay Bancorp) and Silicon Valley Bank
- emphasize commercial banking services and, therefore, create direct competition for the services that SJNB offers to the business and professional communities in its market area. The Bank's Financial Services Division and Epic also compete with many of the major and independent banks within their respective marketing areas.

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

Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price of the Common Stock. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of Common and 5,000,000 shares of Preferred Stock, of which approximately 3,791,951 common shares and no preferred shares were outstanding at February 28, 2001. Pursuant to its stock option plans, the Company had outstanding options to purchase an aggregate of 601,181 shares of Company Common Stock at February 28, 2001. As of the same date, 178,645 shares of Company Common Stock remained available for option grants under the Company's stock option plans, including stock option plans of Saratoga.

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

The loan and lease portfolio of the Company is dependent on real estate. At December 31, 2000, real estate served as the principal source of collateral with respect to approximately 55% of the Company's loan and lease portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available for sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value of the Company's Common Stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

In late 2000 and continuing into 2001, the State of California has been subject to a deterioration in the ability of major utilities to provide energy for the State's needs. In Northern California, the crisis has resulted in "rolling blackouts" where certain areas are not provided with any electricity for periods of up to two hours. To date the most immediate impact has been the significant increase in power rates for most users, including the Company. In addition the major utility providers are purchasing power on a "spot" basis. The cost of such purchases has exceeded their ability to fully collect the increases from their customers. The long-term impact is unknown but could result in an economic slow-down as companies located in California relocate or shift production to areas outside the State. This could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, and the Company's financial condition and results of operations in general and, as a result, on the market value of the Company's Common Stock.

The Bank is subject to certain operational risks including, but not limited to, data processing system failures and errors and customer or employee fraud. The Bank maintains a system of internal controls, which it believes will mitigate such occurrences, and maintains insurance coverage for such risks. Should such an event occur that was not prevented or detected by the Bank's internal controls or that was uninsured or in excess of the applicable insurance limits, it could have a significant negative impact on the Company's financial condition or results of operations.

STATISTICAL DATA

Certain consolidated statistical information concerning the business of the Company appears on page 15, under the caption "Selected Financial Data;" on pages 16 through 36, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation;" on page 36, under the caption "Quantitative and Qualitative Disclosures about Market Risk;" and on pages 38 through 63, in the Company's Consolidated Financial Statements. Ratios relating to the Company's Return on Equity and Assets appear on page 15. The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" should be read in conjunction with the information in Item 1 herein and the Company's Consolidated Financial Statements.

ITEM 2:  PROPERTIES

The Company shares office space with the Bank's main branch at One North Market Street, San Jose, California, 95113. The building was purchased by the Bank in 1985 and consists of approximately 24,000 square feet of basement, ground floor and second floor space. It is constructed and equipped to meet prescribed security requirements.

SJNB's Saratoga Branch office is located at 12000 Saratoga-Sunnyvale Road, Saratoga, California, 95070, comprises 5,500 square feet and is owned by the Bank. The Bank's Los Gatos Branch office is located at 15405 Los Gatos Blvd., Suite 103, Los Gatos, California, 95032. The facility has 3,082 square feet and is leased under a noncancelable-operating lease which expires in 2003. Current lease payments are $6,387 per month.

In addition, the Bank leases approximately 12,000 square feet located at 95 South Market Street, San Jose, California, 95113. Approximately 9,000 square feet of space at this location is currently being occupied by two third-party tenants under subleases which expire at the termination of the lease in September 2004. The Bank's Financial Services Division is occupying the remaining space at this location. Gross rental expense is currently approximately $20,000 per month, of which $14,899 is received from the third-party tenants.

The Bank and its subsidiary, Epic, share 3,000 square feet of leased facilities in Danville, California. The monthly lease expense is $6,300 and the lease expires July 2001. The Bank notified the landlord in January 2001 of its intent to exercise its renewal option for the period ending July 2004, on the same terms and conditions as the original term.

In the opinion of management, adequate insurance is being maintained on these properties.

ITEM 3:  LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any material pending legal proceeding, nor is any of their property the subject of any material pending legal proceeding, except ordinary routine litigation arising in the ordinary course of the Bank's business and incidental to its business, none of which are expected to have a material adverse impact upon the Company's or the Bank's business, financial condition or results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 28, 2001, the Company had 3,791,951 shares of Common Stock outstanding, held by approximately 2,700 beneficial shareholders. The Company's Common Stock is listed on the NASDAQ National Market System under the symbol "SJNB." Significant market participants of the Company's Common Stock and those firms which provide research relating to the Company include: Hoefer & Arnett, Inc., Wedbush Morgan Securities, Inc., Knight Securities L.P., Spear, Leeds & Kellogg, Sandler O'Neill & Partners, Keefe Bruyette & Woods, Inc., and Dain Rauscher Wessels.


STOCK PRICE

The following sets forth the high and low sales prices for the Company's Common Stock during the periods indicated, as reported by NASDAQ, and the per share cash dividends declared on the Common Stock during such periods.


QUARTERLY COMMON STOCK PRICE

--------------------------------------------------------------------------------
                                                  PRICE
                                              OF COMMON STOCK          CASH
                                             HIGH          LOW       DIVIDENDS
--------------------------------------------------------------------------------
                             1999
--------------------------------------------------------------------------------
First Quarter                                $28.50        $26.00        $.14
Second Quarter                                30.25         26.50         .14
Third Quarter                                 34.50         31.00         .14
Fourth Quarter                                37.00         30.00         .14
--------------------------------------------------------------------------------
      ANNUAL CASH DIVIDEND PER SHARE                                      .56
--------------------------------------------------------------------------------
                             2000
--------------------------------------------------------------------------------
First Quarter                                 30.63         26.50         .16
Second Quarter                                29.75         25.88         .16
Third Quarter                                 36.88         27.38         .16
Fourth Quarter                                37.25         33.75         .16
--------------------------------------------------------------------------------
      ANNUAL CASH DIVIDEND PER SHARE                                      .64
--------------------------------------------------------------------------------
                             2001
--------------------------------------------------------------------------------
FIRST QUARTER (THROUGH FEBRUARY 28,  2001)    39.75         36.50         .20*

[FN]
*Declared by the Board of Directors on January 24, 2001 and to be paid on March 5, 2001 to shareholders of record on February 6, 2001.

The Company's Board of Directors considers the advisability and amount of proposed dividends each year. Future dividends will be determined after consideration of the Company's earnings, financial condition, future capital funds, regulatory requirements and such other factors as the Board of Directors may deem relevant. The Company's primary source of funds for payment of dividends to its shareholders will be receipt of dividends and management fees from the Bank. The payment of dividends by a bank is subject to various legal and regulatory restrictions. See "Business - Supervision and Regulation - Restrictions on Dividends and Other Distributions." It is the intention of the Company to continue the payment of quarterly dividends, subject to financial results and other factors, which could limit or restrict dividends as more fully discussed elsewhere herein.

ITEM 6:  SELECTED FINANCIAL DATA

The following presents selected financial data and ratios for the five years ended December 31, 2000:

(dollars in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------------
                                                                          As of and for the Years Ended December 31,
STATEMENT OF OPERATIONS DATA :                                2000          1999           1998            1997           1996
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          $33,626       $27,565        $25,603         $23,562        $20,495
Provision for loan or lease losses                              (725)         (862)          (436)           (705)           (40)
Other income                                                   1,606         1,866          1,824           1,490          1,199
Merger related costs, nonrecurring                            (3,424)         (487)          ----            ----           ----
Other expenses                                               (16,932)      (16,064)       (14,462)        (12,888)       (12,505)
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    14,151        12,018         12,529          11,459          9,149
Income taxes                                                  (5,527)       (4,901)        (5,040)         (4,749)        (3,757)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $8,624        $7,117         $7,489          $6,710         $5,392
==================================================================================================================================
PER SHARE DATA:
----------------------------------------------------------------------------------------------------------------------------------
Net income per share - basic                                    $2.35         $2.04          $2.06           $1.86          $1.51
Net income per share - diluted                                   2.24          1.91           1.92            1.74           1.41
EXCLUDING MERGER RELATED COSTS, NET OF TAX:
Net income per share - basic (1)                                 2.94          2.13          ----             ----          ----
Net income per share - diluted (1)                               2.80          2.00          ----             ----          ----

Cash dividends per share                                         0.64          0.56           0.56            0.45           0.33
Shareholders' equity per share                                  16.97         14.81          14.13           12.85          11.80
Tangible shareholders' equity per share                         16.18         13.81          13.01           11.82          10.58
==================================================================================================================================
BALANCE SHEET DATA:
----------------------------------------------------------------------------------------------------------------------------------
Balance sheet totals-end of year:
  Assets                                                      $687,777      $568,081       $494,736        $455,963       $431,187
  Loans and leases                                             463,314       403,318        335,943         292,737        251,288
  Deposits                                                     585,343       473,733        405,857         361,391        334,083
  Shareholders' equity                                          63,583        53,219         50,739          46,764         43,157
Average balance sheet amounts:
  Assets                                                      $634,042      $536,721       $469,317        $439,187       $379,529
  Loans and leases                                             420,943       366,175        301,910         267,332        224,680
  Earning assets                                               583,325       496,958        436,481         402,390        347,639
  Deposits                                                     536,844       444,547        385,887         354,604        296,834
  Shareholders' equity                                          56,255        51,956         48,511          43,661         39,619
==================================================================================================================================
SELECTED RATIOS:
----------------------------------------------------------------------------------------------------------------------------------
Return on average equity                                         15.33%        13.70%         15.44%          15.37%         13.61%
Return on average assets                                          1.36          1.33           1.60            1.53           1.42
Return on average equity (1)                                     19.15         14.29          15.44           15.37          13.61
Return on average assets (1)                                      1.70          1.38           1.60            1.53           1.42
Efficiency ratio (non-interest expense
 as a percentage of total revenues) (1)                          48.06         54.58          52.73           51.45          57.64
Efficiency ratio excluding the amortization of
  intangibles and goodwill (1)                                   46.81         53.03          51.06           49.56          55.34
Dividend payout ratio                                            27.20         27.47          27.18           24.19          21.85
Average equity to average assets                                  8.87          9.68          10.34            9.94          10.44
Leverage capital ratio                                            8.94          8.88           9.78            9.58          11.42
Nonperforming loans and leases to total loans and leases          0.10          0.54           0.07            0.27           0.22
Net (recoveries) chargeoffs to average loans and leases          (0.06)        (0.02)          0.00            0.10           0.04
Allowance for loan or lease losses to total loans and leases      1.60          1.59           1.64            1.74           1.84
Allowance for loan or lease losses to
  nonperforming loans and leases                              1,621           296          2,280             647            849
==================================================================================================================================

(1) Excludes $3.4 million of merger related costs and $1.3 million of related tax benefits for the year ended December 31, 2000 and $487 of merger related costs and $178 of related tax benefits for the year ended December 31, 1999.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Annual Report on Form 10-K includes forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the "safe harbor" created by those sections. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; the declining health of the economy, either nationally or regionally; the deterioration of credit quality, which could cause an increase in the provision for loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County real estate and high tech industries; the impact of the California energy crisis; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks; and liquidity risks. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. See also the section included herein entitled "Business - Certain Additional Business Risks" and other risk factors discussed elsewhere in this Report.

The purpose of the following discussion is to provide information pertaining to the financial condition and results of operations of the Company that may not be apparent from a review of the consolidated financial statements and related notes. It also incorporates certain statistical information that is required by Industry Guide 3 promulgated by the Securities and Exchange Commission. The discussion should be read in conjunction with the aforementioned consolidated financial statements, as found on pages 38 through 63. The interest earned and yields on nontaxable securities have been adjusted to a fully-taxable equivalent basis for all financial information presented in this Item 7.

Dollars and share amounts are in thousands in the text for Item 7, except per share amounts or as otherwise noted.

FINANCIAL REVIEW

     Earnings Summary

For the year ended December 31, 2000, the Company reported net income of $8.6 million or $2.24 per diluted share. After excluding merger related costs, net of tax, operating net income was $10.8 million or $2.80 per diluted share as compared to net income, excluding merger related costs, net of tax, of $7.4 million or $2.00 per diluted share for the year ended December 31, 1999 (a 46% increase). Net income, excluding merger related costs, net of tax, for the year increased over that of the previous year primarily due to an increase of $6.1 million in net interest income offset by a decrease in other income of $260 and an increase in other expense of $868. See the specific sections below for details regarding these changes.

As of December 31, 2000, consolidated assets were $688 million, gross loans and leases were $463 million, and deposits were $585 million. Total consolidated assets increased $120 million, a 21% increase from $568 million at December 31, 1999. Loans and leases increased $60 million, a 15% increase from $403 million at December 31, 1999. Deposits grew $111 million from $474 million the previous year, representing a 23% increase. Loan and lease and deposit growth was generated mainly by marketing and business development efforts of the Bank and its subsidiary, Epic.

For the year ended December 31, 1999, the Company reported net income of $7.1 million or $1.91 per diluted share. After excluding merger related costs, net of tax, operating net income was $7.4 million or $2.00 per diluted share as compared to net income of $7.5 million or $1.92 per diluted share for the year ended December 31, 1998. Net income, excluding merger related costs, net of tax, for the year decreased over that of the previous year primarily due to an increase in the provision for loan and lease losses of $426 and to an increase in other expense of $1.6 million offset by an increase of $2.0 million in net interest income. See the specific sections below for details regarding these changes.

As of December 31, 1999, consolidated assets were $568 million, gross loans and leases were $403 million, and deposits were $474 million. Total consolidated assets increased $73 million, a 15% increase from $495 million at December 31, 1998. Loans and leases increased $67 million, a 20% increase from $336 million at December 31, 1998. Deposits grew $68 million from $406 million the previous year, representing a 17% increase. Loan and lease and deposit growth was generated mainly by marketing and business development efforts of the Bank and its subsidiary, Epic.

     Net Interest Income and Margin

Net interest income is the principal source of the Company's operating earnings. Significant factors affecting net interest income are rates, volumes and mix of the loan, investment and deposit portfolios.

The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin for the three years ended December 31, 2000.


AVERAGE BALANCES, RATES AND YIELDS

FULLY TAXABLE EQUIVALENT
(dollars in thousands)
                                                     2000                            1999                       1998
---------------------------------------------------------------------------------------------------------------------------------
                                           Average            Avg yield/  Average           Avg yield  Average         Avg yield/
ASSETS                                     Balance  Interest  Rate paid   Balance  Interest Rate paid  Balance Interest Rate paid
---------------------------------------------------------------------------------------------------------------------------------
                                                                C>
Interest earning assets:
  Loans and leases, net (1)                 $420,943  $44,942   0.68%  $366,175   $35,826    9.78%  $301,910   $31,252   10.35%
  Securities available for sale:
    Taxable (2)                              103,392    6,791   6.57     76,057     4,638    6.10     79,262     4,753    6.00
    Nontaxable (3)                               531       48   9.10       ----      ----    ----       ----      ----   ---
  Securities held to maturity:
    Taxable (4)                                2,911      224   7.69      6,450       443    6.87      8,653       648    7.49
    Nontaxable (5)                            17,464    1,415   8.10     16,199     1,262    7.79     11,588       861    7.43
   Money market investments                   36,717    2,358   6.42     30,204     1,536    5.08     32,138     1,750    5.44
   Interest bearing due from banks             1,367       73   5.34      1,873       107    5.71      2,929       169    5.77
Interest rate hedging instruments               ----       10   ---        ----       (50)   ----       ----        (9)  ---
---------------------------------------------------------------       --------------------         ---------------------
      TOTAL INTEREST EARNING ASSETS          583,325   55,861   9.58    496,958    43,762    8.81    436,480    39,424    9.03
---------------------------------------------------------------       --------------------         ---------------------
Allowance for loan or lease losses            (6,733)                    (5,799)                      (5,289)
Cash and non-interest bearing due from banks  24,545                     22,717                       20,078
Other assets                                  29,536                     19,024                       14,073
Core deposit intangibles and goodwill, net     3,369                      3,820                        3,975
------------------------------------------------------                -----------                  -----------
      Total Assets                          $634,042                   $536,721                     $469,317
======================================================                ===========                  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:

  Deposits:
    Interest-bearing demand                  $79,747    2,244   2.81    $81,522     2,189    2.69    $75,152     2,158    2.87
    Money market and savings                 154,287    6,481   4.20    116,579     3,938    3.38    115,245     3,931    3.41
    Certificates of deposit:
      Less than $100                          55,738    3,237   5.81     49,154     2,627    5.34     29,563     1,604    5.42
      $100 or more                           130,838    7,490   5.72    100,669     4,992    4.96     75,005     4,073    5.43
---------------------------------------------------------------       --------------------         ---------------------
        Total certificates of deposit        186,576   10,727   5.75    149,823     7,619    5.09    104,568     5,677    5.43
---------------------------------------------------------------       --------------------         ---------------------
Other borrowings                              33,032    2,198   6.65     32,554     1,946    5.98     27,832     1,711    6.15
---------------------------------------------------------------       --------------------         ---------------------
       TOTAL INTEREST-BEARING LIABILITIES    453,642   21,650   4.77    380,478    15,692    4.12    322,798    13,477    4.18
---------------------------------------------------------------       --------------------         ---------------------
Noninterest-bearing demand deposits          116,234                     96,623                       90,921
Accrued interest payable and
  other liabilities                            7,911                      7,664                        7,087
------------------------------------------------------                -----------                  -----------
      Total liabilities                      577,787                    484,765                      420,806
------------------------------------------------------                -----------                  -----------
Shareholders' equity                          56,255                     51,956                       48,511
------------------------------------------------------                -----------                  -----------
       Total Liabilities and Shareholders'
equity                                      $634,042                   $536,721                     $469,317
======================================================--------        ==========---------          ==========----------
NET INTEREST INCOME AND MARGIN (6)                    $34,211   5.86%             $28,070    5.65%             $25,947    5.94%
============================================          ====================        ===================          ==================

(1) Includes amortized loan fees of $2.1 million for 2000 and for 1999 and $1.6 million for 1998. Nonperforming loans and leases have been included in average loan and lease balances.

(2) Includes dividend income of $152, $305 and $451 received in 2000, 1999 and 1998, respectively.

(3) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($19 in 2000).

(4) Includes dividend income of $164, $160 and $31 received in 2000, 1999 and 1998, respectively.

(5) Adjusted to a fully taxable equivalent basis using the federal statutory rate ($566 in 2000, $505 in 1999 and $344 in 1998).

(6) The net interest margin represents the net interest income as a percentage of average earning assets.

The following table shows the effect on the interest differential of volume and rate changes for the years ended December 31, 2000 and 1999:

VOLUME/RATE ANALYSIS
(dollars in thousands)
                                                         2000 vs. 1999                                    1999 vs. 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                       Increase (decrease)                             Increase (decrease)
                                                         due to change in                                due to change in
------------------------------------------------------------------------------------------------------------------------------------
                                               Average       Average        Total          Average         Average         Total
                                                Volume         Rate         Change          Volume          Rate           Change
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans and leases (1)                         $5,572        $3,544        $9,116          $5,921        $(1,347)         $4,574
  Securities:
    Taxable available for sale                  1,795           358         2,153            (195)           (34)           (229)
    Nontaxable available for sale                  48          ----            48            ----           ----            ----
    Taxable held to maturity                     (272)           53          (219)           (151)            60             (91)
    Nontaxable held to maturity                   103            50           153             359             42             401
   Money market investments                       418           404           822             (99)          (115)           (214)
   Interest bearing due from banks                (27)           (7)          (34)            (60)            (2)            (62)
------------------------------------------------------------------------------------------------------------------------------------
     Total interest income                      7,637         4,402        12,039           5,775         (1,396)          4,379
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest-bearing demand                         (50)          105            55             171           (140)             31
  Money market and savings                      1,584           959         2,543              45            (39)              7
  Certificates of deposits:
    Less than $100                                382           228           610           1,047            (24)          1,023
    $100 or greater                             1,727           771         2,498           1,273           (354)            919
  Other borrowings                                 32           220           252             282            (47)            235
------------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                    3,675         2,283         5,958           2,818           (603)          2,215
------------------------------------------------------------------------------------------------------------------------------------
Interest rate hedging instruments                ----            60            60            ----            (41)            (41)
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest income                  $3,962        $2,179        $6,141          $2,957          $(894)         $2,123
====================================================================================================================================

(1) The effect of the change in loan fees is included as an adjustment to the average rate.

Consolidated net interest income (on a fully taxable equivalent basis) was $34.2 million in 2000, as compared to $28.1 million in 1999. The increase of $6.1 million in net interest income during 2000 was primarily a result of an increase in the average volume of $86.4 million in earning assets, which amounted to approximately $4.0 million of net interest income. In addition to the increase in the average volume of earning assets, the net interest margin (the difference in the yields on earning assets less the cost of the deposits divided by the amount of earning assets) increased to 5.86% in 2000 from 5.65% in 1999, which amounted to approximately $2.1 million of net interest income.

The Bank's asset/liability position is slightly asset-sensitive (See "Asset/Liability Management"). Therefore, in times of an increasing interest rate environment, the Bank's net interest margin should be positively impacted, as was the case in 2000. The Bank's average prime was 9.24% in 2000, as compared to 8.00% in 1999. The increase in the cost of interest-bearing liabilities was due the increase in interest rates and to a change in the mix to higher cost funds. Interest expense in 2000 was $21.7 million, as compared to $15.7 million in 1999. The difference attributable to volume increases was $3.7 million and the difference attributable to rate increases was $2.3 million. Actual interest expense rates increased from 4.12% to 4.77%.

Consolidated net interest income (on a fully taxable equivalent basis) was $28.1 million in 1999, as compared to $26.0 million in 1998. The increase of $2.1 million in net interest income during 1999 was primarily a result of an increase in volume of $60.5 million in earning assets which amounted to approximately $3.0 million of net interest income. The increase in net interest income in 1999 relating to the increase in volume and fees was offset by an overall decrease in the net interest margin (the difference in the yields on earning assets and the cost of funds).

A substantial portion of the Bank's deposits (an average of 22.2% in 2000 and 20.0% in 1999) are non interest-bearing and therefore do not reprice when interest rates change. See "Funding." This is somewhat ameliorated by a significant amount of customer corporate account balances which are tied to earnings credits and utilized to offset bank service costs.

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

The Company's net interest margin for the periods presented is high relative to its peer group, mainly due to its high proportion of non interest-bearing deposits and the impact of its generally higher yielding loans, specifically leasing, factoring and asset-based lending.

Net interest income also reflects the impact of nonperforming loans and leases. The effect on interest income for the years ended December 31, 2000 through 1996 for the loans and leases that were on nonaccrual as of December 31, 2000 through 1996 was as follows:

NEGATIVE IMPACT OF NONACCRUAL LOANS AND LEASES
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------
                                              2000           1999          1998           1997          1996
------------------------------------------------------------------------------------------------------------------
Interest revenue which would have been
  recorded under original terms                $62           $132           $22            $61           $35
Interest revenue actually realized              16            112            21             32            29
----------------------------------------------------------------------------------------------------------------
NEGATIVE IMPACT ON INTEREST REVENUE            $46            $20            $1            $29            $6
==================================================================================================================

                Provision for Loan and Lease Losses

The level of the allowance for loan and lease losses (and therefore the related provision) reflects the Company's judgment as to the inherent risks associated with the loan, lease and factoring portfolios. Since estimates of the adequacy of the Company's allowance for loan and lease losses are based on foreseeable risks, such judgments are subject to change based on changing circumstances. Based on management's current evaluation of such risks, as well as judgments of the Company's regulators, additions of $725, $862, and $436 were made to the allowance for loan and lease losses in 2000, 1999 and 1998, respectively. Management's determinations of the provision in 2000, 1999 and 1998 were based on the measurement of the possibility of future loan and lease losses inherent in the portfolio through various objective and subjective criteria and the impact of net chargeoffs. See "Loan and Lease Portfolio" for a detailed discussion of asset quality and the allowance for loan and lease losses.

                Other Income

The following table sets forth the components of other income and the percentage distribution of such income for the years ended December 31, 2000, 1999 and 1998.

OTHER INCOME
(dollars in thousands)
                                                                     2000                      1999                     1998
------------------------------------------------------------------------------------------------------------------------------------
                                                             Amount       Percent      Amount       Percent      Amount      Percent
------------------------------------------------------------------------------------------------------------------------------------
Depositor service charges                                    $1,067       66.4%        $1,044       55.9%          $950        52.1%
Other operating income                                          599       37.3            737       39.5            724        39.7
Increase in cash surrender value of life insurance              542       33.8            218       11.7            ---         ---
Net (loss) gain on sale of securities available for sale       (602)     (37.5)          (133)      (7.1)           150         8.2
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL                                                    $1,606      100.0%        $1,866      100.0%        $1,824       100.0%
====================================================================================================================================

Other income totaled $1.6 million in 2000, $1.9 million in 1999 and $1.8 million in 1998. The decrease in other income during 2000 resulted primarily from the realization of securities losses of $602 in 2000.

     Other Expense

The components of other expense are set forth in the following table for the years ended December 31, 2000, 1999 and 1998.


OTHER EXPENSE AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                         2000                           1999                         1998
                                 Amount         Percent        Amount        Percent         Amount       Percent
----------------------------------------------------------------------------------------------------------------------
Salaries and benefits             $9,642          1.52%         $9,180        1.71%           $8,048        1.71%
Occupancy                            810          0.13             818        0.15               764        0.16
Data processing                      747          0.12             676        0.12               741        0.16
Furniture and equipment              694          0.11             636        0.12               546        0.11
Directors' & shareholders'           660          0.10             673        0.13               469        0.10
Legal and professional fees          641          0.10             701        0.13               520        0.11
Client services paid by Bank         613          0.10             585        0.11               495        0.11
Amortization of core deposit
  intangibles and goodwill           439          0.07             455        0.08               457        0.10
Merger costs                       3,424          0.54             487        0.09              ----       ----
Other                              2,686          0.42           2,340        0.44             2,422        0.52
---------------------------------------------------------------------------------------------------------------------
     TOTAL                       $20,356          3.21%        $16,551        3.08%          $14,462        3.08%
======================================================================================================================

Total other expenses increased approximately $3.8 million in 2000 as compared to 1999. This is mainly attributable to the inclusion of the one-time merger related costs, incurred in connection with the acquisition of Saratoga on January 5, 2000. After deducting these costs in each year, continuing operating expenses were $16.9 million in 2000, $16.1 million in 1999 and $14.5 million in 1998. The most significant increase in 2000 related to increased incentive accruals and salary increases necessitated by the competitive environment for personnel and the supplemental retirement programs for outside directors and key executives instituted by Saratoga National Bank in 1999 and by SJNB in 2000.

Total other expenses increased approximately $1.6 million (excluding the impact of the merger related costs) in 1999 as compared to 1998. This increase is partially related to the operations of Epic (which accounted for approximately $400 of the increase) and the opening of the East Bay Regional Office (which accounted for approximately $300 of the increase), both occurring in July 1998. In addition, salaries and benefits increased as a result of the increased incentive accruals, additions to staff and the competitive environment for personnel. Increases in occupancy also related to Epic and the East Bay Regional Office.

     Income Taxes

The effective tax rate was 39% in 2000, 41% in 1999 and 40% in 1998. The lower effective tax rate in 2000 was primarily due to the greater amount of nontaxable income generated by the investment in California nontaxable securities (municipals and other political subdivisions).

     Quarterly Income

The unaudited consolidated income statement data of the Company and the Bank, in the opinion of management, includes all normal and recurring adjustments necessary to state fairly the information set forth therein. The results of operations are not necessarily indicative of results for any future period. The following table shows the Company's unaudited quarterly income statement data for the years 2000 and 1999:


UNAUDITED QUARTERLY INCOME STATEMENT DATA
 (dollars in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                              First quarter           Second quarter          Third quarter       Fourth quarter
                                             2000       1999         2000         1999       2000      1999       2000      1999
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                          $7,796      $6,402     $8,543        $6,644      $8,519    $7,162     $8,768    $7,357
Provision for loan or lease losses             (250)       (140)      (125)          (27)       (150)     (150)      (200)     (545)
Other income                                    507         651        (90)          438         583       468        606       308
Other expenses                               (7,450)     (3,847)    (4,116)       (3,964)     (4,423)   (4,196)    (4,367)   (4,543)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                      603       3,066      4,212         3,091       4,529     3,284      4,807     2,577
Income taxes                                   (288)     (1,268)    (1,635)       (1,235)     (1,760)   (1,300)    (1,844)   (1,098)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                     $315      $1,798     $2,577        $1,856      $2,769    $1,984     $2,963    $1,479
====================================================================================================================================

Net income per share - basic                  $0.09      $0.51       $0.70         $0.54       $0.75     $0.57      $0.80     $0.42
Net income per share - diluted                $0.08      $0.48       $0.67         $0.50       $0.72     $0.53      $0.75     $0.40
EXCLUDING MERGER RELATED COSTS, NET OF TAX:
Net income per share - basic (1)              $0.69      $0.51       $0.70         $0.54       $0.75     $0.57      $0.80     $0.42
Net income per share - diluted (1)            $0.64      $0.48       $0.67         $0.50       $0.72     $0.53      $0.75     $0.40
====================================================================================================================================

(1) Excludes $3.4 million of merger related costs and $1.3 million of related tax benefits for the quarter ended March 31, 2000 and $487 of merger related costs and $178 of related tax benefits for the quarter ended December 31, 1999.

The Company reported net income of $3.0 million for the quarter ended December 31, 2000, compared with net income of $1.5 million for the fourth quarter of 1999. The results for the fourth quarter of 2000 as compared to the same quarter a year ago reflect an increase in volume of earning assets ($612 million in 2000 compared to $527 million in 1999). The loan and lease loss provision decreased from $545 in 1999 to $200 in 2000, mainly due to a provision in 1999 by Saratoga for a specific non-performing loan. Other expenses decreased $176 in 2000, primarily as a result of merger related costs of $487 relating to the acquisition of Saratoga incurred in the fourth quarter of 1999 as offset by increased salary and benefit costs in 2000.

FINANCIAL CONDITION AND EARNING ASSETS

     Federal Funds Sold and Money Market Investments

Federal funds sold and money market investments were $45.7 million at December 31, 2000 as compared to $12.7 million at December 31, 1999. This increase is mainly due to an increase in short-term deposits, which were invested in short-term money market securities.

The average balance of money market investments, which include federal funds sold and liquid money market investments, was $36.7 million in 2000 and $30.2 million in 1999. These balances represented 6.8% of average deposits for 2000 and 1999. They are maintained primarily for the short-term liquidity needs of the Bank. See "Capital and Liquidity."

     Securities

The following table shows the book value composition of the securities portfolio at December 31, 2000, 1999 and 1998. At December 31, 2000, there were no issuers of securities for which the aggregate book value of securities of such issuer held by the Bank exceeded 10% of the Company's shareholders' equity, except for investment securities with the fair value of $21.4 million ($21.2 million cost basis) issued by the Federal Home Loan Bank and $8.5 million ($8.5 million cost basis) issued by the Federal National Mortgage Association.


INVESTMENT SECURITIES COMPOSITION
 (dollars in thousands)
                                                    2000            1999            1998
-----------------------------------------------------------------------------------------------
Investment securities available for sale:
  U. S. Treasury                                   $1,527          $2,499          $3,077
  U. S. Government Agencies                        33,649          36,613          25,687
  Mortgage Backed                                  57,567          37,996           3,965
  State and municipal                               5,313           -----           -----
  Trust Preferred                                   8,475           6,583           -----
  Asset Backed                                      3,629           1,978           -----
  Mutual funds                                      -----           5,209           2,487
-----------------------------------------------------------------------------------------------
    INVESTMENT SECURITIES AVAILABLE FOR SALE      110,160          90,878          35,216
-----------------------------------------------------------------------------------------------
Investment securities held to maturity:
  U. S. Treasury                                    -----           -----           1,000
  U. S. Government Agencies                           500             499           3,496
  State and municipal                              16,395          17,828           4,213
  Mortgage Backed                                   -----             657           1,927
  Other                                             1,732           3,212             537
-----------------------------------------------------------------------------------------------
    INVESTMENT SECURITIES HELD TO MATURITY         18,627          22,196          11,173
-----------------------------------------------------------------------------------------------
  TOTAL                                          $128,787        $113,074         $46,389
===============================================================================================

Investment securities classified as available for sale are acquired without the intent to hold until maturity. At December 31, 2000, the Bank's weighted average maturity of the available for sale investment portfolio was 3.98 years. It is estimated that for each 1.0% change in interest rates, the value of the Company's securities available for sale will change by approximately 2.9%.

Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the consolidated balance sheets. Realized gains and losses are reported in the consolidated statement of income. The pre-tax unrealized gain on securities available for sale as of December 31, 2000 was $1.2 million. This compares to a pre-tax unrealized loss of $2.2 million as of December 31, 1999. The change in the pre-tax unrealized gain or loss is directly attributable to the decrease in interest rates during late 2000. Changes in interest rates have an inverse effect on the value of securities for which the interest rate is fixed.

Investment securities classified as held to maturity include those securities which the Company has the ability and intent to hold to maturity. The Company's policy is to generally acquire "A" rated or better U.S., state and municipal securities. The specific issues are monitored for changes in financial condition. Appropriate action would be taken if significant deterioration was noted.

The pre-tax unrealized gain on investment securities held to maturity was $19 as of December 31, 2000 as compared to a $1.5 million pre-tax unrealized loss as of December 31, 1999. The change in the pre-tax unrealized gain or loss resulted from the decrease in interest rates in late 2000. The Bank's weighted average maturity of the held to maturity investment portfolio as of December 31, 2000 was approximately 11.6 years. It is estimated that for each 1.0% change in interest rates, the value of the Company's securities held to maturity will change by approximately 5.9%. This volatility decreases as the average maturity shortens. Since it is the intention of management to hold these securities to maturity, the unrealized losses will be realized over the life of the securities as above-market interest income is recognized.

Mortgage-backed securities ("MBS") are considered to have increased risks associated with them because of the timing of principal repayments. As interest rates decrease, the average maturity of mortgages underlying MBS tend to decline; as rates increase, maturities tend to lengthen. At December 31, 2000, the Company had the following securities which were mortgage-backed or related securities:

MORTGAGE BACKED AND RELATED SECURITIES
December 31, 2000


PAGE>
                                                                         FAIR
(dollars in thousands)                                    COST           VALUE
-------------------------------------------------------------------------------
Federal Home Loan Mortgage Corp.    (U.S. Agency)         $2,975         $3,624
Federal National Mortgage Association    (U.S. Agency)    18,915         19,004
Government National Mortgage Association (U.S. Agency)       705            710
Collateralized mortgage obligations                       33,525         34,229
                                                         ----------------------
                                                         ----------------------
  Total                                                  $56,120        $57,567
                                                         ======================

LOAN AND LEASE PORTFOLIO

The following table shows the Company's consolidated loans and leases by type of loan or borrower and their percentage distribution for the five years ended December 31:

LOAN AND LEASE PORTFOLIO
(dollars in thousands)
                                     2000               1999               1998               1997               1996
-----------------------------------------------------------------------------------------------------------------------------
Commercial and other                  $140,108           $123,873           $110,604           $115,311            $96,533
SBA                                     53,371             49,949             37,019             39,409             32,968
Leasing                                 37,450             20,837              5,618              3,215              2,160
Factoring and asset-based               13,476              9,901              7,393              4,915              4,397
Real estate construction                54,667             48,410             51,963             26,763             24,700
Real estate term                       147,110            139,103            113,461             93,503             81,040
Consumer                                18,262             12,448             10,839             10,590             10,483
Unearned fee income                     (1,130)            (1,203)              (954)              (969)              (992)
-----------------------------------------------------------------------------------------------------------------------------
  TOTAL LOAN AND LEASE PORTFOLIO      $463,314           $403,318           $335,943           $292,737           $251,289
=============================================================================================================================

Commercial and other                    30.2%              30.7%              32.9%               39.4%             38.4%
SBA                                     11.5               12.4               11.0                13.5              13.1
Leasing                                  8.1                5.2                1.7                 1.1               0.9
Factoring and asset-based                2.9                2.4                2.2                 1.8               1.8
Real estate construction                11.8               12.0               15.5                 9.1               9.8
Real estate term                        31.8               34.5               33.8                31.9              32.2
Consumer                                 3.9                3.1                3.2                 3.6               4.2
Unearned fee income                     (0.2)              (0.3)              (0.3)               (0.3)             (0.4)
-----------------------------------------------------------------------------------------------------------------------------
  Total loan and lease portfolio       100.0%             100.0%             100.0%              100.0%            100.0%
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

The commercial loan portfolio (approximately 30% of the loan portfolio) primarily consists of loans to small- to medium-sized businesses with gross revenues up to $50 million, as well as loans to local professional businesspersons. Commercial and other loans include loans to real estate developers for short-term investment purposes (totaling approximately $16.6 million), loans for real estate investment purposes made to non-developers (totaling approximately $2.7 million) and mortgage warehouse loans (totaling approximately $1.8 million). No particular industry represents a significant portion of such loans, other then the above noted real estate related loans.

The Bank as a Preferred Lender originates SBA loans and participates in the SBA 7A and 504 SBA lending programs. Under the 7A program, a loan is made for commercial or real estate purposes. The SBA guarantees these loans and the guarantee may range from 70% to 90% of the total loan. In addition, the loan could be collateralized by a deed of trust on real estate. Because of the nature of the loan and the SBA guarantee, the Bank does not consider this exposure as real estate. It is the Bank's policy to retain ownership of both the guaranteed and unguaranteed portions of these loans in its outstanding loans rather then to sell the guaranteed portion.

Under the 504 program, the Bank lends directly to the borrower and takes a first deed of trust to the subject property. In addition the SBA through a Community Development Corporation makes an additional loan to the borrower and takes a deed of trust subject to the Bank's position. The Bank's position in relation to the real estate "piggy back" loans can range from 50% to 70% loan to value.

SBA loans can be summarized as follows as of December 31, 2000:

           SBA 7A program (with SBA guarantee):
                      Commercial purposes (no real estate)  $22,065
                      Real estate related                    24,652
           SBA 504 program, real estate piggyback loans       6,654
                                                           --------
                      Total SBA loans                       $53,371
                                                           ========


The leasing portfolio consists of financing type leases made to small- and medium-sized businesses. The average lease is approximately $237. Approximately 56% of the leasing portfolio is located in the State of California, 10% is located in Nevada and 7% is located in Texas; no other state has greater than 7% of the leasing portfolio. Computer equipment (including computer hardware, software, network, servers and storage systems) represents approximately 32% of the leasing portfolio, office furniture and equipment (including phone systems) account for approximately 13%, printing and graphic arts equipment account for 11%, and industrial equipment represents approximately 9%. No other sector represents more than 5% of the leasing portfolio.

Factoring and asset-based lending represents purchased accounts receivable (factoring) and a structured accounts receivable lending program where the Bank receives specific payment for client invoices. Under the factoring program, the Bank purchases accounts receivable invoices from clients and then receives payment directly from the party obligated for the receivable. In most cases, the Bank's Financial Services Division purchases the receivables subject to recourse from the Bank's factoring client. The asset-based lending program requires a security interest in all of a client's accounts receivable. Specific verifications are performed on some or all of the receivables and the account debtor. Normally payments made by mail are directed to a Bank controlled lock box. This business and related purchasing of accounts receivable is subject to a greater degree of risk than normal lending due to the involvement of the third party obligee, the lack of control over the direct receipt of payment, and the potential purchase of fraudulent or inflated receivables. To date, there have been no significant losses relating to the Bank's factoring or asset-based lending programs.

The real estate construction portfolio consists of 30% residential and 70% commercial loans. The most significant types of commercial construction include: industrial and warehouse space, hotels/motels, and golf courses. Approximately 86% of the commercial construction will be either occupied or managed by the owner. Such loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to incurred costs, sales price and sales cycle. The weighted average loan to value of all real estate construction loans is estimated to be 57% based on the latest appraisal data available to the Bank.

The real estate term loans include term loans (up to a twenty-five year maturity) on income-producing or owner occupied commercial properties totaling $139.7 million and land development loans totaling $7.4 million. Approximately 41% of these properties are owner occupied. The most significant types of commercial properties include: industrial and warehouse space, office buildings, retail and retail strip centers, and hotels/motels. The average loan to value of all real estate term loans and land development loans is estimated to be 60% based on the latest appraisal data available to the Bank.

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

Approximately 55% of the loan and lease portfolio is directly related to real estate or real estate interests. This amount includes real estate construction loans, real estate term loans, real estate related loans included in the commercial loan portfolio, SBA real estate piggyback loans, and prime equity loans (included in consumer loans in the amount of $8.1 million).

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

MAXIMUM LOAN TO VALUE RATIOS

----------------------------------------------------------------------
                                                        MAXIMUM LTV

     CATEGORY OF REAL ESTATE COLLATERAL                    RATIO

----------------------------------------------------- ----------------
Raw land                                                     50%
Land Development                                             60
Construction:
  1-4 Single family residence,
    Owner occupied                                           80
    Speculative development                                  80
  Other                                                      80
Term  loans  (construction   take-out    and
commercial)                                                  75
Other improved property                                      75
Prime equity loans                                           80

The Company's loan and lease policy provides that any term loans on income-producing properties must have a minimum debt service coverage of at least 1.25 to 1 for non-owner occupied property and at least 1.15 to 1 for owner occupied.

During 2000 the Bank increased the maximum loan to value ratio for speculative construction loans from 75% to 80%. This was done to allow the Bank to be more competitive in its marketplace. In addition, the Bank generally requires that the developer have 10% to 25% of the total project costs paid by them in cash. Over 90% of all construction loans to date have required at least 20% of the total project costs paid in cash. Since this change of policy, no loan has been made with a loan to value in excess of 75%.

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

     ACTIVITY

Total loans and leases were $463 million and averaged $421 million as of and for the year ended December 31, 2000. Total loans and leases were $403 million and averaged $366 million as of and for the year ended December 31, 1999. The increase in total loans and leases of $60 million during 2000 represented growth from all sectors of the Bank's portfolio. The largest growth was centered in the Commercial and other category, which grew $16 million or 13%. The growth was not centered in any specific industry or sector and the Bank continues to enjoy a diversified commercial loan portfolio. The leasing portfolio has continued to expand since the acquisition of Epic in 1998, growing $17 million in 2000 as marketing efforts and diversification expanded. Real estate construction loans grew $6.3 million or approximately 13% in 2000. The major source of the growth relating to construction was in the commercial area. The demand for construction in the Bank's market area continued to be strong in 2000. Demand in the housing and commercial markets was fueled by the growth in the high technology sector throughout much of 2000. Real estate term loans increased by $8 million in 2000 mainly as a result of the Bank providing term funding for several of its completed construction projects, as well as the continued development of new business.

In addition, the Bank experienced growth in SBA loans ($4 million) and factoring/asset-based lending ($3 million) in 2000. Growth in these areas was also mainly due to business development efforts.

Late in 2000, the expansion of the Bank's market area, specifically Silicon Valley and the high technology sector, was impacted by the negative reaction of the financial markets to the Internet industry and the slow-down of earnings growth of the large technology companies. There has also been a slow-down in venture capital fundings; the future of such fundings is unclear at this time. If venture capital fundings are significantly curtailed during 2001, the Bay Area and the Silicon Valley could be negatively impacted. In addition, the State of California is in the midst of an energy crisis, where the ability of the major utilities to provide and deliver adequate resources to their users has been threatened. These changes could result in layoffs and restructurings. It is not clear at this time what impact this will have on the overall economy and specifically the growth and quality of the Bank's loan portfolio in the future.

Total loans and leases were $336 million and averaged $302 million as of and for the year ended December 31, 1998. The increase in total loans and leases of $67 million during 1999 represented growth from all sectors of the Bank's portfolio, except real estate construction. Real estate term loans increased by $26 million as a result of the lower interest rate environment during the first and second quarters of 1999, which fueled the demand for refinancing. The Bank continued to provide term funding for several of its completed construction projects, as well as the continued development of new business. In addition the Bank experienced growth in commercial ($13 million), SBA ($13 million), leasing ($15 million), and factoring/asset-based lending ($3 million) in 1999. Growth in all these areas was mainly due to the generally positive economic conditions of Silicon Valley and rapid expansion of the technology sector in 1999. Real estate construction loans declined by $3.6 million in 1999. The decrease in real estate construction was due to a change in the mix of business done by Saratoga
National Bank prior to the merger with SJNB on January 5, 2000. During 1999 Saratoga National Bank began to focus on larger real estate projects where they sold off (participated) a majority of the loan balance. Although activity increased, the amount outstanding actually declined by approximately $12 million. The net remaining increase of $8 million related to SJNB's focus on its market area's expanding real estate environment during 1999.

Asset Quality

     ALLOWANCE FOR LOAN AND LEASE LOSSES

A consequence of lending activities is the potential for loss. The amount of such losses will vary from time to time depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions, rising interest rates and the financial experience of borrowers. The allowance for loan and lease losses, which provides for the risk of losses inherent in the credit extension process, is increased by the provision for loan and lease losses charged to expense and decreased by the amount of charge-offs net of recoveries. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan and lease portfolio. Similarly, the adequacy of the allowance for loan and lease losses and the level of the related provision for loan and lease losses is determined on a judgmental basis by management based on consideration of:

o  Economic conditions,
o  Borrowers' financial condition,
o  Loan and lease impairment,
o  Evaluation of industry trends,
o  Historic losses, migrations and delinquency trends,
o  Industry and other concentrations,
o Loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management,
o  Continuing evaluation of the performing loan portfolio,
o Monthly review and evaluation of problem loans and leases identified as having loss potential,
o  Quarterly review by the Board of Directors,
o  Off balance sheet risks, and
o  Assessments by regulators and other third parties.

In addition to the internal assessment of the loan and lease portfolio (and off balance sheet credit risk, such as letters of credit, etc.), the Company also retains a consultant who performs credit reviews on a quarterly basis and then provides an assessment of the adequacy of the allowance for loan and lease losses. The federal banking regulators also conduct examinations of the loan and lease portfolio periodically.

The Company utilizes a method of assigning a minimum and maximum loss ratio for each grade of loan or lease within each category of loans (commercial, real estate term, real estate construction, etc.). Loans and leases are graded on a ranking system based on management's assessment of the loan's or lease's credit quality. The assigned loss ratio is based upon many factors, including prevailing economic conditions, historical loss experience as well as other factors. In addition, the Company's methodology considers (and assigns a risk factor for) current economic conditions, off balance sheet risk and concentrations of credit. The methodology provides a systematic approach for the measurement of the possible existence of future loan and lease losses. Management and the Board of Directors evaluate the allowance and determine its appropriate level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans and leases and exposure to potential losses. Based on known information available to it at the date of this Report, management believes that the Company's allowance for loan and lease losses, determined as described above, was adequate at December 31, 2000 for foreseeable losses.

The allowance for loan and lease losses is a general reserve available against the total loan and lease portfolio and off balance sheet credit exposure. While management uses available information to recognize losses on loans or leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

Finally,  there is  uncertainty  concerning  future  economic  trends.  As noted
elsewhere in this Report, the events occurring at the end of 2000 and the beginning of 2001, such as the national equity market correction, disappointing earnings announcements, negative economic fundamentals, the California energy crisis, and the corrective action taken by the FOMC by reducing interest rates by 100 basis points, has caused greater uncertainty. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for loan and lease losses in future periods. See "Item 7A:
Quantitative and Qualitative Disclosures About Market Risk" herein, for additional information regarding changes in interest rates.

The following table summarizes the activity in the allowance for loan and lease losses for the five years ended December 31, 2000:




ALLOWANCE FOR LOAN AND LEASE LOSSES
(dollars in thousands)
                                                                         2000         1999         1998        1997       1996
----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the year                                          $6,412        $5,494       $5,071       $4,633     $4,623
----------------------------------------------------------------------------------------------------------------------------------
Chargeoffs by category:
  Commercial and other                                                   -----           108          234          271        243
  SBA                                                                       18            18        -----           37         22
  Factoring and asset-based                                              -----         -----        -----            1         83
  Real estate construction                                                 376         -----        -----        -----      -----
  Real estate term                                                       -----             4        -----           32         69
  Consumer                                                                  17            35           65           62         60
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL CHARGEOFFS                                                       411           165          299          403        477
----------------------------------------------------------------------------------------------------------------------------------
Recoveries by category:
  Commercial and other                                                     135           150          159          123        216
  SBA                                                                       13             5           58            5         39
  Factoring and asset-based                                              -----         -----        -----            6         35
  Real estate construction                                                 379             4        -----        -----      -----
  Real estate term                                                       -----             4        -----        -----          1
  Consumer                                                                 140            59           69            2        106
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL RECOVERIES                                                       667           222          286          136        397
----------------------------------------------------------------------------------------------------------------------------------
NET (RECOVERIES) CHARGEOFFS                                               (256)          (57)          13          267         80
----------------------------------------------------------------------------------------------------------------------------------
PROVISION CHARGED TO EXPENSE                                               725           861          436          705         40
Allowance relating to acquired businesses                                -----         -----        -----        -----         50
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF THE YEAR                                                $7,393        $6,412       $5,494       $5,071     $4,633
==================================================================================================================================

RATIOS:
Net (recoveries) chargeoffs to average loans and leases                  (.06%)        (.02%)        .00%         .10%       .04%
Allowance to total loans and leases at the end of the year               1.60          1.59         1.64         1.74       1.84
Allowance to nonperforming loans and leases at end of the year       1,621           296        2,280          647        849
====================================================================================================================================

During 2000, the Bank wrote off $411 in loans and had recoveries of $667 for a total of $256 in net recoveries. Net recoveries were $57 during 1999 and net chargeoffs were $13 in 1998.

The allowance for loan and lease losses as a percentage of total loans and leases was 1.60%, 1.59%, and 1.64% at December 31, 2000, 1999 and 1998,
respectively. The allowance for loan and lease losses as a percentage of nonperforming loans was approximately 1,621%, 296% and 2,280% at December 31, 2000, 1999 and 1998, respectively. Nonperforming loans and leases were $456, $2.2 million and $241 at December 31, 2000, 1999 and 1998, respectively. See "Nonperforming Loans and Leases" below.

Based on an evaluation of individual credits, historical credit loss experienced by loan or lease type and economic conditions, management has allocated the allowance for loan and lease losses as follows for the past five years ended December 31:


ALLOCATION OF THE ALLOWANCE FOR LOAN OR LEASE LOSSES
(dollars in thousands)
                                                           Amount of allowance allocation
--------------------------------------------------------------------------------------------------------------------
                                    2000               1999            1998             1997             1996
--------------------------------------------------------------------------------------------------------------------
  Commercial and other             $2,549              $2,209          $2,066           $1,519           $1,401
  SBA                               1,258               1,051           1,064            1,079              840
  Leasing                             820                 455              90             ----             ----
  Factoring and asset-based           457                 320             197              206              159
  Real estate construction            556                 970             570              297              293
  Real estate term                  1,433               1,044             933            1,042            1,050
  Consumer                            320                 245             239              167              139
  Unallocated                        ----                 118             335              761              751
--------------------------------------------------------------------------------------------------------------------
    TOTAL                          $7,393              $6,412          $5,494           $5,071           $4,633
====================================================================================================================

                                                 Percent of loans and leases in each category
                                                          to total loans and leases
--------------------------------------------------------------------------------------------------------------------
                                    2000               1999            1998             1997             1996
--------------------------------------------------------------------------------------------------------------------
  Commercial and other               30.0%                 30.4%           32.6%            39.1%            38.0%
  SBA                                11.5                  12.4            11.0             13.5             13.1
  Leasing                             8.1                   5.2             1.7              1.1              0.9
  Factoring and asset-based           2.9                   2.4             2.2              1.7              1.8
  Real estate construction           11.8                  12.0            15.5              9.1              9.8
  Real estate term                   31.8                  34.5            33.8             31.9             32.2
  Consumer                            3.9                   3.1             3.2              3.6              4.2
--------------------------------------------------------------------------------------------------------------------
    Total                           100.0%                100.0%          100.0%           100.0%           100.0%
====================================================================================================================

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

     NONPERFORMING LOANS AND LEASES

Loans for which the accrual of interest has been suspended, restructured loans and other loans with principal or interest contractually past due 90 days or more are set forth in the following table as of December 31 of each year:


NONPERFORMING LOANS AND LEASES
 (dollars in thousands)
                                                                          2000        1999        1998       1997       1996
--------------------------------------------------------------------------------------------------------------------------------
Loans and leases accounted for on a non-accrual basis                       $421       $1,395       $197       $720       $457
Loans and leases restructured and in compliance with modified terms         ----         ----         44         63         89
Other loans and leases with principal or interest contractually past
  due 90 days or more                                                         35          769       ----          1       ----
--------------------------------------------------------------------------------------------------------------------------------
    TOTAL                                                                   $456       $2,164       $241       $784       $546
====================================================================================================================================

Total nonperforming loans of $456 in 2000 consisted of four individual loans, none of which were considered significant. Total nonperforming loans of $2.2 million in 1999 included a single customer with aggregate borrowings of $1.1 million with the remaining loans not considered significant.

Management identifies potential nonperforming loans and leases as part of its ongoing evaluation and review of the loan and lease portfolio. On February 16, 2001, a commercial loan and related leases in the aggregate amount of $1.7 million secured by accounts receivable, operating equipment and other assets were classified as nonperforming and were put on non-accrual status. Based on such reviews and information known to management at the date of this Report, management has not identified any further SJNB loans or leases (other than those in the above table and mentioned above) about which it has serious doubts regarding the borrowers' ability to comply with present loan repayment terms, such that the loans or leases might subsequently be classified as nonperforming. The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal or when the payment of principal or interest is ninety days past due, unless the amount is well-secured and in the process of collection.

     OTHER REAL ESTATE OWNED

At December 31, 2000 and 1999 there were no properties owned by the Bank acquired through the foreclosure process.

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

As of December 31, 2000, the Company had undisbursed loan commitments to extend credit as follows:

UNDISBURSED LOAN COMMITMENTS
(dollars in thousands)
Loan Category                                                       Amount
--------------------------------------------------------------------------------
Commercial and other                                                $138,196
SBA                                                                    1,462
Real estate construction                                              47,133
Real estate term                                                       1,111
Consumer                                                              13,348
--------------------------------------------------------------------------------
    Total                                                           $201,250
================================================================================

In addition, there was approximately $13 million available for commitments under unused letters of credit as of December 31, 2000.

FUNDING

Deposits represent SJNB's principal source of funds. Most of the Bank's deposits are obtained from professionals, small- to medium-sized businesses and individuals within the Bank's market area. SJNB's deposit base consists of non interest and interest-bearing demand deposits, savings and money market accounts and certificates of deposit. The following table summarizes the composition of deposits as of December 31, 2000, 1999 and 1998:


DEPOSIT CATEGORIES
 (dollars in thousands)
                                        2000                             1999                              1998
------------------------------------------------------------------------------------------------------------------------------
                                             Percentage                       Percentage                       Percentage
                               Total          of Total          Total          of Total          Total          of Total
                               Amount         Deposits          Amount         Deposits          Amount         Deposits
------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand      $130,130         22.23%           $94,687          19.99%          $98,422          24.25%
Interest-bearing demand           78,539         13.42             78,523          16.58            73,834          18.19
Money market and savings         187,794         32.08            140,871          29.73           105,009          25.87
Certificates of deposit:
  Less than $100                  54,175          9.26             54,172          11.43            45,272          11.16
  $100 or more                   134,705         23.01            105,480          22.27            83,320          20.53
------------------------------------------------------------------------------------------------------------------------------
    Total                       $585,343        100.00%          $473,733         100.00%         $405,857         100.00%
==============================================================================================================================

Deposits increased 24% to $585 million at December 31, 2000 from $474 million at December 31, 1999. Deposits increased 17% at December 31, 1999 from $406 million at December 31, 1998. Several specific customers' unusually large short-term deposits amounting to approximately $37 million impacted the increase in deposits from 1999 to 2000. Excluding this unusual flow of funds, the growth in deposits from 1999 to 2000 would have been 16%. These increases are due to a combination of factors, including the development of customers with significant cash balances, utilization of sophisticated cash management systems and aggressive pricing of interest rates.

The Bank has been able to attract a significant proportion of its deposits in the form of noninterest-bearing deposits. The Bank's primary business is commercially oriented with significant noninterest-bearing deposits maintained by commercial customers. In the current economic environment, these funds could be subject to disintermediation (moved for higher interest rate products). To counter such possibilities, the Bank maintains an array of products which it believes would be competitive if such were to occur. In addition, in illiquid economic times (possibly recessions) these deposits could be subject to withdrawal pressures. See "Capital and Liquidity - Liquidity" for a discussion of the Bank's liquidity sources.

The Bank also raises a substantial amount of funds through certificates of deposit of $100 or greater, which were approximately 23% of total deposits at December 31, 2000. These deposits are usually at interest rates greater than other types of deposits and are more sensitive to interest rate changes. Historically, the Bank's overall cost of funds has been less than that of its peer group. However, as these certificates of deposit are usually more interest rate sensitive, their repricing in an increasing interest rate environment could increase the Bank's cost of funds and negatively impact the Bank's net interest margin. See "Capital and Liquidity."

On December 4, 1998 the Bank obtained $10 million through the placement of a ten-year synthetic floating rate certificate of deposit. The instrument consists of two linked transactions, a callable interest rate swap and callable fixed rate certificate of deposit. Under the swap agreement, the Bank pays LIBOR plus five basis points and receives 6% for a period of ten years. The swap is currently callable by a major U.S. domestic bank. Simultaneously, the Bank issued a callable 6% fixed rate certificate of deposit. The certificate of deposit does not have any early redemption clauses, other than by death of the holder. Effectively, the Bank's rate of interest on the combined transaction is LIBOR plus five basis points.

The Bank utilizes short-term borrowings in its balance sheet management. The short-term borrowings (securities sold under agreements to repurchase) are used for short-term liquidity needs. During 2000, the average cost of the borrowings was 6.65%, the average amount outstanding was $7.4 million and the maximum at any month end was $15.6 million.

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

The Company's balance sheet position at December 31, 2000 was slightly asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts (although the table below reflects liability sensitivity, see commentary beneath the table). This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates and positively impacted by an increase in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. See "Financial Review - Net Interest Income and Margin."

The following table quantifies the Company's interest rate exposure at December 31, 2000 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others.

DISTRIBUTION OF REPRICING OPPORTUNITIES
(dollars in thousands)
                                                                    After three    After six    After one
                                                        Within       months but   months but     year but       After
                                                        three        within six   within one      within         five
                                                        months         months        year       five years      years         Total
--------------------------------------------------------------------- --------------------------------------------------------------
Federal funds sold and money market investments         $45,715          ----          ----         ----          ----       $45,715
Investment securities-held to maturity-taxable             ----          $500          ----         ----        $1,732         2,232
Investment securities-held to maturity-non-taxable         ----          ----          $415       $1,542        14,438        16,395
Securities available for sale-taxable                     4,609         2,670         7,759       71,174        23,276       109,488
Securities available for sale-non-taxable                  ----          ----         -----        -----           672           672
Loans                                                   324,167        15,573        30,445       71,411        21,718       463,314
------------------------------------------------------------------------------------------------------------------------------------
 TOTAL EARNING ASSETS                                   374,491        18,743        38,619      144,127        61,836       637,816
------------------------------------------------------------------------------------------------------------------------------------
Interest checking, money market
  and savings                                           266,334          ----          ----         ----          ----       266,334
Certificates of deposit:
 Less than $100                                          18,870         8,751         9,568       16,566           419        54,174
  $100 or more                                           80,704        28,871        16,338        8,247           545       134,705
Repurchase agreements                                      ----          ----         9,645         ----          ----         9,645
Other borrowings                                          4,116            26         7,667        4,863         5,722        22,394
------------------------------------------------------------------------------------------------------------------------------------
 TOTAL INTEREST-BEARING LIABILITIES                     370,024        37,648        43,218       29,676         6,686       487,252
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE GAP                                        $4,467      $(18,905)      $(4,599)    $114,451       $55,150      $150,564
====================================================================================================================================
CUMULATIVE INTEREST RATE GAP                             $4,467      $(14,438)     $(19,037)     $95,414      $150,564
=========================================================================================================================
Interest rate gap ratio                                    1.01          0.50          0.89         4.86          9.25
=========================================================================================================================
CUMULATIVE INTEREST RATE GAP RATIO                         1.01          0.96          0.96         1.20          1.31
=========================================================================================================================

In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Further, certain earning assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In considering such shortcomings, the above table would reflect a slightly asset-sensitive position. The Company considers the anticipated effects of these various factors when implementing its interest rate risk management activities, including the utilization of certain interest rate hedges.

A large proportion of the Bank's deposits are non interest-bearing demand deposits and are not included in the above table as they tend not to be interest rate sensitive. The average balance of these deposits was $116 million in 2000. In addition, the Bank's total tangible capital of approximately $61 million in 2000 is not included as a funding source in the above table. Lastly, the table includes the repricing of the Bank's non-maturity deposits (interest-bearing demand, money market and savings accounts) as repricing immediately. These accounts are not subject to any specific interest rate adjustment formulas and are adjusted by management based upon the competitive environment and the Bank's liquidity and asset/liability positions. Taking these factors into consideration could alter the above ratios significantly.

The maturities and yields of the investment portfolio at December 31, 2000 are shown below:


MATURITY AND YIELDS OF INVESTMENT SECURITIES
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Maturity
                                           -----------------------------------------------------------------------------------------
                                                                       After one year         After five years
                                             Within one year       within five years        within ten years      After ten years
                                  Carrying   ---------------------------------------------------------------------------------------
                                  Value      Amount      Yield       Amount       Yield      Amount       Yield     Amount     Yield
------------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                   $1,527       ----      ----         $1,527      6.25%         ----     ----          ----   ----
  U. S. Government Agencies        33,649       ----      ----         30,687      6.36        $2,962      6.13%        ----   ----
  Mortgage backed (1)              57,567     $7,877       6.71%       29,214      6.35         9,502      6.56      $10,974   6.85%
  State and municipal (2)           5,313       ----      ----          4,116      6.99          ----     ----         1,197   7.34
  Trust preferred                   8,475      2,029       7.00          ----     ----           ----     ----         6,446   7.91
  Asset-backed                      3,629      2,377       6.38         1,252      7.43          ----     ----          ----   ----
-------------------------------------------------------           -------------            -------------          ------------
    TOTAL                         110,160     12,283                   66,796                  12,464                 18,617
-------------------------------------------------------           -------------            -------------          ------------
Securities held to maturity:
  U. S. Government Agencies           500        500       6.78          ----     ----           ----     ----          ----   ----
  State and municipal (2)          16,395        415       7.96         2,067      7.52         1,483      7.70       12,430   7.92
  Other                             1,732       ----      ----           ----     ----           ----     ----         1,732   6.00
-------------------------------------------------------           -------------            -------------          ------------
    TOTAL                          18,627        915                    2,067                   1,483                 14,162
-------------------------------------------------------           -------------            -------------          ------------
  TOTAL                          $128,787    $13,198       6.73%      $68,863      6.45%      $13,947      6.59%     $32,779   7.44%
====================================================================================================================================

(1) Maturities of mortgage backed securities are based upon dealer prepayment projections.

(2) State and municipal securities are adjusted to a fully taxable equivalent basis using the federal statutory rate.

The following table shows the maturity and interest rate sensitivity of commercial, SBA, real estate construction and real estate term loans at December 31, 2000. Approximately 77% of the commercial and real estate loan portfolio is priced with floating interest rates, which limit the exposure to interest rate risk on long-term loans.


COMMERCIAL AND REAL ESTATE LOAN MATURITIES AND INTEREST RATE SENSITIVITY

                                                           Balances maturing            Interest Rate Sensitivity
-----------------------------------------------------------------------------------------------------------------------
                                                                                        Predeter-
                             Balances at                     One                          mined         Floating
                            December 31,     One year      year to          Over        interest        interest
                                2000          or less    five years      five years       rates           rates
-----------------------------------------------------------------------------------------------------------------------
Commercial and other          $140,108        $94,865      $36,425          $8,818       $27,210        $112,899
SBA                             53,371          2,786       10,343          40,242         2,090          51,281
Real estate construction        54,667         49,467          227           4,972         8,093          46,574
Real estate-other              147,110         14,907       44,951          87,252        55,401          91,709

The above table does not take into account the possibility that a loan may be renewed at the time of maturity. In most circumstances, the Company treats a renewal request in substantially the same manner in which it considers the request for an initial extension of credit. The Company does not have a policy to automatically renew loans.

CAPITAL AND LIQUIDITY

     Capital

The Company's book value per share was $16.97, $14.81 and $14.13 as of December 31, 2000, 1999 and 1998, respectively. Tangible book value per share, adjusted for goodwill and core deposit intangibles was $16.18, $13.81 and $13.01 at December 31, 2000, 1999 and 1998, respectively. Shareholders' equity was $64 million, $53 million and $51 million as of December 31, 2000, 1999 and 1998, respectively. Tangible shareholders' equity was $61 million, $50 million and $47 million as of December 31, 2000, 1999 and 1998, respectively. During 2000 the Company did not repurchase any shares of its Common Stock. During 1999 and 1998 the Company repurchased 151 shares of its Common Stock for $3.9 million and 103 shares of its Common Stock for $3.7 million, respectively. See Notes to Consolidated Financial Statements and "Business - Supervision and Regulation" for a discussion of the Company's capital requirements.

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

The Bank's sources of liquidity consist of its deposits with other banks, overnight funds sold to correspondent banks and short-term, marketable investments net of short-term borrowings. On December 31, 2000, consolidated liquid assets totaled $110 million or 16% of consolidated total assets, as compared to $86 million or 15% of consolidated total assets on December 31, 1999. In addition to the liquid asset portfolio, as of December 31, 2000 SJNB also had $22 million in informal lines of credit available with three major commercial banks, approximately $7.0 million of credit available at the Federal Reserve Discount Window, a repurchase agreement for up to $24 million in additional borrowings and $26 million in SBA guaranteed loans which are available for sale and could likely be sold within a 30-day period.

SJNB is primarily a business and professional bank and, as such, its deposit base is more susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. In their normal course of business, commercial clients maintain balances in large certificates of deposit. The stability of these balances hinges upon, among other factors, market conditions and each business' seasonality. Large certificates of deposit ($100 or more) amounted to 23% of total deposits on December 31, 2000 and 22% on December 31, 1999.

Liquidity is also affected by investment securities and loan and lease maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan and lease portfolio consists primarily of floating rate, short-term loans. On December 31, 2000, approximately 26% of total consolidated assets had maturities less than one year and 70% of total consolidated loans and leases had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan and lease portfolio, and loan agreements which generally require monthly interest payments, provide the Company with an additional secondary source of liquidity.

The Company's liquidity is maintained by cash flows stemming from dividends and management fees from the Bank and the exercise of stock options issued to the Bank's employees and directors. The amount of dividends from the Bank is subject to certain regulatory restrictions as discussed in Note 17 of the Notes to the Consolidated Financial Statements and elsewhere within this Report. Subject to said restrictions, at December 31, 2000, up to $16 million could have been paid to the Company by the Bank without regulatory approval. The Company's parent-only financial statements are presented in Note 16 of the Notes to Consolidated Financial Statements. Dividends of $500 and $5.0 million were paid to the Company by the Bank during 2000 and 1999, respectively.

There are no material commitments for capital expenditures in 2001 or beyond.

EFFECTS OF INFLATION

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank's deposits are represented by noninterest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See "Asset/Liability Management." Another effect of inflation is the upward pressure on the Company's operating expenses. Inflation did not have a material effect on the Bank's operations in 2000, 1999 or 1998.

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

The Company's balance sheet position at December 31, 2000 was slightly asset-sensitive, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest revenues are negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others. See "Financial Review - Net Interest Income and Margin."

Commencing in the third quarter of 1999, the Federal Open Market Committee ("FOMC") began a process of increasing interest rates to offset the possible increase in inflation and to slow down consumer spending. Through July 2000, the FOMC had increased interest rates 175 basis points. For the year ended December 31, 2000, 1999 and 1998, net interest margins on a fully taxable equivalent basis were 5.86%, 5.65% and 5.94%, respectively. The effect of possible interest rate changes is not precisely determinable due to the many factors influencing the Bank's net interest margin, including repricing of deposits, a change in mix of the loan, lease and deposit portfolios and other borrowings, changes in relative volumes, the speed in which fixed rate loans and leases are repriced, discretionary investment activities and other factors.

On January 3, 2001 and on January 31, 2001, the Federal Open Market Committee lowered its target for the interbank borrowing rate (the rate banks borrow and lend to each other) by 50 basis points on each date to 5.5%. This action caused a decrease in SJNB's prime rate from 9.5% to 8.5%. SJNB's balance sheet position at December 31, 2000, as discussed above, was slightly asset-sensitive on a short-term basis, based on the significant amount of variable rate loans at that date, most of which will have immediate reductions in their interest rates. Rates paid on deposits generally will not be readjusted downward as quickly. This position has a short-term detrimental effect during times of interest rate decreases as net interest revenues are negatively impacted by a decline in interest rates. Future rate reductions will likely have a similar impact.

The Federal Reserve's rate reductions were made based on a slowing economy and an attempt to forestall an economic recession. Management believes, however, that the Bank should be able to achieve loan and deposit growth in 2001 similar to its historical rates of growth. As a result of the recent rate reductions, management anticipates the Company's net interest margin in the first quarter of 2001 will be in a range of 5.55% to 5.65% and for the year within a range of approximately 5.59% to 5.69%. Based upon the Company's currently projected growth rates and the anticipated range of the net interest margins for the year, management currently expects the Company's full-year 2001 diluted earnings per share to be between $2.95 and $3.00. As of the date of the Report, current analyst expectations have the Company's diluted earnings per share in the range of $3.04 to $3.05 for the full year.

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

See Note 15 to the Consolidated Financial Statements on page 58 of this Report for a discussion of the methodology and assumptions used in the following table.


INTEREST RATE RISK ANALYSIS
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------------December 31,
                                     Average         Expected Maturity/Principal Repayment December 31,                      1999
                                    Interest                                                               Total     Fair    Fair
                                      Rate      2001      2002      2003      2004     2005   Thereafter  Balance   Value    Value
------------------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:

Fed funds sold and money market
  investments                           6.36%   $45,715      ----      ----     ----     ----      ----   $45,715  $45,730  $12,655
Investments:
   Fixed maturity                       6.24      1,998   $15,395   $18,289   $6,977     $931   $26,110    69,700   69,507   69,708
   Mortgage Backed                      6.90     12,722    14,284    11,318    6,752    4,380     6,664    56,120   57,567   38,666
   Federal Reserve Bank and
       Federal Home Loan Bank stock     6.00       ----      ----      ----     ----     ----     1,732     1,732    1,732    3,212
Loans and leases:
  Fixed rate                            8.38     26,693     5,612     6,091    6,517    2,811    48,201    95,926   95,724   93,985
  Variable rate                        11.11    151,095    21,317    13,258   13,165   23,440    94,186   316,461  325,231  273,151
  Leasing                               9.77     13,120     7,841     9,270    5,977    1,242      ----    37,451   36,799   20,379
  Factoring accounts receivable and
      asset based lending              16.94     13,476      ----      ----     ----     ----      ----    13,476   13,522    9,961
Interest-Sensitive Liabilities:
Deposits:
   Interest-bearing demand              3.11     39,270    11,781    11,781   15,707     ----      ----    78,539   76,597   75,247
   Money market                         4.55    107,211    35,737    35,739     ----     ----      ----   178,687  177,790  130,885
   Savings                              3.00         10     2,729     2,729    1,819    1,820      ----     9,107    8,628    7,905
   Certificates of deposit              5.89    163,102     7,287     5,890   11,637      864       100   188,880  189,519  159,761
Fed funds purchased and
  repurchase agreements                 7.01      9,645      ----      ----     ----     ----      ----     9,645    8,753   10,516
Federal Home Loan Bank advances         6.50     11,723     1,494     1,773    1,596       48     3,692    20,326   21,310   23,592
Other borrowings                        9.74       ----      ----      ----     ----     ----     2,068     2,068    2,156      525
Interest-Sensitive Off balance
sheet
  items:
Unused lines of credit and
  undisbursed loan commitments         11.09       ----      ----      ----     ----     ----      ----   201,250     ----     ----

TEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following section includes the Company's Consolidated Financial Statements:

     Independent Auditors' Report

     Consolidated Balance Sheets - December 31, 2000 and 1999

     Consolidated  Statements  of Income for the Years Ended  December 31, 2000,
        1999 and 1998

     Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998

     Consolidated  Statements  of Cash Flows for the Years  Ended  December  31,
        2000, 1999 and 1998

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SJNB Financial Corp.:

We have audited the accompanying consolidated balance sheets of SJNB Financial Corp. and subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJNB Financial Corp. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

San Francisco, California
January 17, 2001


---------------------------------------------------------------------------------------------------------------------
SJNB FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

(in thousands)
---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                              2000                1999
---------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                              $20,831             $18,938
Interest-bearing deposits in other banks                                                 599               2,042
Federal funds sold                                                                     7,240               7,000
Money market investments                                                              38,475               5,651
Investment securities:
  Available for sale (includes securities subject to repurchase agreements
     Fair value: $10,024 at December 31, 2000 and $13,147 at December 31, 1999)      110,160              90,878

  Held to maturity (Fair value: $18,646 at December 31, 2000
    and $20,708 at December 31,1999)                                                  18,627              22,196
---------------------------------------------------------------------------------------------------------------------
    Total investment securities                                                      128,787             113,074
---------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                     463,314             403,318
Allowance for loan and lease losses                                                   (7,393)             (6,412)
---------------------------------------------------------------------------------------------------------------------
  Loans and leases, net                                                              455,921             396,906
---------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                            5,444               5,564
Accrued interest receivable                                                            3,968               3,202
Intangibles, net of accumulated amortization of  $3,059 at December 31, 2000
 and $2,620 at December 31, 1999.                                                      2,952               3,617
Other assets                                                                          23,560              12,087
---------------------------------------------------------------------------------------------------------------------
     Total                                                                          $687,777            $568,081
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Deposits:
  Non interest-bearing                                                              $130,130             $94,687
  Interest-bearing                                                                   455,213             379,046
---------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                  585,343             473,733
---------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                                       20,326              22,503
Other borrowings                                                                      11,713              11,022
Accrued interest payable                                                               2,412               1,720
Other liabilities                                                                      4,400               5,884
---------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                               624,194             514,862
---------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000 shares authorized;
     none issued or outstanding in 2000 or 1999.                                        ----                ----
  Common stock, no par value; 20,000 shares authorized ;
     3,747 and 3,593 shares issued and outstanding
    in 2000 and 1999 respectively.                                                    22,845              20,769
  Retained earnings                                                                   40,221              33,942
  Accumulated other comprehensive income (losses)                                        517              (1,492)
---------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                       63,583              53,219
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                           ----                ----
---------------------------------------------------------------------------------------------------------------------
     Total                                                                          $687,777            $568,081
=====================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


------------------------------------------------------------------------------------------------------------------------------
SJNB FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                          2000             1999            1998
------------------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME:
  Interest and fees on loans and leases                                           $44,942          $35,826          $31,252
  Interest on money market investments                                              2,358            1,536            1,750
  Interest on time deposits                                                            73              107              169
  Interest and dividends on investment securities available for sale                6,820            4,638            4,753
  Interest and dividends on investment securities held to maturity                  1,073            1,200            1,165
  Other interest and investment income (expense)                                       10              (50)              (9)
------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                                          55,276           43,257           39,080
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposits:
    Interest-bearing demand                                                         2,244            2,189            2,158
    Money market and savings                                                        6,481            3,938            3,931
    Certificates of deposit of $100 or more                                         7,490            4,992            4,073
    Certificates of deposit of less than $100                                       3,237            2,627            1,604
Federal Home Loan Bank advances                                                     1,331            1,361            1,398
Other borrowings                                                                      867              585              313
------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                                         21,650           15,692           13,477
------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME                                                            33,626           27,565           25,603
------------------------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses                                                   725              862              436
------------------------------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME AFTER PROVISION FOR
       LOAN AND LEASE LOSSES                                                       32,901           26,703           25,167
------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
  Service charges on deposits                                                       1,067            1,044              950
  Other operating income                                                              599              737              724
  Increase in cash surrender value of life insurance                                  542              218             ----
  Net (loss) gain on sale of securities available for sale                           (602)            (133)             150
------------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER INCOME                                                             1,606            1,866            1,824
------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and benefits                                                             9,642            9,180            8,048
  Occupancy                                                                         1,504            1,454            1,310
  Merger related costs, nonrecurring                                                3,424              487             ----
  Other                                                                             5,786            5,430            5,104
------------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER EXPENSES                                                          20,356           16,551           14,462
------------------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES                                                    14,151           12,018           12,529
Income taxes                                                                        5,527            4,901            5,040
------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                    $8,624           $7,117           $7,489
==============================================================================================================================

BASIC EARNINGS PER SHARE                                                           $2.35            $2.04            $2.06
==============================================================================================================================
DILUTED EARNINGS PER SHARE                                                         $2.24            $1.91            $1.92
==============================================================================================================================
Average common shares outstanding                                                   3,665            3,491            3,635
==============================================================================================================================
Average common share equivalents outstanding                                        3,854            3,722            3,902
==============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


------------------------------------------------------------------------------------------------------------------------------------
SJNB FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated         Total
                                                                                                          Other            Share-
                                                                          Common       Retained       Comprehensive        holders'
(in thousands, except per share amounts)                       Shares      Stock       Earnings      Income (Losses)       Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                                      3,640       $23,505     $23,353           $(94)          $46,764
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year                                           ----          ----       7,489           ----             7,489
Change in net unrealized gain/loss on securities:
   Unrealized gains arising during the year, net of taxes         ----          ----        ----            329               329
   Reclassification adjustment for losses included in
        income, net of taxes                                      ----          ----        ----             47                47
                                                                                                                    ---------------
Comprehensive income                                                                                                        7,865
                                                                                                                    ---------------
Stock options exercised                                             41           572        ----           ----               572
Common stock repurchase                                           (103)       (3,562)       (180)          ----            (3,742)
Issuance of common stock for Epic Funding Corp.                     12           501        ----           ----               501
Tax benefit from stock options exercised                          ----           445        ----           ----               445
Cash dividends ($0.56 per share)                                  ----          ----      (1,666)          ----            (1,666)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                                      3,590        21,461      28,996            282            50,739
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year                                           ----          ----       7,117           ----             7,117
Other comprehensive income-Unrealized loss
  on securities held for sale, net                                ----          ----        ----         (1,774)           (1,774)
                                                                                                                     ---------------
Comprehensive income                                                                                                        5,343
                                                                                                                    ---------------
Common stock issued                                                 60         1,800        ----           ----             1,800
Stock options exercised                                             93           849        ----           ----               849
Common stock repurchase                                           (150)       (3,389)       (522)          ----            (3,911)
Tax benefit from stock options exercised                          ----            48        ----           ----                48
Cash dividends ($0.56 per share)                                  ----          ----      (1,649)          ----            (1,649)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999                                      3,593        20,769      33,942         (1,492)           53,219
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year                                           ----          ----       8,624           ----             8,624
Other comprehensive income-Unrealized gain
  on securities held for sale, net                                ----          ----        ----          2,009             2,009
                                                                                                                     ---------------
Comprehensive income                                                                                                       10,633
                                                                                                                     ---------------
Stock options exercised                                            154         1,557        ----           ----             1,557
Tax benefit from stock options exercised                          ----           519        ----           ----               519
Cash dividends ($0.64 per share)                                  ----          ----      (2,345)          ----            (2,345)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2000                                      3,747       $22,845     $40,221           $517           $63,583
====================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


----------------------------------------------------------------------------------------------------------------------------------
SJNB FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000,  1999 AND 1998
----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                           2000            1999               1998
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net income                                                                     $8,624          $7,117           $7,489
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                           725             862              436
      Depreciation and amortization                                                 844           1,279              790
      Amortization of intangibles                                                   439             456              457
      Deferred tax benefit                                                        1,199             361               57
      Loss (gain) on sale of securities available for sale                          602             133             (150)
      Net gain (loss) on sale of leased assets                                    -----              35              (12)
      Amortization of (discount) premium on investment securities, net             (185)             10              (49)
      Decrease (increase) in intangible assets                                      226             (45)             (50)
      Increase in accrued interest receivable and other assets                   (5,304)         (3,561)            (393)
      (Decrease) increase in accrued interest payable and other liabilities        (618)            (24)           1,702
----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                               6,552           6,623           10,277
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale or maturities of securities available for sale              38,636          23,423           58,974
  Maturities of securities held to maturity                                       3,757           6,725           11,355
  Purchase of securities available for sale                                     (54,926)        (53,991)         (40,071)
  Purchase of securities to be held to maturity                                    (150)         (5,868)          (6,703)
  Net increase in loans and leases                                              (59,898)        (64,996)         (43,070)
  Capital expenditures                                                             (723)         (3,381)            (908)
  Purchase of life insurance policies                                            (9,070)          -----           (3,953)
  Cash used to acquire Epic Funding Corp.                                         -----           -----             (206)
----------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                 (82,374)        (98,088)         (24,582)
----------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Net increase in deposits                                                      111,610          67,867           44,466
  Decrease in Federal Home Loan Bank borrowings                                  (2,177)           (169)            (287)
  Increase (decrease) in other borrowings                                           691           3,997          (11,000)
  Cash dividends                                                                 (2,345)         (1,649)          (1,666)
  Common stock repurchased                                                        -----          (3,911)          (3,742)
  Common stock issued                                                             -----           1,800            -----
  Proceeds from stock options exercised                                           1,557             849              572
----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                             109,336          68,784           28,343
----------------------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and equivalents                        33,514         (22,681)          14,038
Cash and equivalents at beginning of year                                        33,631          56,312           42,274
----------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                             $67,145         $33,631          $56,312
==================================================================================================================================
Other cash flow information:
  Interest paid                                                                 $20,958         $15,268          $13,450
  Income taxes paid                                                               5,832           5,544            4,016
==================================================================================================================================
Noncash transactions:
   Purchase of Epic Funding Corp.:
    Leases                                                                         -----           -----            $149
    Other assets                                                                   -----           -----             789
----------------------------------------------------------------------------------------------------------------------------------
      Total assets acquired                                                        -----           -----             938
  Cash paid and expenses incurred                                                  -----           -----            (206)
  Liabilities assumed:
    Other liabilities                                                              -----           -----             231
----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities assumed                                                    -----           -----             231
----------------------------------------------------------------------------------------------------------------------------------
Common stock issued, net of registration costs                                     -----           -----            $501
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SJNB Financial Corp. ("Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California on April 18, 1983. Its principal office is located at One North Market Street, San Jose, California, 95113.

The Company owns 100% of the issued and outstanding common shares of San Jose National Bank (referred to herein as "SJNB" or "the Bank"). The Bank was incorporated on November 23, 1981 and commenced business in San Jose, California on June 10, 1982. Its main office is located at One North Market Street, San Jose, California, 95113. SJNB engages in the general commercial banking business with special emphasis on the banking needs of the business and professional communities in San Jose and the surrounding areas. The Financial Services Division is located at 95 South Market, San Jose, California, 95113, where it engages in the factoring of accounts receivable. The Bank's wholly-owned subsidiary, Epic Funding Corp. is located in Danville, California where it shares an office with the Bank's Danville branch. Epic Funding Corp. is primarily in the business of originating equipment lease financing throughout the United States, but primarily in the State of California.

Dollars and share amounts are in thousands in these footnotes, except per share amounts or as otherwise noted.

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

b.  Investment Securities

The Company accounts for its investment securities as follows:

AVAILABLE FOR SALE-Investment securities that are acquired without the intent to hold until maturity are classified as available for sale. Such securities are carried at market value. Market value adjustments are reported as a separate component of other comprehensive income included in shareholders' equity until realized.

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

In connection with the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as described in note 1(f) below the Company elected to reclassify all of its "Held to maturity" investments to "available for sale" as of January 1, 2001. The impact of this will be to account for the unrealized gain or loss in the held to maturity securities as an additional component of other comprehensive income included in shareholders' equity until realized. The amount of the net unrealized gain in the held to maturity classification was $19 as of December 31, 2000.

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

The allowance for loan and lease losses is a valuation allowance maintained to provide for future loan losses through charges to current operating expense. The allowance is based upon a continuing review of loans and leases by management which includes consideration of changes in the character of the loan and lease portfolio, current and anticipated economic conditions, past lending experience and such other factors which, in management's judgment, deserve recognition in estimating potential loan losses. In addition, regulatory examiners may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

Impaired loans are those in which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement, including scheduled interest payments. The Company measures such loans and leases based on the present value of future cash flows discounted at the loan's or lease's effective interest rate, or at the loan's or lease's market value or the fair value of the collateral if the loan is secured. If the measurement of the impaired loan or lease is less than the recorded investment, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan and lease losses.

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

f. Derivative Instruments and Hedging Activities

Interest rate instruments are entered into in conjunction with the Bank's asset/liability management. As these contracts are entered into only after meeting the accounting criteria for a hedge, and as long as they continue to meet such criteria, changes in market value are deferred and the net settlements are accrued as adjustments to interest income. The Bank currently has outstanding a callable interest rate swap for $10 million it issued simultaneously with a $10 million ten-year callable synthetic floating rate certificate of deposit and a three-year $20 million prime/fixed interest rate swap, which are accounted for as hedges.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for entities which are required to apply SFAS No. 133. SFAS No. 137 deferred the effective date to the fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended on January 1, 2001 and there was no effect. As noted above the Bank currently has outstanding $30 million in derivative instruments as defined by SFAS No. 133. These derivative instruments will qualify as cash flow or fair market hedges in accordance with the Statement.
g.  Income Taxes

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

h.  Stock-based Compensation

The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company only grants stock options at fair market value. SFAS No. 123, "Accounting for Stock-Based
Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

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

j.  Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is a part of an enterprises financial performance and, as described in SFAS No. 130, includes net income and other comprehensive income such as revenues, expenses, gains and losses not included in net income. The adoption of this statement had no impact on net income or shareholders' equity. SFAS No. 130 requires the Company's net unrealized gains or losses on available-for-sale securities to be included in other comprehensive income. Comprehensive income is included in the statement of shareholders' equity for the periods presented.

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

n.  Accounting  for  Transfers   and   Servicing   of   Financial   Assets  and
    Extinguishments of Liabilities

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under this approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in September 2000 and replaces the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The Company did not have any significant transactions in which these Statements had any impact on its consolidated financial statements.
o.  Segments of an Enterprise and Related Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates to help users of financial statements better understand its performance, better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined it has three segments: general commercial banking, leases, and factoring/asset based financing. Neither leasing nor factoring/asset based financing meet the required thresholds for disagregation and therefore the disclosures and related information about such segments has not been included in the consolidated financial statements. At such time that these segments meet the required thresholds, such disclosures and other information will be included.

p.  Reclassification

Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

NOTE 2 - ACQUISITIONS

On January 5, 2000, the Company acquired all of the outstanding shares of common stock of Saratoga Bancorp, the parent company of Saratoga National Bank, pursuant to an exchange of the Company's common stock for all common stock of Saratoga Bancorp. Saratoga National Bank, headquartered in Saratoga, California, operated three branches and as of the acquisition date had $142 million (unaudited) in assets and $103 million (unaudited) in deposits. Saratoga's San Jose office, which was located near SJNB's San Jose office, was consolidated into SJNB's San Jose office in January 2000. The shareholders of Saratoga received 0.70 shares of the Company's common stock for each outstanding share of Saratoga common stock. Based on the closing price of the Company's stock on January 5, 2000 of $29.125, the transaction was valued at approximately $34.2 million, excluding the value of any unexercised options, and each Saratoga shareholder received SJNB common stock valued at $20.39 per share for each share of Saratoga common stock. The merger has been accounted for as a pooling of interests.

On May 22, 1998, SJNB acquired all of the stock of a private company, Epic Funding Corporation (Epic), pursuant to a definitive agreement dated April 13, 1998. In connection with the acquisition, which was structured as a tax-free reorganization and accounted for as a purchase transaction for accounting purposes, SJNB issued 12.2 shares of its common stock and paid $110 to Epic's sole shareholder in exchange for all of Epic's outstanding stock. The total purchase price was $611, while Epic's fair value of net assets was $28; goodwill amounted to $759 including certain expenses of the transaction. Epic provides direct and vendor lease programs to manufacturers and equipment users throughout California and across parts of the United States. Epic is a wholly owned subsidiary of the Bank. Epic's office is located in Danville, California, together with a small de novo branch of the Bank at the same facility which opened July 1, 1998.

NOTE 3 - CASH AND DUE FROM BANKS

The Federal Reserve requires the Bank to maintain average reserve balances for certain deposit balances. Required reserves at December 31, 2000 were $746 and there were no required reserves in 1999.

NOTE 4 - INVESTMENT SECURITIES

Investment securities as of December 31, 2000 and 1999 are summarized as follows:


(DOLLARS IN THOUSANDS)                                              DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------
                                                                      UNREALIZED             FAIR
                                                               --------------------------
                                                      COST         GAINS         LOSSES      VALUE
----------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
  U.S. Treasury                                       $1,496          $31        -----       $1,527
  U. S. Government Agencies                           33,444          295         $(90)      33,649
  Mortgage Backed                                     56,120        1,567         (120)      57,567
  State and municipal                                  5,208          109           (4)       5,313
 Trust preferred                                       9,050           32         (607)       8,475
 Asset-backed                                          3,607           29           (7)       3,629
----------------------------------------------------------------------------------------------------
    TOTAL AVAILABLE FOR SALE                         108,925        2,063         (828)     110,160
----------------------------------------------------------------------------------------------------
HELD TO MATURITY:
  U.S. Government agencies                               500            1        -----          501
  State and municipal (nontaxable)                    16,395          159         (141)      16,413
----------------------------------------------------------------------------------------------------
    TOTAL HELD TO MATURITY                            16,895          160         (141)      16,914
----------------------------------------------------------------------------------------------------
Federal Reserve Bank/Federal Home Loan Bank Stock      1,732        -----        -----        1,732
----------------------------------------------------------------------------------------------------
    TOTAL                                             18,627          160         (141)      18,646
----------------------------------------------------------------------------------------------------
      TOTAL INVESTMENT SECURITIES PORTFOLIO         $127,552       $2,223        $(969)    $128,806
====================================================================================================

                                                                 DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------
                                                                      UNREALIZED             FAIR
                                                               --------------------------
                                                      COST         GAINS         LOSSES      VALUE
----------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
  U.S. Treasury                                       $2,496           $3        -----       $2,499
  U. S. Government Agencies                           37,337            8        $(732)      36,613
  Mortgage Backed                                     38,560        -----         (564)      37,996
  Asset-backed                                         2,000        -----          (22)       1,978
  Trust Preferred                                      7,062        -----         (479)       6,583
  Mutual funds                                         5,646        -----         (437)       5,209
----------------------------------------------------------------------------------------------------
    TOTAL AVAILABLE FOR SALE                          93,101           11       (2,234)      90,878
----------------------------------------------------------------------------------------------------
HELD TO MATURITY:
  U.S. Government agencies                               499            3        -----          502
  State and municipal (nontaxable)                    17,828            8       (1,512)      16,324
  Mortgage Backed                                        657           13        -----          670
----------------------------------------------------------------------------------------------------
    TOTAL HELD TO MATURITY                            18,984           24       (1,512)      17,496
----------------------------------------------------------------------------------------------------
Federal Reserve Bank/Federal Home Loan Bank Stock      3,212        -----        -----        3,212
----------------------------------------------------------------------------------------------------
    TOTAL                                             22,196           24       (1,512)      20,708
----------------------------------------------------------------------------------------------------
      TOTAL INVESTMENT SECURITIES PORTFOLIO         $115,297          $35      $(3,746)    $111,586
====================================================================================================

As of December 31, 2000 and 1999 investment securities with carrying values of approximately $54.9 million and $36.9 million, respectively, were pledged as collateral for deposits of public funds and other purposes. Investments in the Federal Reserve Bank and Federal Home Loan Bank stock is carried at cost, which is approximately equal to their market value.

Mutual   funds   consist   of   several  funds   invested  in U.  S.  Government
securities and government issued adjustable rate mortgages (ARMS).

The  following  tables  provide  the  scheduled   maturities  of  the  Company's
investment securities portfolio as of December 31, 2000:

MATURITY OF INVESTMENT SECURITIES PORTFOLIO
(dollars in thousands)
                                                      AMORTIZED          FAIR
           SECURITIES AVAILABLE FOR SALE                COST            VALUE

                                                   -----------------------------
Due in one year or less                                   $1,998         $2,029
Due after one year through five years                     42,050         42,928
Due after five years through ten years                    18,090         18,204
Due after ten years                                       46,787         46,999
                                                   -----------------------------
  TOTAL                                                  108,925        110,160
                                                   -----------------------------
            SECURITIES HELD TO MATURITY

Due in one year or less                                      915            918
Due after one year through five years                      2,067          2,092
Due after five years through ten years                     1,483          1,498
Due after ten years                                       12,430         12,406
                                                   -----------------------------
  TOTAL                                                   16,895         16,914
                                                   -----------------------------
             NON-MATURITY INVESTMENTS

Held to maturity - FRB/FHLB Stock                          1,732          1,732
                                                   -----------------------------
  TOTAL                                                    1,732          1,732
                                                   -----------------------------
    TOTAL INVESTMENT SECURITIES                         $127,553       $128,806
                                                   =============================


Interest and dividend income earned on investment securities for the years ended December 31, 2000, 1999 and 1998 are as follows:

INTEREST AND DIVIDEND INCOME

                                                                                   INTEREST AND DIVIDEND INCOME

(dollars in thousands)                                                     2000             1999                   1998
---------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury                                                              $99             $146                   $378
  U.S. Government agencies                                                 2,147            2,964                  3,736
  State and municipal (nontaxable)                                            29             ----                   ----
  State and municipal (taxable)                                              115             ----                   ----
  Mortgage Backed                                                          3,257              851                    301
  Asset-backed                                                               376               72                   ----
  Trust preferred                                                            645              300                   ----
  Mutual funds                                                               152              305                    338
Securities held to maturity:
  U.S. Treasury                                                             ----               78                     97
  U.S. Government agencies                                                    34              116                    260
  State and municipal (nontaxable)                                           849              757                    518
  Mortgage Backed                                                             26               89                    146
Federal Reserve Bank/Federal Home Loan Bank Stock                            164              160                    144
---------------------------------------------------------------------------------------------------------------------------------
     INTEREST AND DIVIDEND INCOME                                         $7,893           $5,838                 $5,918
=================================================================================================================================

NOTE 5 - LOANS

A summary of loans as of December 31, 2000, 1999 and 1998 is as follows:

(dollars in thousands)                                                       2000             1999                  1998
------------------------------------------------------------------------------------------------------------------------------------
Commercial and other                                                     $140,108         $123,873              $110,604
SBA                                                                        53,371           49,949                37,019
Leasing                                                                    37,450           20,837                 5,618
Factoring and asset-based                                                  13,476            9,901                 7,393
Real estate construction                                                   54,667           48,410                51,963
Real estate term                                                          147,110          139,103               113,461
Consumer                                                                   18,262           12,448                10,839
Unearned fee income                                                        (1,130)          (1,203)                 (954)
--------------------------------------------------------------------------------------------------------------------------------
  Total loan and lease portfolio                                          463,314          403,318               335,943
Less allowance for loan or lease losses                                    (7,393)          (6,412)               (5,494)
--------------------------------------------------------------------------------------------------------------------------------
     LOANS AND LEASES, NET                                               $455,921         $396,906              $330,449
====================================================================================================================================

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

Approximately 32% of the Company's loan and lease portfolio is made up of real estate term loans. This category of real estate loans includes loans on income-bearing or owner-occupied commercial properties and land loans. In addition, approximately 12% of the loan and lease portfolio is made up of real estate construction loans. These loans consist of approximately 30% residential and 70% commercial. Included in consumer loans are prime equity loans of $8.1 million or representing approximately 1.7% of the total loan portfolio. Included in the commercial category are mortgage warehouse loans, loans to real estate developers for short-term investment purposes and loans to nondevelopers for real estate investment purposes that amount to approximately 9% of the total loan portfolio. Included in the SBA category are real estate piggy back loans that amount to approximately 2% of the total loan portfolio. In the aggregate, approximately 55% of the loan portfolio is directly related to real estate or real estate interests. Approximately 30% of the total loan portfolio is commercial loans; however, no particular industry represents a significant portion of such loans.

The following is an analysis of the allowance for loan and lease losses for the years ended December 31, 2000, 1999 and 1998:

(dollars in thousands)                               2000                         1999                         1998
--------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                            $6,412                       $5,494                       $5,071
Provision for loan or lease losses                       725                          861                          436
Charge-offs                                             (411)                        (165)                        (299)
Recoveries                                               667                          222                          286
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                  $7,393                       $6,412                       $5,494
================================================================================================================================

At December 31, 2000 and 1999, impaired loans totaled $421 and $1.4 million with a corresponding valuation allowance of $284 and $224, respectively. For the years ended December 31, 2000 and 1999, the average recorded investment in impaired loans was approximately $828 and $475, respectively. The Company recognized $72, $41 and $60 of interest on impaired loans (during the portion of the year they were impaired), of which $72, $40 and $8 related to impaired loans for which interest income is recognized on the cash basis, for the years ended December 31, 2000, 1999 and 1998, respectively.

The balance of nonaccrual loans as of December 31, 2000 and 1999 was approximately $421 and $1.4 million, respectively. The effect on interest income had these loans been performing in accordance with contractual terms was $62 in 2000, $132 in 1999, and $22 in 1998. Income actually recognized on these loans was $16 in 2000, $112 in 1999 and $21 in 1998.

The Company has made loans to executive officers, directors and their affiliates in the ordinary course of business. An analysis of activity with respect to such loans during the years ended December 31, 2000, 1999 and 1998 is as follows:


(dollars in thousands)                                 2000                    1999                    1998
----------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                             $2,741                  $1,749                  $1,223
New loans disbursed                                        21                   2,717                   1,340
Repayments of loans                                    (2,189)                 (1,725)                   (814)
----------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                     $573                  $2,741                  $1,749
======================================================================================================================

As of December 31, 2000, loans of approximately $12 million were pledged as collateral for the Federal Reserve Discount Window.

NOTE 6 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2000 and 1999 is as follows:

(dollars in thousands)                             2000               1999
--------------------------------------------------------------------------------
Land                                                $1,777             $1,777
Buildings and improvements                           4,138              4,351
Furniture and equipment                              2,623              3,447
--------------------------------------------------------------------------------
     Premises and equipment                          8,538              9,575
Less accumulated depreciation and amortization      (3,094)            (4,011)
--------------------------------------------------------------------------------
     PREMISES AND EQUIPMENT, NET                    $5,444             $5,564
================================================================================

NOTE 7 - TIME DEPOSITS

As of December 31, 2000 and 1999, the Bank had $135 million and $105 million, respectively, in time deposits in denominations of $100 or more. Interest expense for these deposits was $7.5 million and $5.0 million in 2000 and 1999, respectively. Time deposits in denominations of $100 or more which mature in greater than one year were $8.8 million as of December 31, 2000.

On December 4, 1998 the Bank raised $10 million through the placement of a ten-year synthetic floating rate certificate of deposit. The instrument consists of two linked transactions, a callable interest rate swap and callable fixed rate certificate of deposit. Under the swap agreement the Bank pays LIBOR plus five basis points and receives 6% for a period of ten years. The swap is callable after one year by the issuer. Simultaneously, the Bank issued a callable 6% fixed rate 10-year certificate of deposit. The certificate of deposit does not have any early redemption clauses, other then by death of the holder. Effectively, the Bank's rate of interest on the combined transaction is LIBOR plus five basis points.

NOTE 8 - BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase and information relating to these borrowings are summarized below as of and for the years ended December 31:

(dollars in thousands)                                                        2000                 1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED

   Balance at December 31,                                                    -----                 $500               $5,000
   Weighted average interest rate at year end                                 -----                 5.50%                5.50%
   Maximum amount outstanding at any month end                               $9,000              $22,000               $5,000
   Average outstanding balance                                                 $577               $1,801                 $380
   Weighted average interest rate paid                                       7.00%                5.54%                6.40%
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   Balance at December 31,                                                   $9,645              $10,497                -----
   Weighted average interest rate at year end                                  7.01%                5.80%               -----
   Maximum amount outstanding at any month end                              $10,497              $15,559              $12,000
   Average outstanding balance                                              $10,017               $7,421               $3,762
   Weighted average interest rate paid                                        6.65%                5.61%                5.59%

Any securities used under securities sold under agreements to repurchase are under the control of the Bank. Securities subject to the agreement to repurchase represent securities held by the Bank in its securities available for sale portfolio with a total amortized cost of $9.9 million and a market value of $10.0 million as of December 31, 2000.

The  Company's   bank   subsidiary  has  informal   arrangements   with  various
correspondents providing short-term credit for liquidity requirements; such informal lines aggregated $22 million at December 31, 2000.

The Company had borrowings from the Federal Home Loan Bank bearing interest ranging from 5.67% to 7.59% as of December 31, 2000 and 5.82% to 6.74% as of December 31, 1999. The borrowings are secured by U. S. Government Agency securities and are due as follows as of December 31, 2000 and 1999:

Year                       2000                  1999
------------------ --------------------- ---------------------
------------------ --------------------- ---------------------
2001                       $9,076                $9,096
2002                          723                   735
2003                        2,616                 2,639
2005                        6,892                 6,933
2010                          246                   274
2011                          773                   826
------------------ --------------------- ---------------------
------------------ --------------------- ---------------------
Total                     $20,326               $20,503
================== ===================== =====================

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated  other  comprehensive  income  is as  follows  for the  years  ended
December 31, 2000, 1999, and 1998:

                                                                      2000              1999              1998
--------------------------------------------------------------------------------- ----------------- -----------------
Realized (losses) gains on securities available for sale, net         $(602)            $(133)             $150
Unrealized appreciation (loss) of securities held for sale, net       2,611            (1,641)              226
--------------------------------------------------------------------------------- ----------------- -----------------
OTHER COMPREHENSIVE INCOME (LOSS)                                    $2,009           $(1,774)             $376
================================================================================= ================= =================

NOTE 10 - EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows:

(in thousands,                                                    Net                                            PER SHARE
except per share amounts)                                        Income                    Shares                 AMOUNTS
----------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2000
Net income and basic EPS                                           $8,624                     3,665                 $2.35
                                                                                                           =======================
Effect of stock option dilutive shares                                                          189
------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                         $8,624                     3,854                 $2.24
==================================================================================================================================
For the year ended December 31, 1999
Net income and basic EPS                                           $7,117                     3,491                 $2.04
                                                                                                           =======================
Effect of stock option dilutive shares                                                          231
------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                         $7,117                     3,722                 $1.91
==================================================================================================================================
For the year ended December 31, 1998
Net income and basic EPS                                           $7,489                     3,635                 $2.06
                                                                                                           =======================
Effect of stock option dilutive shares                                                          267
------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                         $7,489                     3,902                 $1.92
==================================================================================================================================


NOTE 11 - INCOME TAXES

Income tax expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

(dollars in thousands)                                   2000                   1999                   1998
--------------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                  $5,065                 $3,980                 $3,899
  State                                                     1,661                  1,282                  1,198
--------------------------------------------------------------------------------------------------------------------
     Total current                                          6,726                  5,262                  5,097
--------------------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                    (910)                  (266)                   (48)
  State                                                      (289)                   (95)                    (9)
--------------------------------------------------------------------------------------------------------------------
    Total deferred                                         (1,199)                  (361)                   (57)
--------------------------------------------------------------------------------------------------------------------
       Income taxes                                        $5,527                 $4,901                 $5,040
====================================================================================================================

Total income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 34% in the years ended December 31, 2000, 1999 and 1998 to income before income taxes as a result of the following:

(dollars in thousands)                                    2000                  1999                   1998
---------------------------------------------------------------------------------------------------------------------
Computed "expected " tax expense                           $4,811                $4,085                 $4,259
California franchise tax, net of federal income tax           905                   783                    785
Amortization of intangible assets                             130                   136                    136
Federal tax-exempt investment income                         (266)                 (239)                  (151)
Other                                                         (53)                  136                     11
---------------------------------------------------------------------------------------------------------------------
     Income taxes                                          $5,527                $4,901                 $5,040
=====================================================================================================================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below:

(dollars in thousands)                       2000                    1999
--------------------------------------------------------------------------------
Deferred tax assets:
  Provision for loan or lease losses          $2,414                  $2,193
  Purchase accounting adjustments                 65                      95
  Foreclosure income                              43                      43
  State taxes                                    527                     426
  Deferred compensation                        1,275                     353
  Securities available for sale                 ----                     936
--------------------------------------------------------------------------------
    Total gross deferred tax assets            4,324                   4,046
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation and amortization                   32                      43
  Leases                                           2                       2
  Securities available for sale                  345                    ----
  Other                                          152                     126
--------------------------------------------------------------------------------
    TOTAL GROSS DEFERRED TAX LIABILITIES         531                     171
--------------------------------------------------------------------------------
      NET DEFERRED TAX ASSETS                 $3,793                  $3,875
================================================================================

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1999 are primarily as a result of adjustments to conform to tax returns as filed.

Deferred tax assets related to purchase accounting adjustments include the tax effect of fair market value adjustments of the assets and liabilities of businesses acquired. The Company believes that the net deferred tax asset is realizable through sufficient taxable income within the carryback periods and the current year's taxable income.

NOTE 12 - DETAIL OF OTHER EXPENSE

Other expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

(dollars in thousands)                                          2000           1999            1998
----------------------------------------------------------------------------------------------------------
Data processing                                                   $747            $676           $741
Directors and shareholders                                         660             673            469
Legal and professional fees                                        641             701            520
Client services                                                    613             585            495
Amortization of core deposit intangibles and goodwill              439             455            457
Net cost of other real estate owned                               ----             (47)             7
Other                                                            2,686           2,387          2,415
----------------------------------------------------------------------------------------------------------
  TOTAL                                                         $5,786          $5,430         $5,104
==========================================================================================================

NOTE 13 - STOCK OPTION PLAN

During 1996, the shareholders of the Company approved the 1996 Stock Option Plan (the "Plan"), which replaced two then existing stock option plans. The 1996 Stock Option Plan is described below. In accordance with APB 15, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts for options granted for the years 2000, 1999 and 1998 indicated below:



(dollars in thousands, except per share amounts)          2000                       1999                       1998
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME:

  As reported                                              $8,624                     $7,117                     $7,489
  Pro forma                                                 7,841                      6,261                      6,432
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE:

  Basic, as reported                                        $2.35                      $2.04                      $2.06
  Basic, pro forma                                           2.14                       1.79                       1.77
--------------------------------------------------------------------------------------------------------------------------------
  Diluted, as reported                                      $2.24                      $1.91                      $1.92
  Diluted, pro forma                                         2.03                       1.68                       1.65

The above amounts include the impact on net income and net income per share for options granted during the years 1995 through 2000; such amounts would have been substantially different if options granted prior to 1995 had been included in the computation.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in the following years:

ASSUMPTIONS:                                                  2000                   1999                   1998
---------------------------------------------------------------------------- ---------------------- ----------------------
   Dividend yield                                            2.2%                    2.0%                   1.8%
   Volatility                                               31.2%                   46.7%                  50.0%
   Risk free interest rate                                   6.2%                    5.4%                   5.0%
   Expected lives (years)                                    4.9                     7.2                    6.4

The 1996 Stock Option Plan provides that either incentive stock options or nonstatutory stock options may be granted to certain key employees or directors to purchase authorized, but unissued, Common Stock of the Company. Shares may be purchased at a price not less than the fair market value of such stock on the date of the grant. Generally, stock options become exercisable 40% one year after the date of grant and 20% in each of the following three years. They expire no later than ten years after the date of the grant. The Plan provides that outside directors will automatically receive a nonstatutory option covering five thousand shares annually at an exercise price equal to 100% of the market price of the Common Stock on the date of grant. The 1996 Stock Option Plan replaced the previous two plans which had similar provisions. If options granted under the prior plans expire without being exercised, the corresponding common shares shall become available for awards under the Plan. During 2000, no shares became available under this provision. The number of shares available for future grants of options under the 1996 Stock Option Plan was 169 as of December 31, 2000.

Activity under the stock plans is as follows:

                                                                WEIGHTED
                                     NUMBER                      AVERAGE
                                       OF                       EXERCISE
OPTIONS                              SHARES                       PRICE

--------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997           527,157                      $12.03
  Granted                             428,950                       30.09
  Cancelled                          (198,230)                      35.25
  Exercised                           (41,233)                      13.87
--------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998           716,644                       16.31
  Granted                             158,170                       27.93
  Cancelled                           (32,632)                      25.51
  Exercised                           (90,965)                       9.34
--------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999           751,217                       19.21
--------------------------------------------------------------------------------
  Granted                              93,186                       30.17
  Cancelled                           (26,258)                      26.25
  Exercised                          (155,978)                      10.12
--------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2000           662,167                      $22.62
================================================================================

The weighted-average fair value of options granted during 2000, 1999 and 1998 was $9.05, $12.34 and $12.30, respectively.

The following table summarizes options outstanding and exercisable at December 31, 2000:

                                                OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE

                       -------------------------------------------------------------------------------------------------------------
                                     NUMBER                        WEIGHTED                            NUMBER            WEIGHTED

       RANGE OF                   OUTSTANDING                      AVERAGE                          EXERCISABLE           AVERAGE
       EXERCISE                      AS OF                REMAINING         EXERCISE                   AS OF             EXERCISE
        PRICES                 DECEMBER 31, 2000            LIFE              PRICE              DECEMBER 31, 2000         PRICE
------------------------------------------------------------------------------------------------------------------------------------
     $5.38-$6.43                     66,650               3.14              $5.94                      66,650             $5.94
      6.90- 9.31                      8,810               3.86               7.68                       8,810              7.68
     11.50-14.31                     49,010               4.63               9.56                      49,010              9.56
     16.38-19.94                     59,920               5.51              16.98                      59,120             16.94
     22.69-24.88                     36,542               7.28              22.95                      34,408             22.91
     25.00-26.56                     66,250               6.64              25.38                      46,500             25.22
     26.69-26.69                    156,360               7.81              26.69                      91,648             26.69
     27.19-27.50                     49,452               8.26              27.33                      19,420             27.33
     27.63-27.63                     55,400               8.19              27.63                      22,160             27.63
     27.79-36.06                    113,773               9.36              30.32                       9,668             30.56
------------------------------------------------------------------------------------------------------------------------------------
     $5.38-$36.06                    662,167               7.03             $22.62                     407,394            $19.10
====================================================================================================================================

Options exercisable as of December 31, 1999 were 354,851 and had a weighted average exercise price of $11.70. Options exercisable as of December 31, 1998 were 370,025 and had a weighted average exercise price of $9.38.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments, such as commitments to extend credit, which are not reflected in the consolidated financial statements. These commitments involve, to varying degrees, credit risk in excess of the amount recognized as either an asset or liability in the consolidated balance sheet. The Company controls the credit risk through its credit approval process. The same credit policies are used when entering into such commitments. Management does not anticipate any loss from such commitments. Amounts committed to extend credit under normal lending agreements aggregated approximately $201 million and $164 million for undisbursed variable loan commitments and approximately $13 million and $5.6 million for commitments under unused standby letters of credit and other guarantees at December 31, 2000 and 1999, respectively.

The Bank utilizes various financial instruments with off balance sheet risk to reduce its exposure to fluctuations in interest rates. These financial instruments involve, to varying degrees, credit and interest rate risk in excess of the amount recognized as either an asset or liability in the statement of financial position.

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

During 2000 the Company executed supplemental compensation agreements providing nonqualified defined benefit retirement income for the directors and certain executive officers of the Company. In connection with establishing these agreements, the Company also purchased single premium life insurance policies for each participant. Generally, the defined benefit for retirement was 50% vested at the date of the agreements and 10% for each year thereafter. For those directors for which mandatory retirement (age 70) was within five years, vesting was in equal periods until retirement. The agreements provide that each director will receive $22.5 annually (adjusted annually by 2%) over their lifetime commencing on the third anniversary subsequent to their retirement. The range of defined lifetime benefit for the participating executives is $72.5 to $182 (adjusted annually by 2%); retirement is at age 65. If an executive shall voluntarily resign prior to being 100% vested, the executive shall forfeit all rights and benefits under the agreement. At the participant's death, 80% of the difference between the insurance life benefit and the then cash surrender value, will be paid to the participant's heirs. The total amount accrued for these agreements was $215 during 2000.

The Company also assumed a nonqualified defined contribution retirement plan for the benefit of the directors and certain executive officers of Saratoga. In connection with this plan, Saratoga purchased single premium life insurance policies for each participant. At the time of the acquisition of Saratoga the estimated net present value of the lifetime benefit of each participant was accrued by the Company in the amount of $1.4 million. During 1999, the total amount expensed for this plan was $231.

The cash surrender value of life insurance purchased under these plans totaled approximately $15 million as of December 31, 2000. Of this amount, $9.3 million related to the Company's plan and $5.7 million related to the Saratoga plan.

The Company is obligated under its lease agreements for 95 South Market Street, San Jose, 50 Oak Court, Danville and 15405 Los Gatos Boulevard, Los Gatos under noncancelable operating leases through September 2004, June 2004, and March 2003, respectively. The leases are subject to periodic adjustments based on changes in the CPI. The following table shows future minimum payments under the leases as of December 31, 2000:

YEARS ENDING DECEMBER 31,
------------------------------------------------- ---------------------
(in thousands)
2001                                                       $405
2002                                                        409
2003                                                        342
2004                                                        220
------------------------------------------------- ---------------------
TOTAL MINIMUM LEASE PAYMENTS                             $1,376
================================================= =====================

Total minimum lease payments to be received under noncancelable operating subleases at December 31, 2001 were approximately $712; these payments are not reflected in the above table. Total rent expense was $434, $583, and $520 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 as of December 31, 2000 and 1999:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(dollars in thousands)                                                     2000                                1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Carrying           Fair            Carrying            Fair
FINANCIAL ASSETS                                                  Value             Value            Value             Value
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks (including federal funds sold)             $28,670           $28,674          $27,980           $27,980
Money market investments                                            38,475            38,486            5,651             5,655
Investment securities                                              128,787           128,806          113,074           111,586
Loans and leases, net                                              455,921           463,883          396,906           397,476
Accrued interest receivable                                          3,968             3,968            3,202             3,202

FINANCIAL LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                           585,343           585,982          473,733           474,250
Federal funds purchased, securities sold under
  repurchase agreements, FHLB advances and other borrowings         32,039            33,219           33,525            34,633

OFF BALANCE SHEET FINANCIAL INSTRUMENTS
------------------------------------------------------------------------------------------------------------------------------------
Interest rate swap contract purchased                                                ----               501             ----

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments, not previously discussed above, are described below:

Financial instruments with fair value approximate to carrying value - The carrying value of cash and due from banks, money market investments, accrued interest receivable, non-interest-bearing demand accounts, interest-bearing demand, money market and savings deposit accounts, accrued interest receivable and expense approximates fair value due to the short-term nature of these financial instruments.

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

The fair value of loans and leases is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans and leases with similar characteristics and remaining maturity. Most of the discount rates applied to these loans were between 8.2% and 10.6% at December 31, 2000.

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

Derivative financial instruments - The fair value of the derivative financial instruments generally reflects the estimated amounts the Company would receive based upon dealer quotes, to terminate such agreements at the reporting date.


NOTE 16 - SJNB FINANCIAL CORP.
(PARENT COMPANY ONLY)

The following are the financial statements of SJNB Financial Corp. (parent company only):

--------------------------------------------------------------------------------------------------------------
BALANCE SHEETS
December 31, 2000 and 1999

(dollars in thousands)                                                           2000             1999
--------------------------------------------------------------------------------------------------------------
ASSETS

Cash and equivalents                                                               $1,085           $1,847
Real estate loans                                                                    ----              123
Investment in the Bank                                                             61,686           50,898
Other assets                                                                          812              351
--------------------------------------------------------------------------------------------------------------
     Total assets                                                                 $63,583          $53,219
==============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Total liabilities-Accounts payable                                                   ----             ----
--------------------------------------------------------------------------------------------------------------
Common stock                                                                      $22,845          $20,769
Retained earnings                                                                  40,221           33,942
Accumulated other comprehensive income (losses)                                       517           (1,492)
--------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                    63,583           53,219
--------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $63,583          $53,219
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME
Years Ended December 31, 2000, 1999 and 1998
(dollars in thousands)                                          2000             1999             1998
--------------------------------------------------------------------------------------------------------------
Cash dividend received from Bank                                  $500           $4,979           $4,470
Interest income and fees on loans                                   60               30               79
Other expense                                                     (314)            (280)            (222)
--------------------------------------------------------------------------------------------------------------
Income before taxes                                                246            4,729            4,327
Income tax benefit                                                 101               97               58
--------------------------------------------------------------------------------------------------------------
Income before undistributed income of the Bank                     347            4,826            4,385
Equity in undistributed income of the Bank                       8,277            2,291            3,104
--------------------------------------------------------------------------------------------------------------
Net income                                                      $8,624           $7,117           $7,489
==============================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000, 1999 and 1998
(dollars in thousands)                                                 2000               1999               1998
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  NET INCOME                                                            $8,624             $7,117             $7,489
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Increase in other assets                                          (444)              (439)              (609)
        (Decrease) increase in other liabilities                          ----               ( 98)               631
        Equity in undistributed income of the Bank                      (8,277)            (2,291)            (3,104)
-------------------------------------------------------------------------------------------------------------------------
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             ( 97)             4,289              4,407
-------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
    Decrease in loans, net                                                 123                413                124
    Cash dividend                                                       (2,345)            (1,649)            (1,666)
    Common stock repurchased                                              ----             (3,911)            (3,742)
    Stock options exercised                                              1,557              2,649                572
-------------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                           (665)            (2,498)            (4,712)
-------------------------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and equivalents                         (762)             1,791               (305)
  Cash and equivalents at beginning of year                              1,847                 56                361
-------------------------------------------------------------------------------------------------------------------------
  CASH AND EQUIVALENTS AT END OF YEAR                                   $1,085             $1,847                $56
=========================================================================================================================
Noncash transaction:
  Contribution of stock used in the acquisition of
    Epic Funding Corp.                                                    ----               ----               $501
                                                                    =====================================================

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

The Federal Reserve Board risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for loan and lease losses up to 1.25% of risk weighted assets. The total of Tier 1 and Tier 2 capital, less investments in unconsolidated subsidiaries, represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. The leverage capital ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum leverage capital ratio is 3%, most banking organizations are required to maintain leverage capital ratios of at least 100 to 200 basis points above the 3%.

The table below summarizes the Tier 1 and total risk-based capital ratios and leverage capital ratios of the Company and the Bank as of December 31:

RISK-BASED AND LEVERAGE CAPITAL RATIOS

(DOLLARS IN THOUSANDS)
                                                                  2000                                  1999
                                                 ----------------------------------------------------------------------------
COMPANY-RISK-BASED                                      Amount              Ratio             Amount            Ratio
------------------
                                                 ----------------------------------------------------------------------------
TIER 1 CAPITAL                                            $60,115         11.04%               $50,371         11.08%
Tier 1 capital minimum requirement                         21,779          4.00                 18,177          4.00
                                                 ----------------------------------------------------------------------------
  EXCESS                                                  $38,336          7.04%               $32,194          7.08%
                                                 ============================================================================
TOTAL CAPITAL                                             $66,928         12.29%               $56,060         12.34%
Total capital minimum requirement                          43,559          8.00                 36,354          8.00
                                                 ----------------------------------------------------------------------------
  EXCESS                                                  $23,369          4.29%               $19,706          4.34%
                                                 ============================================================================
Risk-adjusted assets                                     $544,485                             $454,429
                                                 ======================                 ===================

COMPANY-LEVERAGE

TIER 1 CAPITAL                                            $60,115          8.94%               $50,371          8.88%
Minimum leverage ratio requirement                         26,902          4.00                 22,685          4.00
                                                 ----------------------------------------------------------------------------
  EXCESS                                                  $33,213          4.94%               $27,686          4.88%
                                                 ============================================================================
Average total assets                                     $672,555                             $567,130
                                                 ======================                 ===================

BANK-RISK-BASED

TIER 1 CAPITAL                                            $58,217         10.75%               $48,050         10.57%
Tier 1 capital minimum requirement                         21,667          4.00                 18,180          4.00
                                                 ----------------------------------------------------------------------------
  EXCESS                                                  $36,550          6.75%               $29,870          6.57%
                                                 ============================================================================
TOTAL CAPITAL                                             $64,995         12.00%               $53,740         11.82%
Total capital minimum requirement                          43,334          8.00                 36,360          8.00
                                                 ----------------------------------------------------------------------------
  EXCESS                                                  $21,661          4.00%               $17,380          3.82%
                                                 ============================================================================
Risk-adjusted assets                                     $541,671                             $454,503
                                                 ======================                 ===================

BANK-LEVERAGE

TIER 1 CAPITAL                                            $58,217          8.66%               $48,050          8.47%
Minimum leverage ratio requirement                         26,879          4.00                 22,679          4.00
                                                 ----------------------------------------------------------------------------
  EXCESS                                                  $31,338          4.66%               $25,371          4.47%
                                                 ============================================================================
Average total assets                                     $671,976                             $566,978
                                                 ======================                 ===================

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee the bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, or 3% in some cases. Under these guidelines, the Company and the Bank were considered well capitalized at December 31, 2000 and 1999.

Banking agencies consider concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation is made as part of the institution's regular safety and soundness examination. Banking agencies also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off balance sheet position) in evaluating a bank's capital adequacy. Banking agencies have adopted a methodology for evaluating interest rate risk. After gaining experience with this measurement process, such banking agencies may propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

The ability of the Company to pay dividends largely depends upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Company in the form of loans, advances or dividends. Under national banking law, without the prior approval of the Comptroller of the Currency, the Bank may not declare dividends in any calendar year that exceed the Bank's net profits for that year, as defined by statute, combined with its net retained profits, as defined, for the preceding two years. As of December 31, 2000, the Bank may initiate dividend payments without prior regulatory approval of up to $16 million.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors, executive officers, promoters and control persons and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the text under the captions "Election of Directors," "Executive Compensation and Transactions with Directors and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 11:  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference to the text under the caption "Executive Compensation and Transactions with Directors and Officers" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the text under the captions "Security Ownership of Directors and Management" and "Security Ownership of Certain
Beneficial Owners" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference to the text under the caption "Executive Compensation and Transactions with Directors and Officers" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. All Financial Statements

See Index to Financial Statements on page 38 hereof.

(a) 2. Financial statement schedules required. None. (Information included in Financial Statements).

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

(3)(i). The Registrant's restated Articles of Incorporation are hereby incorporated by reference from Exhibit (3)(i) of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30,1999. (3)(ii). The Registrant's Restated Bylaws as of February 23, 2000 are hereby incorporated by reference to Exhibit 3(ii)of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1999.

*(10)a.    The   Registrant's  1992  Employee  Stock  Option  Plan  is   hereby
           incorporated  by reference   from   Exhibit  4.1  of the Registrant's
           Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)b. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit(10)b of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

*(10)e.   The    Registrant's   Amended  1996  Stock  Option  Plan  is    hereby
          incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 filed June 15, 1999, under Registration No.333-80683.

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

*(10)i.   The Saratoga Bancorp  1982   Stock Option Plan is hereby  incorporated
          by reference to Exhibit (10)i.of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)j.   The Saratoga  Bancorp  1994   Stock  Option Plan  (Amended) is  hereby
          incorporated by reference to Exhibit (10)i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)m. Amendment No. 1 to Employment Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000 is hereby incorporated by reference to Exhibit(10)n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000.

*(10)n. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10)o. Amendment No. 1 To Employment Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000.

(10)p. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit
          (10)n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(10)q. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995, and September 21, 1995, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form10-QSB for the quarterly period ended September 30, 1995.

(10)r. Agreement of Purchase and Sale dated July 27, 1988 for 12000 Saratoga- Sunnyvale Road, Saratoga, CA is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)u. Form of Director Surrogate Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1999.


*(10)v. Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10)i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)w. Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10)i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)x. Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit
          (10)i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)aa. Richard L. Mount Executive Benefits Agreement dated June 18, 1999 is hereby incorporated by reference to Exhibit (10)i.of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)ad.  Form  of   Endorsement  Method  Split  Dollar  Plan  Agreement  dated
          August 1, 2000 between San Jose National Bank and each of Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., F. Jack Gorry, Arthur K. Lund, Richard L. Mount, Louis Oneal, Diane Rubino, Douglas L. Shen, D.D.S . and Gary S. Vandeweghe is hereby incorporated by reference to Exhibit (10) ab. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)ae.  Form  of  Director  Supplemental  Compensation Agreement dated June 1,
          2000 between San Jose National Bank and Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., Robert G. Egan, F. Jack Gorry, Arthur K. Lund, V. Ronald Mancuso, D.D.S., Richard L. Mount, Louis Oneal, Diane Rubino, Douglas L. Shen, D.D.S. and Gary S.
          Vandeweghe respectively, is hereby incorporated by reference to Exhibit(10) ae. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

22        Subsidiary of the Registrant

23        Consent of KPMG LLP

* Indicates management contract or compensation plan or arrangement.


(b)  Reports on Form 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 28, 2001                     SJNB Financial Corp.

     By:  S/J.R. KENNY                         By: S/E.E. BLAKESLEE
   -----------------------------            ------------------------------
     James R. Kenny                           Eugene E. Blakeslee
     President and                            Executive Vice President and
     Chief Executive Officer                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   S/J.R. KENNY
------------------------------------------
James R. Kenny
President, Chief Executive Officer
and Director
(Principal Executive Officer)

February 28, 2001

   S/E.E. BLAKESLEE
------------------------------------------
Eugene E. Blakeslee
Executive Vice President and
Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer
February 28, 2001

   S/V. E. ABOUKHATER
------------------------------------------
Victor E. Aboukhater, Director
February 28, 2001

   S/R.S. AKAMINE
------------------------------------------
Ray S. Akamine, Director
February 28, 2001

   S/R.A. ARCHER
------------------------------------------
Robert A. Archer
Chairman and Director
February 28, 2001

   S/A.V. BRUNO
------------------------------------------
Albert V. Bruno, Director
February 28, 2001

   S/R. DIRIDON, SR.
------------------------------------------
Rod Diridon, Sr., Director
February 28, 2001

   S/R. G. EGAN
------------------------------------------
Robert G. Egan, Director
February 28, 2001

   S/F.J. GORRY
------------------------------------------
F. Jack Gorry, Director
February 28, 2001

   S/W. D. KRON
------------------------------------------
William D. Kron, Director
February 28, 2001

   S/A.K. LUND
------------------------------------------
Arthur K. Lund, Director
February 28, 2001

   S/V. R. MANCUSO, D.D.S.
------------------------------------------
V. Ronald Mancuso, D.D.S., Director
February 28, 2001

    S/R. L. MOUNT
------------------------------------------
Richard L. Mount, Director
February 28, 2001

   S/L. ONEAL
------------------------------------------
Louis Oneal, Director
February 28, 2001

   S/D. RUBINO
------------------------------------------
Diane Rubino, Director
February 28, 2001

   S/D.L. SHEN
------------------------------------------
Douglas L. Shen, Director
February 28, 2001

   S/G.S. VANDEWEGHE
------------------------------------------
Gary S. Vandeweghe, Director
February 28, 2001

SJNB Financial Corp.

                                                                Form 10-K

                                                                Exhibits

                                                            December 31, 2000



The following exhibits are filed as part of this report:


EXHIBIT NUMBER

(2)a. Agreement and Plan of Merger by and among the Registrant, Saratoga Bancorp and Saratoga National Bank, dated as of August 27, 1999, is hereby incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 as filed on October 14, 1999, under Registration No. 333-89013.

(3)(i). The Registrant's restated Articles of Incorporation are hereby incorporated by reference from Exhibit (3)(i) of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30,1999. (3)(ii). The Registrant's Restated Bylaws as of February 23, 2000 are hereby incorporated by reference to Exhibit 3(ii)of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1999.

*(10)a.    The   Registrant's  1992  Employee  Stock  Option  Plan  is   hereby
           incorporated  by reference   from   Exhibit  4.1  of the Registrant's
           Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)b. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit(10)b of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

*(10)e.   The    Registrant's   Amended  1996  Stock  Option  Plan  is    hereby
          incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 filed June 15, 1999, under Registration No.333-80683.

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

*(10)i.   The Saratoga Bancorp  1982   Stock Option Plan is hereby  incorporated
          by reference to Exhibit (10)i.of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)j.   The Saratoga  Bancorp  1994   Stock  Option Plan  (Amended) is  hereby
          incorporated by reference to Exhibit (10)i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)m. Amendment No. 1 to Employment Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000 is hereby incorporated by reference to Exhibit(10)n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000.

*(10)n. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10)o. Amendment No. 1 To Employment Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000.

(10)p. Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit
          (10)n. of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(10)q. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995, and September 21, 1995, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form10-QSB for the quarterly period ended September 30, 1995.

(10)r. Agreement of Purchase and Sale dated July 27, 1988 for 12000 Saratoga- Sunnyvale Road, Saratoga, CA is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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


*(10)v. Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10)i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)w. Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10)i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)x. Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit
          (10)i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)aa. Richard L. Mount Executive Benefits Agreement dated June 18, 1999 is hereby incorporated by reference to Exhibit (10)i.of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)ad. Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and each of Ray S Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., F. Jac Gorry, Arthur K. Lund, Richard L. Mount, Louis Oneal, Diane Rubino Douglas L. Shen, D.D.S. and Gary S. Vandeweghe is hereb incorporated by reference to Exhibit (10) ab. of the Registrant' Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)ae.  Form  of  Director  Supplemental  Compensation Agreement dated June 1
          2000 between San Jose National Bank and Ray S. Akamine, Robert A Archer, Albert V. Bruno, Rod Diridon, Sr., Robert G. Egan, F. Jac Gorry, Arthur K. Lund, V. Ronald Mancuso, D.D.S., Richard L. Mount
          Louis Oneal, Diane Rubino, Douglas L. Shen D.D.S. and Gary S Vandeweghe respectively, is hereby incorporated by reference t Exhibit (10) ae. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

22        Subsidiary of the Registrant

23        Consent of KPMG LLP

* Indicates management contract or compensation plan or arrangement.