Form 10-K/A
period 2000-12-31
SJNB FINANCIAL CORP
filed 2001-04-16
CIK 721161

United States

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                         (Amendment No. 1 to Form 10-K)

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

                    For the transition period from ________ to ________

                         Commission File Number 0-11771

                              SJNB Financial Corp.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

        California                              77-0058227
-----------------------------------        ------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)            Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA                       95113
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code    (408) 947-7562
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on a market value of $38.56 per share (the closing price of the Common Stock, as of February 28, 2001) was $120,605,000.

Number of shares of common stock outstanding as of February 28, 2001: 3,791,951 shares

                 Documents incorporated by reference:

Portions of the registrant's definitive proxy statement for the registrant's 2001 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A) are incorporated by reference into Part III of this Report.

Explanatory Note: The undersigned registrant hereby amends its Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 to (1) correct the last sentence of Note 13 of Item 8 thereof, (2) correct Item 14 thereof, and (3) refile Exhibits 10(m) and 10(o) to replace those documents previously filed with the executed copies of the amendments to the employment agreements of Messrs. Kenny and Blakeslee.


Part II

Item 8: Financial Statements and Supplementary Data

The following section includes the Company's Consolidated Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets-December 31, 2000 and 1999

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


KPMG LLP

San Francisco, California
January 17, 2001


----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Balance Sheets
December 31, 2000 and 1999
(in thousands)
----------------------------------------------------------------------------------------------------------------------------
Assets                                                                                          2000             1999
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                         $20,831          $18,938
Interest-bearing deposits in other banks                                                            599            2,042
Federal funds sold                                                                                7,240            7,000
Money market investments                                                                         38,475            5,651
Investment securities:
  Available for sale (includes securities subject to repurchase agreements
     Fair value: $10,024 at December 31, 2000 and $13,147 at December 31, 1999)
                                                                                               1190,878

  Held to maturity (Fair value: $18,646 at December 31, 2000
    and $20,708 at December 31,1999)                                                             18,627           22,196
----------------------------------------------------------------------------------------------------------------------------
    Total investment securities                                                                 128,787          113,074
----------------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                                463,314          403,318
Allowance for loan and lease losses                                                              (7,393)          (6,412)
----------------------------------------------------------------------------------------------------------------------------
  Loans and leases, net                                                                         455,921          396,906
----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                       5,444            5,564
Accrued interest receivable                                                                       3,968            3,202
Intangibles, net of accumulated amortization of  $3,059 at December 31, 2000
 and $2,620 at December 31, 1999.                                                                 2,952            3,617
Other assets                                                                                     23,560           12,087
----------------------------------------------------------------------------------------------------------------------------
     Total                                                                                     $687,777         $568,081
============================================================================================================================

Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------------------------
Deposits:
  Non interest-bearing                                                                         $130,130          $94,687
  Interest-bearing                                                                              455,213          379,046
----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                             585,343          473,733
----------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                                                  20,326           22,503
Other borrowings                                                                                 11,713           11,022
Accrued interest payable                                                                          2,412            1,720
Other liabilities                                                                                 4,400            5,884
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                          624,194          514,862
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized;
     none issued or outstanding in 2000 or 1999.                                                   ----             ----
  Common stock, no par value; 20,000 shares authorized ;
     3,747 and 3,593 shares issued and outstanding
    in 2000 and 1999 respectively.                                                               22,845           20,769
  Retained earnings                                                                              40,221           33,942
  Accumulated other comprehensive income (losses)                                                   517           (1,492)
----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                  63,583           53,219
----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                      ----             ----
----------------------------------------------------------------------------------------------------------------------------
     Total                                                                                     $687,777         $568,081
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Income
Years ended December 31, 2000, 1999 and 1998
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                              2000          1999          1998
----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans and leases                                               $44,942       $35,826       $31,252
  Interest on money market investments                                                  2,358         1,536         1,750
  Interest on time deposits                                                                73           107           169
  Interest and dividends on investment securities available for sale                    6,820         4,638         4,753
  Interest and dividends on investment securities held to maturity                      1,073         1,200         1,165
  Other interest and investment income (expense)                                           10           (50)           (9)
----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                              55,276        43,257        39,080
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Interest-bearing demand                                                             2,244         2,189         2,158
    Money market and savings                                                            6,481         3,938         3,931
    Certificates of deposit of $100 or more                                             7,490         4,992         4,073
    Certificates of deposit of less than $100                                           3,237         2,627         1,604
Federal Home Loan Bank advances                                                         1,331         1,361         1,398
 Other borrowings                                                                         867           585           313
----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                             21,650        15,692        13,477
----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                                33,626        27,565        25,603
----------------------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses                                                       725           862           436
----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
       loan and lease losses                                                           32,901        26,703        25,167
----------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                           1,067         1,044           950
  Other operating income                                                                  599           737           724
  Increase in cash surrender value of life insurance                                      542           218          ----
  Net (loss) gain on sale of securities available for sale                               (602)         (133)          150
----------------------------------------------------------------------------------------------------------------------------
     Total other income                                                                 1,606         1,866         1,824
----------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                                 9,642         9,180         8,048
  Occupancy                                                                             1,504         1,454         1,310
  Merger related costs, nonrecurring                                                    3,424           487          ----
  Other                                                                                 5,786         5,430         5,104
----------------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                              20,356        16,551        14,462
----------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                        14,151        12,018        12,529
Income taxes                                                                            5,527         4,901         5,040
----------------------------------------------------------------------------------------------------------------------------
     Net income                                                                        $8,624        $7,117        $7,489
============================================================================================================================

Basic earnings per share                                                                $2.35         $2.04         $2.06
============================================================================================================================
Diluted earnings per share                                                              $2.24         $1.91         $1.92
============================================================================================================================
Average common shares outstanding                                                       3,665         3,491         3,635
============================================================================================================================
Average common share equivalents outstanding                                            3,854         3,722         3,902
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


-----------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Shareholders' Equity and Comprehensive Income
Years ended December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated        Total
                                                                                                   Other           Share-
                                                                        Common    Retained     Comprehensive      holders'
(in thousands, except per share amounts)                      Shares    Stock     Earnings    Income (Losses)      Equity
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                                     3,640    $23,505    $23,353        $(94)           $46,764
-----------------------------------------------------------------------------------------------------------------------------
Net income for the year                                          ----       ----      7,489        ----              7,489
Change in net unrealized gain/loss on securities:
   Unrealized gains arising during the year, net of taxes        ----       ----       ----         329                329
    Reclassification adjustment for losses included in
        income, net of taxes                                     ----       ----       ----          47                 47
                                                                                                                -------------
Comprehensive income                                                                                                 7,865
                                                                                                                -------------
Stock options exercised                                            41        572       ----        ----                572
Common stock repurchase                                          (103)    (3,562)      (180)       ----             (3,742)
Issuance of common stock for Epic Funding Corp.                    12        501       ----        ----                501
Tax benefit from stock options exercised                         ----        445       ----        ----                445
Cash dividends ($0.56 per share)                                 ----       ----     (1,666)       ----             (1,666)
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                                     3,590     21,461     28,996         282             50,739
-----------------------------------------------------------------------------------------------------------------------------
Net income for the year                                          ----       ----      7,117        ----              7,117
Other comprehensive income-Unrealized loss
  on securities held for sale, net                               ----       ----       ----      (1,774)            (1,774)
                                                                                                                -------------
Comprehensive income                                                                                                 5,343
                                                                                                                -------------
Common stock issued                                                60      1,800       ----        ----              1,800
Stock options exercised                                            93        849       ----        ----                849
Common stock repurchase                                          (150)    (3,389)      (522)       ----             (3,911)
Tax benefit from stock options exercised                         ----         48       ----        ----                 48
Cash dividends ($0.56 per share)                                 ----       ----     (1,649)       ----             (1,649)
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                                     3,593     20,769     33,942      (1,492)            53,219
-----------------------------------------------------------------------------------------------------------------------------
Net income for the year                                          ----       ----      8,624        ----              8,624
Other comprehensive income-Unrealized gain
  on securities held for sale, net                               ----       ----       ----       2,009              2,009
                                                                                                                -------------
Comprehensive income                                                                                                10,633
                                                                                                                -------------
Stock options exercised                                           154      1,557       ----        ----              1,557
Tax benefit from stock options exercised                         ----        519       ----        ----                519
Cash dividends ($0.64 per share)                                 ----       ----     (2,345)       ----             (2,345)
-----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000                                     3,747    $22,845    $40,221        $517            $63,583
=============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


---------------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 2000,  1999 and 1998
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                 2000           1999             1998
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                           $8,624         $7,117         $7,489
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                                 725            862            436
      Depreciation and amortization                                                       844          1,279            790
      Amortization of intangibles                                                         439            456            457
      Deferred tax benefit                                                              1,199            361             57
      Loss (gain) on sale of securities available for sale                                602            133           (150)
      Net gain (loss) on sale of leased assets                                          -----             35            (12)


      Amortization of (discount) premium on investment securities, net                   (185)            10            (49)
      Decrease (increase) in intangible assets                                            226            (45)           (50)
      Increase in accrued interest receivable and other assets                         (5,304)        (3,561)          (393)
      (Decrease) increase in accrued interest payable and other liabilities              (618)           (24)         1,702
---------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                     6,552          6,623         10,277
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale or maturities of securities available for sale                    38,636         23,423         58,974
  Maturities of securities held to maturity                                             3,757          6,725         11,355
  Purchase of securities available for sale                                           (54,926)       (53,991)       (40,071)
  Purchase of securities to be held to maturity                                          (150)        (5,868)        (6,703)

  Net increase in loans and leases                                                    (59,898)       (64,996)       (43,070)
  Capital expenditures                                                                   (723)        (3,381)          (908)
  Purchase of life insurance policies                                                  (9,070)         -----         (3,953)
  Cash used to acquire Epic Funding Corp.                                               -----          -----           (206)

---------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                       (82,374)       (98,088)       (24,582)
---------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Net increase in deposits                                                            111,610         67,867         44,466
  Decrease in Federal Home Loan Bank borrowings                                        (2,177)          (169)          (287)
  Increase (decrease) in other borrowings                                                 691          3,997        (11,000)
  Cash dividends                                                                       (2,345)        (1,649)        (1,666)
  Common stock repurchased                                                              -----         (3,911)        (3,742)
  Common stock issued                                                                   -----          1,800          -----
  Proceeds from stock options exercised                                                 1,557            849            572
---------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                   109,336         68,784         28,343
---------------------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and equivalents                              33,514        (22,681)        14,038
Cash and equivalents at beginning of year                                              33,631         56,312         42,274
---------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                                   $67,145        $33,631        $56,312
=================================================================================================================================
Other cash flow information:
  Interest paid                                                                       $20,958        $15,268        $13,450
  Income taxes paid                                                                     5,832          5,544          4,016
=================================================================================================================================
Noncash transactions:

  Purchase of Epic Funding Corp.:
    Leases                                                                              -----          -----           $149
    Other assets                                                                        -----          -----            789
---------------------------------------------------------------------------------------------------------------------------------
      Total assets acquired                                                             -----          -----            938
  Cash paid and expenses incurred                                                       -----          -----           (206)
  Liabilities assumed:
    Other liabilities                                                                   -----          -----            231
---------------------------------------------------------------------------------------------------------------------------------
      Total liabilities assumed                                                         -----          -----            231
---------------------------------------------------------------------------------------------------------------------------------
Common stock issued, net of registration costs                                          -----          -----           $501
=================================================================================================================================

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

In connection with the Company's adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as described in note 1(f) below, the Company elected to reclassify all of its "Held to maturity" investments to "available for sale" as of January 1, 2001. The impact of this will be to account for the unrealized gain or loss in the held to maturity securities as an additional component of other comprehensive income included in shareholders' equity until realized. The amount of the net unrealized gain in the held to maturity classification was $19 as of December 31, 2000.

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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for entities which are required to apply SFAS No. 133. SFAS No. 137 deferred the effective date to the fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended on January 1, 2001 and there was no effect. As noted above the Bank currently has outstanding $30 million in derivative instruments as defined by SFAS No. 133. These derivative instruments will qualify as cash flow or fair market hedges in accordance with the Statement.

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

n.   Accounting   for   Transfers   and   Servicing  of  Financial   Assets  and
     Extinguishments of Liabilities

SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under this approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and replaces the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The Company did not have any significant transactions in which these Statements had any impact on its consolidated financial statements.

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

NOTE 4 - Investment Securities

Investment securities as of December 31, 2000 and 1999 are summarized as follows:

(dollars in thousands)                                                     December 31, 2000
-----------------------------------------------------------------------------------------------------------------
                                                                               Unrealized              Fair
                                                                     -------------------------------
                                                           Cost          Gains          Losses         Value
-----------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury                                              $1,496            $31         -----          $1,527
  U. S. Government Agencies                                  33,444            295          $(90)         33,649
  Mortgage Backed                                            56,120          1,567          (120)         57,567
  State and municipal                                         5,208            109            (4)          5,313
 Trust preferred                                              9,050             32          (607)          8,475
 Asset-backed                                                 3,607             29            (7)          3,629
-----------------------------------------------------------------------------------------------------------------
    Total available for sale                                108,925          2,063          (828)        110,160
-----------------------------------------------------------------------------------------------------------------
Held to Maturity:
  U.S. Government agencies                                      500              1         -----             501
  State and municipal (nontaxable)                           16,395            159          (141)         16,413
-----------------------------------------------------------------------------------------------------------------
    Total held to maturity                                   16,895            160          (141)         16,914
Federal Reserve Bank/Federal Home Loan Bank Stock             1,732          -----         -----           1,732
-----------------------------------------------------------------------------------------------------------------
    Total                                                    18,627            160          (141)         18,646
-----------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio                $127,552         $2,223         $(969)       $128,806
=================================================================================================================

                                                                           December 31, 1999
-----------------------------------------------------------------------------------------------------------------
                                                                               Unrealized              Fair
                                                                     -------------------------------
                                                           Cost          Gains          Losses         Value
-----------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury                                              $2,496             $3         -----          $2,499
  U. S. Government Agencies                                  37,337              8         $(732)         36,613
  Mortgage Backed                                            38,560          -----          (564)         37,996
  Asset-backed                                                2,000          -----           (22)          1,978
  Trust Preferred                                             7,062          -----          (479)          6,583
  Mutual funds                                                5,646          -----          (437)          5,209
-----------------------------------------------------------------------------------------------------------------
    Total available for sale                                 93,101             11        (2,234)         90,878
-----------------------------------------------------------------------------------------------------------------
Held to Maturity:
  U.S. Government agencies                                      499              3         -----             502
  State and municipal (nontaxable)                           17,828              8        (1,512)         16,324
  Mortgage Backed                                               657             13         -----             670
-----------------------------------------------------------------------------------------------------------------
    Total held to maturity                                   18,984             24        (1,512)         17,496
Federal Reserve Bank/Federal Home Loan Bank Stock             3,212          -----         -----           3,212
-----------------------------------------------------------------------------------------------------------------
    Total                                                    22,196             24        (1,512)         20,708
-----------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio                $115,297            $35       $(3,746)       $111,586
=================================================================================================================

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
                                           =============================


Interest and dividend income earned on investment securities for the years ended December 31, 2000, 1999 and 1998 are as follows:

Interest and dividend income

                                                                                  Interest and dividend income
(dollars in thousands)                                                        2000         1999          1998
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury                                                                $99          $146          $378
  U.S. Government agencies                                                   2,147         2,964         3,736
  State and municipal (nontaxable)                                              29          ----          ----
  State and municipal (taxable)                                                115          ----          ----
  Mortgage Backed                                                            3,257           851           301
  Asset-backed                                                                 376            72          ----
  Trust preferred                                                              645           300          ----
  Mutual funds                                                                 152           305           338
Securities held to maturity:
  U.S. Treasury                                                               ----            78            97
  U.S. Government agencies                                                      34           116           260
  State and municipal (nontaxable)                                             849           757           518
  Mortgage Backed                                                               26            89           146
Federal Reserve Bank/Federal Home Loan Bank Stock                              164           160           144
----------------------------------------------------------------------------------------------------------------------------
     Interest and dividend income                                           $7,893        $5,838        $5,918
============================================================================================================================

NOTE 5 - Loans

A summary of loans as of December 31, 2000, 1999 and 1998 is as follows:

(dollars in thousands)                                           2000                   1999                  1998
----------------------------------------------------------------------------------------------------------------------------
Commercial and other                                           $140,108               $123,873              $110,604
SBA                                                              53,371                 49,949                37,019
Leasing                                                          37,450                 20,837                 5,618
Factoring and asset-based                                        13,476                  9,901                 7,393
Real estate construction                                         54,667                 48,410                51,963
Real estate term                                                147,110                139,103               113,461
Consumer                                                         18,262                 12,448                10,839
Unearned fee income                                              (1,130)                (1,203)                 (954)
----------------------------------------------------------------------------------------------------------------------------
  Total loan and lease portfolio                                463,314                403,318               335,943
Less allowance for loan or lease losses                          (7,393)                (6,412)               (5,494)
----------------------------------------------------------------------------------------------------------------------------
     Loans and leases, net                                     $455,921               $396,906              $330,449
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

The following is an analysis of the allowance for loan and lease losses for the years ended December 31, 2000, 1999 and 1998:

(dollars in thousands)                                      2000                    1999                     1998
----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                  $6,412                  $5,494                   $5,071
Provision for loan or lease losses                             725                     861                      436
Charge-offs                                                   (411)                   (165)                    (299)
Recoveries                                                     667                     222                      286
----------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                        $7,393                  $6,412                   $5,494
============================================================================================================================

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

The Company has made loans to executive officers, directors and their affiliates in the ordinary course of business. An analysis of activity with respect to such loans during the years ended December 31, 2000, 1999 and 1998 is as follows:

(dollars in thousands)                                                2000                1999                 1998
----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                            $2,741              $1,749               $1,223
New loans disbursed                                                       21               2,717                1,340
Repayments of loans                                                   (2,189)             (1,725)                (814)
----------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                    $573              $2,741               $1,749
============================================================================================================================

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

NOTE 8 - Borrowings

Federal funds purchased and securities sold under agreements to repurchase and information relating to these borrowings are summarized below as of and for the years ended December 31:

(dollars in thousands)                                                       2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Federal funds purchased
   Balance at December 31,                                                  -----              $500            $5,000
   Weighted average interest rate at year end                               -----              5.50%             5.50%
   Maximum amount outstanding at any month end                             $9,000           $22,000            $5,000
   Average outstanding balance                                               $577            $1,801              $380
   Weighted average interest rate paid                                       7.00%             5.54%             6.40%
Securities sold under agreements to repurchase
   Balance at December 31,                                                 $9,645           $10,497             -----
   Weighted average interest rate at year end                                7.01%             5.80%            -----
   Maximum amount outstanding at any month end                            $10,497           $15,559           $12,000
   Average outstanding balance                                            $10,017            $7,421            $3,762
   Weighted average interest rate paid                                       6.65%             5.61%             5.59%

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

The Company had borrowings from the Federal Home Loan Bank bearing interest ranging from 5.67% to 7.59% as of December 31, 2000 and 5.82% to 6.74% as of December 31, 1999. The borrowings are secured by U. S. Government Agency securities and are due as follows as of December 31, 2000 and 1999:

Year                   2000               1999
---------------- ------------------ -----------------
2001                   $9,076             $9,096
2002                      723                735
2003                    2,616              2,639
2005                    6,892              6,933
2010                      246                274
2011                      773                826
---------------- ------------------ -----------------
Total                 $20,326            $20,503
================ ================== =================

NOTE 9 - Accumulated Other Comprehensive Income

Accumulated  other  comprehensive  income  is as  follows  for the  years  ended
December 31, 2000, 1999, and 1998:

                                                                    2000            1999           1998
--------------------------------------------------------------- -------------- --------------- --------------
Realized (losses) gains on securities available for sale, net       $(602)         $(133)           $150
Unrealized  appreciation  (loss) of securities  held for sale,      2,611         (1,641)            226
net
--------------------------------------------------------------- -------------- --------------- --------------
Other comprehensive income (loss)                                  $2,009        $(1,774)           $376
=============================================================== ============== =============== ==============

NOTE 10 - Earnings per Share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows:

(in thousands,                                                       Net                                     Per Share
except per share amounts)                                           Income                Shares              Amounts
----------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2000
Net income and basic EPS                                             $8,624                 3,665               $2.35
                                                                                                        ====================
Effect of stock option dilutive shares                                                        189
---------------------------------------------------------------------------------------------------------
Diluted earnings per share                                           $8,624                 3,854               $2.24
============================================================================================================================
For the year ended December 31, 1999
Net income and basic EPS                                             $7,117                 3,491               $2.04
                                                                                                        ====================
Effect of stock option dilutive shares                                                        231
---------------------------------------------------------------------------------------------------------
Diluted earnings per share                                           $7,117                 3,722               $1.91
============================================================================================================================
For the year ended December 31, 1998
Net income and basic EPS                                             $7,489                 3,635               $2.06
                                                                                                        ====================
Effect of stock option dilutive shares                                                        267
---------------------------------------------------------------------------------------------------------
Diluted earnings per share                                           $7,489                 3,902               $1.92
============================================================================================================================


NOTE 11 - Income Taxes

Income tax expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

(dollars in thousands)                                                  2000                1999               1998
----------------------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                                $5,065              $3,980              $3,899
  State                                                                   1,661               1,282               1,198
----------------------------------------------------------------------------------------------------------------------------
     Total current                                                        6,726               5,262               5,097
----------------------------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                                  (910)               (266)                (48)
  State                                                                    (289)                (95)                 (9)
----------------------------------------------------------------------------------------------------------------------------
    Total deferred                                                       (1,199)               (361)                (57)
----------------------------------------------------------------------------------------------------------------------------
       Income taxes                                                      $5,527              $4,901              $5,040
============================================================================================================================

Total income tax expense differed from the amount computed by applying the U. S. federal income tax rate of 34% in the years ended December 31, 2000, 1999 and 1998 to income before income taxes as a result of the following:

(dollars in thousands)                                                   2000               1999               1998
----------------------------------------------------------------------------------------------------------------------------
Computed "expected " tax expense                                         $4,811              $4,085             $4,259
California franchise tax, net of federal income tax                         905                 783                785
Amortization of intangible assets                                           130                 136                136
Federal tax-exempt investment income                                       (266)               (239)              (151)
Other                                                                       (53)                136                 11
----------------------------------------------------------------------------------------------------------------------------
     Income taxes                                                        $5,527              $4,901             $5,040
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

NOTE 12 - Detail of Other Expense

Other expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

(dollars in thousands)                                  2000         1999          1998
---------------------------------------------------------------------------------------------
Data processing                                            $747         $676         $741
Directors and shareholders                                  660          673          469
Legal and professional fees                                 641          701          520
Client services                                             613          585          495
Amortization of core deposit intangibles and goodwill       439          455          457

Net cost of other real estate owned                        ----          (47)           7
Other                                                     2,686        2,387        2,415
---------------------------------------------------------------------------------------------
  Total                                                  $5,786       $5,430       $5,104
=============================================================================================

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



(dollars in thousands, except per share amounts)                2000                  1999                   1998
----------------------------------------------------------------------------------------------------------------------------
Net income:
  As reported                                                   $8,624                $7,117                 $7,489
  Pro forma                                                      7,841                 6,261                  6,432
----------------------------------------------------------------------------------------------------------------------------
Net income per share:
  Basic, as reported                                             $2.35                 $2.04                  $2.06
  Basic, pro forma                                                2.14                  1.79                   1.77
----------------------------------------------------------------------------------------------------------------------------
  Diluted, as reported                                           $2.24                 $1.91                  $1.92
  Diluted, pro forma                                              2.03                  1.68                   1.65

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

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in the following years:

Assumptions:                  2000                1999                1998
------------------------------------------ ------------------- -----------------
   Dividend yield             2.2%                2.0%                1.8%
   Volatility                31.2%               46.7%               50.0%
   Risk free interest rate    6.2%                5.4%                5.0%
   Expected lives (years)     4.9                 7.2                 6.4

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

Activity under the stock plans is as follows:

                                                          Weighted
                                   Number                  Average
                                     of                   Exercise
Options                            Shares                   Price
---------------------------------------------------------------------------
Balances, December 31, 1997         527,157                  $12.03
  Granted                           428,950                   30.09
  Cancelled                        (198,230)                  35.25
  Exercised                         (41,233)                  13.87
---------------------------------------------------------------------------
Balances, December 31, 1998         716,644                   16.31
  Granted                           158,170                   27.93
  Cancelled                         (32,632)                  25.51
  Exercised                         (90,965)                   9.34
---------------------------------------------------------------------------
Balances, December 31, 1999         751,217                   19.21
---------------------------------------------------------------------------
  Granted                            93,186                   30.17
  Cancelled                         (26,258)                  26.25
  Exercised                        (155,978)                  10.12
---------------------------------------------------------------------------
Balances, December 31, 2000         662,167                  $22.62
===========================================================================

The weighted-average fair value of options granted during 2000, 1999 and 1998 was $9.05, $12.34 and $12.30, respectively.

The following table summarizes options outstanding and exercisable at December 31, 2000:

                                        Options Outstanding                                 Options Exercisable
                    --------------------------------------------------------------------------------------------------------
                               Number                       Weighted                       Number              Weighted
      Range of              Outstanding                     Average                     Exercisable             Average
      Exercise                 as of                Remaining       Exercise               as of               Exercise
       Prices            December 31, 2000            Life            Price          December 31, 2000           Price
----------------------------------------------------------------------------------------------------------------------------
   $5.38-      $6.43             66,650               3.14            $5.94                  66,650               $5.94
    6.90-       9.31              8,810               3.86             7.68                   8,810                7.68
   11.50-      14.31             49,010               4.63             9.56                  49,010                9.56
   16.38-      19.94             59,920               5.51            16.98                  59,120               16.94
   22.69-      24.88             36,542               7.28            22.95                  34,408               22.91
   25.00-      26.56             66,250               6.64            25.38                  46,500               25.22
   26.69-      26.69            156,360               7.81            26.69                  91,648               26.69
   27.19-      27.50             49,452               8.26            27.33                  19,420               27.33
   27.63-      27.63             55,400               8.19            27.63                  22,160               27.63
   27.79-      36.06            113,773               9.36            30.32                   9,668               30.56
----------------------------------------------------------------------------------------------------------------------------
   $5.38-     $36.06            662,167               7.03           $22.62                 407,394              $19.10
============================================================================================================================

Options exercisable as of December 31, 1999 were 453,799 and had a weighted average exercise price of $14.31. Options exercisable as of December 31, 1998 were 370,025 and had a weighted average exercise price of $9.38.

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

Years Ending December 31,
------------------------------------------ ------------------
(in thousands)
2001                                              $405
2002                                               409
2003                                               342
2004                                               220
------------------------------------------ ------------------
Total minimum lease payments                    $1,376
========================================== ==================

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

The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 as of December 31, 2000 and 1999:

Fair Value of Financial Instruments
(dollars in thousands)                                                       2000                          1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                   Carrying         Fair         Carrying         Fair
Financial assets                                                     Value          Value          Value          Value
-----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks (including federal funds sold)               $28,670        $28,674        $27,980        $27,980
Money market investments                                              38,475         38,486          5,651          5,655
Investment securities                                                128,787        128,806        113,074        111,586
Loans and leases, net                                                455,921        463,883        396,906        397,476
Accrued interest receivable                                            3,968          3,968          3,202          3,202

Financial liabilities
-----------------------------------------------------------------------------------------------------------------------------
Deposits                                                             585,343        585,982        473,733        474,250
Federal funds purchased, securities sold under
  repurchase agreements, FHLB advances and other borrowings           32,039         33,219         33,525         34,633

Off balance sheet Financial Instruments
-----------------------------------------------------------------------------------------------------------------------------
Interest rate swap contract purchased                                   ----            501           ----           ----

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

Other borrowings - A reasonable estimate of the fair value of federal funds purchased is the carrying amount because of the relatively short period of time between the origination of the instrument and its expected maturity.

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



NOTE 16 - SJNB Financial Corp.
(Parent Company Only)

The following are the financial statements of SJNB Financial Corp. (parent company only):

------------------------------------------------------------------------------
Balance Sheets
December 31, 2000 and 1999
(dollars in thousands)                               2000          1999
------------------------------------------------------------------------------
Assets
Cash and equivalents                                  $1,085        $1,847
Real estate loans                                       ----           123
Investment in the Bank                                61,686        50,898
Other assets                                             812           351
------------------------------------------------------------------------------
     Total assets                                    $63,583       $53,219
==============================================================================
Liabilities and Shareholders' Equity
Total liabilities-Accounts payable                      ----          ----
------------------------------------------------------------------------------
Common stock                                         $22,845       $20,769
Retained earnings                                     40,221        33,942
Accumulated other comprehensive income (losses)          517        (1,492)
------------------------------------------------------------------------------
     Total shareholders' equity                       63,583        53,219
------------------------------------------------------------------------------
     Total liabilities and shareholders' equity      $63,583       $53,219
==============================================================================


-------------------------------------------------------------------------------------------
Statements of Income
Years Ended December 31, 2000, 1999 and 1998
(dollars in thousands)                              2000          1999           1998
-------------------------------------------------------------------------------------------
Cash dividend received from Bank                     $500        $4,979         $4,470
Interest income and fees on loans                      60            30             79
Other expense                                        (314)         (280)          (222)
-------------------------------------------------------------------------------------------
Income before taxes                                   246         4,729          4,327
Income tax benefit                                    101            97             58
-------------------------------------------------------------------------------------------
Income before undistributed income of the Bank        347         4,826          4,385
Equity in undistributed income of the Bank          8,277         2,291          3,104
-------------------------------------------------------------------------------------------
Net income                                         $8,624        $7,117         $7,489
===========================================================================================


----------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998
(dollars in thousands)                                                           2000            1999            1998
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                     $8,624          $7,117          $7,489
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Increase in other assets                                                   (444)           (439)           (609)
        (Decrease) increase in other liabilities                                   ----             (98)            631
        Equity in undistributed income of the Bank                               (8,277)         (2,291)         (3,104)
----------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by operating activities                       (97)          4,289           4,407
----------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
    Decrease in loans, net                                                          123             413             124
    Cash dividend                                                                (2,345)         (1,649)         (1,666)
    Common stock repurchased                                                       ----          (3,911)         (3,742)
    Stock options exercised                                                       1,557           2,649             572
----------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                    (665)         (2,498)         (4,712)
----------------------------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and equivalents                                  (762)          1,791            (305)
  Cash and equivalents at beginning of year                                       1,847              56             361
----------------------------------------------------------------------------------------------------------------------------
  Cash and equivalents at end of year                                            $1,085          $1,847             $56
============================================================================================================================
Noncash transaction:
  Contribution of stock used in the acquisition of
    Epic Funding Corp.                                                             ----            ----            $501
                                                                           =================================================

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

The table below summarizes the Tier 1 and total risk-based capital ratios and leverage capital ratios of the Company and the Bank as of December 31:

Risk-based and Leverage Capital Ratios
(dollars in thousands)
                                                            2000                            1999
                                              -----------------------------------------------------------------
Company-Risk-based                                  Amount           Ratio         Amount          Ratio
------------------
                                              -----------------------------------------------------------------
Tier 1 capital                                       $60,115       11.04%           $50,371       11.08%
Tier 1 capital minimum requirement                    21,779        4.00             18,177        4.00
                                              -----------------------------------------------------------------
  Excess                                             $38,336        7.04%           $32,194        7.08%
                                              =================================================================
Total capital                                        $66,928       12.29%           $56,060       12.34%
Total capital minimum requirement                     43,559        8.00             36,354        8.00
                                              -----------------------------------------------------------------
  Excess                                             $23,369        4.29%           $19,706        4.34%
                                              =================================================================
Risk-adjusted assets                                $544,485                       $454,429
                                              ===================              ================

Company-Leverage
Tier 1 capital                                       $60,115        8.94%           $50,371        8.88%
Minimum leverage ratio requirement                    26,902        4.00             22,685        4.00
                                              -----------------------------------------------------------------
  Excess                                             $33,213        4.94%           $27,686        4.88%
                                              =================================================================
Average total assets                                $672,555                       $567,130
                                              ===================              ================

Bank-Risk-based
Tier 1 capital                                       $58,217       10.75%           $48,050       10.57%
Tier 1 capital minimum requirement                    21,667        4.00             18,180        4.00
                                              -----------------------------------------------------------------
  Excess                                             $36,550        6.75%           $29,870        6.57%
                                              =================================================================
Total capital                                        $64,995       12.00%           $53,740       11.82%
Total capital minimum requirement                     43,334        8.00             36,360        8.00
                                              -----------------------------------------------------------------
  Excess                                             $21,661        4.00%           $17,380        3.82%
                                              =================================================================
Risk-adjusted assets                                $541,671                       $454,503
                                              ===================              ================

Bank-Leverage
Tier 1 capital                                       $58,217        8.66%           $48,050        8.47%
Minimum leverage ratio requirement                    26,879        4.00             22,679        4.00
                                              -----------------------------------------------------------------
  Excess                                             $31,338        4.66%           $25,371        4.47%
                                              =================================================================
Average total assets                                $671,976                       $566,978
                                              ===================              ================

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

(a) 1.    All Financial Statements

See Index to Financial Statements on 1 hereof.

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

(3)(i). The Registrant's restated Articles of Incorporation are hereby incorporated by reference from Exhibit(3) (i) of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999. (3) (ii). The Registrant's Restated Bylaws as of February 23, 2000 are hereby incorporated by reference to Exhibit 3
          (ii) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)a. The Registrant's 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)b.   Amendment   No . 1  to  the  1992   Employee   Stock  Option  Plan  is
          hereby incorporated by reference to Exhibit (10) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

*(10)j. The Saratoga Bancorp 1994 Stock Option Plan (Amended) is hereby incorporated by reference to Exhibit (10) j. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)k. Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Stock Option Agreement for Outside Directors is hereby incorporated by reference to Exhibit (10)
          k. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)m. Amendment No. 1 To Employment Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000.

*(10)n. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

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

(10)r.    Agreement  of   Purchase   and  Sale  dated  July  27, 1988  for 12000
          Saratoga-Sunnyvale Road, Saratoga, CA is hereby incorporated by reference to Exhibit (10) p. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)s. Form of Director Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively, is hereby incorporated by reference to Exhibit (10) q. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)t. Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively, is hereby incorporated by reference to Exhibit
          (10) r. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)u. Form of Director Surrogate Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) s. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)v. Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) t. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)w. Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) u. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)x. Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) v. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)y. Richard L. Mount Executive Supplemental Compensation Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) w. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)z. Richard L. Mount Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) x. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)aa. Richard L. Mount Executive Benefits Agreement dated June 18, 1999 is hereby incorporated by reference to Exhibit (10) y. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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


*(10)ae. Form of Director Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and Ray S. Akamine, Robert
          A. Archer, Albert V. Bruno, Rod Diridon, Sr., Robert G. Egan, F. Jack Gorry, Arthur K. Lund, V. Ronald Mancuso, D.D.S., Richard L. Mount, Louis Oneal, Diane Rubino, and Gary S. Vandeweghe and Douglas L. Shen, D.D.S.., respectively, is hereby incorporated by reference to Exhibit
          (10) ae. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

22        Subsidiary of the Registrant is hereby incorporated by reference to
          Exhibit 22 of the Registrant's Annual R eport on Form 10-K for the year ended December 31, 2000.

23        Consent of KPMG LLP

*  Indicates management contract or compensation plan or arrangement.


(b)  Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 13, 2001                  SJNB Financial Corp.

By:   S/J.R. Kenny                      By: S/E.E. Blakeslee
   ------------------                 ---------------------------
     James R. Kenny                   Eugene E. Blakeslee
     President and                    Executive Vice President and
     Chief Executive Officer          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   S/J.R. Kenny
--------------------------------------------
James R. Kenny
President, Chief Executive Officer
and Director
(Principal Executive Officer)
April 13, 2001
   S/E.E. Blakeslee
--------------------------------------------
Eugene E. Blakeslee
Executive Vice President and
Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer
April 13, 2001

   S/V. E. Aboukhater
--------------------------------------------
Victor E. Aboukhater, Director
April 13, 2001
   S/R.S. Akamine
--------------------------------------------
Ray S. Akamine, Director
April 13, 2001
   S/R.A. Archer
--------------------------------------------
Robert A. Archer
Chairman and Director
April 13, 2001
   S/A.V. Bruno
--------------------------------------------
Albert V. Bruno, Director
April 13, 2001
   S/R. Diridon, Sr.
--------------------------------------------
Rod Diridon, Sr., Director
April 13, 2001
   S/R. G. Egan
--------------------------------------------
Robert G. Egan, Director
April 13, 2001
   S/F.J. Gorry
--------------------------------------------
F. Jack Gorry, Director
April 13, 2001
   S/W. D. Kron
--------------------------------------------
William D. Kron, Director
April 13, 2001
   S/A.K. Lund
--------------------------------------------
Arthur K. Lund, Director
April 13, 2001
   S/V. R. Mancuso, D.D.S.
--------------------------------------------
V. Ronald Mancuso, D.D.S., Director
April 13, 2001
    S/R. L. Mount
--------------------------------------------
Richard L. Mount, Director
April 13, 2001
   S/L. Oneal
--------------------------------------------
Louis Oneal, Director
April 13,3 2001

   S/D. Rubino
--------------------------------------------
Diane Rubino, Director
April 13, 2001
   S/D.L. Shen
--------------------------------------------
Douglas L. Shen, Director
April 13, 2001
   S/G.S. Vandeweghe
--------------------------------------------
Gary S. Vandeweghe, Director
April 13, 2001

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

*(10)e.   The    Registrant's    Amended    1996    Stock    Optio  n  Plan   is
          hereby incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 filed June 15, 1999, under Registration No. 333-80683

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

*(10)j. The Saratoga Bancorp 1994 Stock Option Plan (Amended) is hereby incorporated by reference to Exhibit (10) j. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)k. Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Stock Option Agreement for Outside Directors is hereby incorporated by reference to Exhibit (10)
          k. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)l.   Agreement   between   James   R  . Kenny and SJNB Financial Corp. and
          San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10)m.   Amendment  No. 1   To    Employment  Agreement    between   James   R.
          Kenny and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000.

*(10)n. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

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

(10) q. Sublease by and between McWhorter's Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995, and September 21, 1995, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

(10)r. Agreement of Purchase and Sale dated July 27, 1988 for 12000 Saratoga-Sunnyvale Road, Saratoga, CA is hereby incorporated by reference to Exhibit (10) p. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)s. Form of Director Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively, is hereby incorporated by reference to Exhibit (10) q. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)t. Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively, is hereby incorporated by reference to Exhibit
          (10) r. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)u. Form of Director Surrogate Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) s. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)v. Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) t. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)w. Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) u. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)x. Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) v. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)y. Richard L. Mount Executive Supplemental Compensation Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) w. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)z. Richard L. Mount Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) x. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)aa. Richard L. Mount Executive Benefits Agreement dated June 18, 1999 is hereby incorporated by reference to Exhibit (10) y. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)ae. Form of Director Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and Ray S. Akamine, Robert
          A. Archer, Albert V. Bruno, Rod Diridon, Sr., Robert G. Egan, F. Jack Gorry, Arthur K. Lund, V. Ronald Mancuso, D.D.S., Richard L. Mount, Louis Oneal, Diane Rubino, and Gary S. Vandeweghe and Douglas L. Shen, D.D.S.., respectively, is hereby incorporated by reference to Exhibit
          (10) ae. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

22        Subsidiary of the Registrant is hereby incorporated by reference to
          Exhibit 22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

23        Consent of KPMG LLP

*  Indicates   management   contract  or   compensation   plan  or arrangement.