Form 10-K/A
SJNB FINANCIAL CORP
filed 2001-04-24
CIK 721161

United States
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                         (Amendment No. 2 to Form 10-K)

                   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___________ to ______________

                         Commission File Number 0-11771

                              SJNB Financial Corp.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      California                                       77-0058227
-------------------------------               ----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA                      95113
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    (408) 947-7562
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

Explanatory Note: The undersigned registrant hereby amends its Amendment No. 1 to Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 to include Exhibits 10(m), 10(o) and 23, which were inadvertently omitted from that filing.

Part II

Item 8: Financial Statements and Supplementary Data

The following section includes the Company's Consolidated Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets-December 31, 2000 and 1999

         Consolidated Statements of Income for the Years Ended December 31,2000, 1999 and 1998

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
=============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.



------------------------------------------------------------------------------------------------------------------------------------
SJNB Financial Corp. and subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 2000,  1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                    2000           1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                              $8,624         $7,117         $7,489
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                                    725            862            436
      Depreciation and amortization                                                          844          1,279            790
      Amortization of intangibles                                                            439            456            457
      Deferred tax benefit                                                                 1,199            361             57
      Loss (gain) on sale of securities available for sale                                   602            133           (150)
      Net gain (loss) on sale of leased assets                                             -----             35            (12)


      Amortization of (discount) premium on investment securities, net                      (185)            10            (49)
      Decrease (increase) in intangible assets                                               226            (45)           (50)
      Increase in accrued interest receivable and other assets                            (5,304)        (3,561)          (393)
      (Decrease) increase in accrued interest payable and other liabilities                 (618)           (24)         1,702
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                        6,552          6,623         10,277
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale or maturities of securities available for sale                       38,636         23,423         58,974
  Maturities of securities held to maturity                                                3,757          6,725         11,355
  Purchase of securities available for sale                                              (54,926)       (53,991)       (40,071)
  Purchase of securities to be held to maturity                                             (150)        (5,868)        (6,703)

  Net increase in loans and leases                                                       (59,898)       (64,996)       (43,070)
  Capital expenditures                                                                      (723)        (3,381)          (908)
  Purchase of life insurance policies                                                     (9,070)         -----         (3,953)
  Cash used to acquire Epic Funding Corp.                                                  -----          -----           (206)

------------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                          (82,374)       (98,088)       (24,582)
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Net increase in deposits                                                               111,610         67,867         44,466
  Decrease in Federal Home Loan Bank borrowings                                           (2,177)          (169)          (287)
  Increase (decrease) in other borrowings                                                    691          3,997        (11,000)
  Cash dividends                                                                          (2,345)        (1,649)        (1,666)
  Common stock repurchased                                                                 -----         (3,911)        (3,742)
  Common stock issued                                                                      -----          1,800          -----
  Proceeds from stock options exercised                                                    1,557            849            572
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                      109,336         68,784         28,343
------------------------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and equivalents                                 33,514        (22,681)        14,038
Cash and equivalents at beginning of year                                                 33,631         56,312         42,274
------------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                                      $67,145        $33,631        $56,312
====================================================================================================================================
Other cash flow information:
  Interest paid                                                                          $20,958        $15,268        $13,450
  Income taxes paid                                                                        5,832          5,544          4,016
==================================================================================================
Noncash transactions:

  Purchase of Epic Funding Corp.:
    Leases                                                                                 -----          -----         $149
    Other assets                                                                           -----          -----          789
-----------------------------------------------------------------------------------------------------------------------------------
      Total assets acquired                                                                -----          -----          938
  Cash paid and expenses incurred                                                          -----          -----         (206)
  Liabilities assumed:
    Other liabilities                                                                      -----          -----          231
-----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities assumed                                                            -----          -----          231
-----------------------------------------------------------------------------------------------------------------------------------
Common stock issued, net of registration costs                                             -----          -----         $501
====================================================================================================================================

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

NOTE 4 - Investment Securities

Investment securities as of December 31, 2000 and 1999 are summarized as follows:

(dollars in thousands)                                                 December 31, 2000
--------------------------------------------------------------------------------------------------------------
                                                                            Unrealized                 Fair
                                                                  -------------------------------
                                                        Cost             Gains          Losses         Value
--------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury                                           $1,496            $31         -----          $1,527
  U. S. Government Agencies                               33,444            295          $(90)         33,649
  Mortgage Backed                                         56,120          1,567          (120)         57,567
  State and municipal                                      5,208            109            (4)          5,313
 Trust preferred                                           9,050             32          (607)          8,475
 Asset-backed                                              3,607             29            (7)          3,629
--------------------------------------------------------------------------------------------------------------
    Total available for sale                             108,925          2,063          (828)        110,160
--------------------------------------------------------------------------------------------------------------
Held to Maturity:
  U.S. Government agencies                                   500              1         -----             501
  State and municipal (nontaxable)                        16,395            159          (141)         16,413
--------------------------------------------------------------------------------------------------------------
    Total held to maturity                                16,895            160          (141)         16,914
Federal Reserve Bank/Federal Home Loan Bank Stock          1,732          -----         -----           1,732
--------------------------------------------------------------------------------------------------------------
    Total                                                 18,627            160          (141)         18,646
--------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio             $127,552         $2,223         $(969)       $128,806
==============================================================================================================


                                                                                     December 31, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                          Unrealized              Fair
                                                                                -------------------------------
                                                                      Cost          Gains          Losses         Value
----------------------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury                                                         $2,496             $3         -----          $2,499
  U. S. Government Agencies                                             37,337              8         $(732)         36,613
  Mortgage Backed                                                       38,560          -----          (564)         37,996
  Asset-backed                                                           2,000          -----           (22)          1,978
  Trust Preferred                                                        7,062          -----          (479)          6,583
  Mutual funds                                                           5,646          -----          (437)          5,209
----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                                            93,101             11        (2,234)         90,878
----------------------------------------------------------------------------------------------------------------------------
Held to Maturity:
  U.S. Government agencies                                                 499              3         -----             502
  State and municipal (nontaxable)                                      17,828              8        (1,512)         16,324
  Mortgage Backed                                                          657             13         -----             670
----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                                              18,984             24        (1,512)         17,496
Federal Reserve Bank/Federal Home Loan Bank Stock                        3,212          -----         -----           3,212
----------------------------------------------------------------------------------------------------------------------------
    Total                                                               22,196             24        (1,512)         20,708
----------------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio                           $115,297            $35       $(3,746)       $111,586
============================================================================================================================

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
                                           =============================


Interest and dividend income earned on investment securities for the years ended December 31, 2000, 1999 and 1998 are as follows:

Interest and dividend income

                                                                                  Interest and dividend income
(dollars in thousands)                                                     2000             1999           1998
-----------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury                                                                $99          $146            $378
  U.S. Government agencies                                                   2,147         2,964           3,736
  State and municipal (nontaxable)                                              29          ----            ----
  State and municipal (taxable)                                                115          ----            ----
  Mortgage Backed                                                            3,257           851             301
  Asset-backed                                                                 376            72            ----
  Trust preferred                                                              645           300            ----
  Mutual funds                                                                 152           305             338
Securities held to maturity:
  U.S. Treasury                                                               ----            78              97
  U.S. Government agencies                                                      34           116             260
  State and municipal (nontaxable)                                             849           757             518
  Mortgage Backed                                                               26            89             146
Federal Reserve Bank/Federal Home Loan Bank Stock                              164           160             144
-----------------------------------------------------------------------------------------------------------------------
     Interest and dividend income                                           $7,893        $5,838          $5,918
=======================================================================================================================

NOTE 5 - Loans

A summary of loans as of December 31, 2000, 1999 and 1998 is as follows:

(dollars in thousands)                                           2000                   1999                  1998
----------------------------------------------------------------------------------------------------------------------------
Commercial and other                                           $140,108               $123,873              $110,604
SBA                                                              53,371                 49,949                37,019
Leasing                                                          37,450                 20,837                 5,618
Factoring and asset-based                                        13,476                  9,901                 7,393
Real estate construction                                         54,667                 48,410                51,963
Real estate term                                                147,110                139,103               113,461
Consumer                                                         18,262                 12,448                10,839
Unearned fee income                                              (1,130)                (1,203)                 (954)
----------------------------------------------------------------------------------------------------------------------------
  Total loan and lease portfolio                                463,314                403,318               335,943
Less allowance for loan or lease losses                          (7,393)                (6,412)               (5,494)
----------------------------------------------------------------------------------------------------------------------------
     Loans and leases, net                                     $455,921               $396,906              $330,449
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
=============================================================== ============== =============== ==============

NOTE 10 - Earnings per Share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows:

(in thousands,                                                       Net                                     Per Share
except per share amounts)                                           Income                Shares              Amounts
----------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2000
Net income and basic EPS                                             $8,624                 3,665               $2.35
                                                                                                        ====================
Effect of stock option dilutive shares                                                        189
---------------------------------------------------------------------------------------------------------
Diluted earnings per share                                           $8,624                 3,854               $2.24
============================================================================================================================
For the year ended December 31, 1999
Net income and basic EPS                                             $7,117                 3,491               $2.04
                                                                                                        ====================
Effect of stock option dilutive shares                                                        231
---------------------------------------------------------------------------------------------------------
Diluted earnings per share                                           $7,117                 3,722               $1.91
============================================================================================================================
For the year ended December 31, 1998
Net income and basic EPS                                             $7,489                 3,635               $2.06
                                                                                                        ====================
Effect of stock option dilutive shares                                                        267
---------------------------------------------------------------------------------------------------------
Diluted earnings per share                                           $7,489                 3,902               $1.92
============================================================================================================================


NOTE 11 - Income Taxes

Income tax expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:


(dollars in thousands)      2000                1999               1998
--------------------------------------------------------------------------------
Current:
  Federal                    $5,065              $3,980              $3,899
  State                       1,661               1,282               1,198
--------------------------------------------------------------------------------
     Total current            6,726               5,262               5,097
--------------------------------------------------------------------------------
Deferred:
  Federal                      (910)               (266)                (48)
  State                        (289)                (95)                 (9)
--------------------------------------------------------------------------------
    Total deferred           (1,199)               (361)                (57)
--------------------------------------------------------------------------------
       Income taxes          $5,527              $4,901              $5,040
================================================================================


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
============================================================================================================================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below:

(dollars in thousands)                                                                     2000                1999
-----------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Provision for loan or lease losses                                                        $2,414              $2,193
  Purchase accounting adjustments                                                               65                  95
  Foreclosure income                                                                            43                  43
  State taxes                                                                                  527                 426
  Deferred compensation                                                                      1,275                 353
  Securities available for sale                                                               ----                 936
-----------------------------------------------------------------------------------------------------------------------------
    Total gross deferred tax assets                                                          4,324               4,046
-----------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation and amortization                                                                 32                  43
  Leases                                                                                         2                   2
  Securities available for sale                                                                345                ----
  Other                                                                                        152                 126
-----------------------------------------------------------------------------------------------------------------------------
    Total gross deferred tax liabilities                                                       531                 171
-----------------------------------------------------------------------------------------------------------------------------
      Net deferred tax assets                                                               $3,793              $3,875
=============================================================================================================================

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

NOTE 12 - Detail of Other Expense

Other expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

(dollars in thousands)                                    2000         1999          1998
-----------------------------------------------------------------------------------------------
Data processing                                              $747         $676         $741
Directors and shareholders                                    660          673          469
Legal and professional fees                                   641          701          520
Client services                                               613          585          495
Amortization of core deposit intangibles and goodwill         439          455          457

Net cost of other real estate owned                          ----          (47)           7
Other                                                       2,686        2,387        2,415
-----------------------------------------------------------------------------------------------
  Total                                                    $5,786       $5,430       $5,104
===============================================================================================

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

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in the following years:

Assumptions:                    2000                1999                1998
-------------------------------------------- ------------------- ---------------
   Dividend yield               2.2%                2.0%                1.8%
   Volatility                  31.2%               46.7%               50.0%
   Risk free interest rate      6.2%                5.4%                5.0%
   Expected lives (years)       4.9                 7.2                 6.4

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

Activity under the stock plans is as follows:

                                                           Weighted
                                    Number                  Average
                                      of                   Exercise
Options                             Shares                   Price
----------------------------------------------------------------------------
Balances, December 31, 1997          527,157                  $12.03
  Granted                            428,950                   30.09
  Cancelled                         (198,230)                  35.25
  Exercised                          (41,233)                  13.87
----------------------------------------------------------------------------
Balances, December 31, 1998          716,644                   16.31
  Granted                            158,170                   27.93
  Cancelled                          (32,632)                  25.51
  Exercised                          (90,965)                   9.34
----------------------------------------------------------------------------
Balances, December 31, 1999          751,217                   19.21
----------------------------------------------------------------------------
  Granted                             93,186                   30.17
  Cancelled                          (26,258)                  26.25
  Exercised                         (155,978)                  10.12
----------------------------------------------------------------------------
Balances, December 31, 2000          662,167                  $22.62
============================================================================

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

NOTE 16 - SJNB Financial Corp.
(Parent Company Only)

The following are the financial statements of SJNB Financial Corp. (parent company only):

--------------------------------------------------------------------------------
Balance Sheets
December 31, 2000 and 1999
(dollars in thousands)                                   2000          1999
--------------------------------------------------------------------------------
Assets
Cash and equivalents                                      $1,085        $1,847
Real estate loans                                           ----           123
Investment in the Bank                                    61,686        50,898
Other assets                                                 812           351
--------------------------------------------------------------------------------
     Total assets                                        $63,583       $53,219
================================================================================
Liabilities and Shareholders' Equity
Total liabilities-Accounts payable                          ----          ----
--------------------------------------------------------------------------------
Common stock                                             $22,845       $20,769
Retained earnings                                         40,221        33,942
Accumulated other comprehensive income (losses)              517        (1,492)
--------------------------------------------------------------------------------
     Total shareholders' equity                           63,583        53,219
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity          $63,583       $53,219
================================================================================


----------------------------------------------------------------------------------------------------------------------------
Statements of Income
Years Ended December 31, 2000, 1999 and 1998
(dollars in thousands)                                                               2000          1999           1998
----------------------------------------------------------------------------------------------------------------------------
Cash dividend received from Bank                                                      $500        $4,979         $4,470
Interest income and fees on loans                                                       60            30             79
Other expense                                                                         (314)         (280)          (222)
----------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                                    246         4,729          4,327
Income tax benefit                                                                     101            97             58
----------------------------------------------------------------------------------------------------------------------------
Income before undistributed income of the Bank                                         347         4,826          4,385
Equity in undistributed income of the Bank                                           8,277         2,291          3,104
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $8,624        $7,117         $7,489
============================================================================================================================



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

Date:  April 24, 2001                        SJNB Financial Corp.

By:   S/J.R. Kenny                           By:  S/E.E. Blakeslee
   --------------------------                  -------------------------------
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

S/J.R. Kenny
-----------------------------------------
James R. Kenny
President, Chief Executive Officer
and Director
(Principal Executive Officer)
April 24, 2001
S/E.E. Blakeslee
-----------------------------------------
Eugene E. Blakeslee
Executive Vice President and
Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer
April 24, 2001

S/V. E. Aboukhater
-----------------------------------------
Victor E. Aboukhater, Director
April 24, 2001
S/R.S. Akamine
-----------------------------------------
Ray S. Akamine, Director
April 24, 2001
S/R.A. Archer
-----------------------------------------
Robert A. Archer
Chairman and Director
April 24, 2001
S/A.V. Bruno
-----------------------------------------
Albert V. Bruno, Director
April 24, 2001
S/R. Diridon, Sr.
-----------------------------------------
Rod Diridon, Sr., Director
April 24, 2001
S/R. G. Egan
-----------------------------------------
Robert G. Egan, Director
April 24, 2001
S/F.J. Gorry
-----------------------------------------
F. Jack Gorry, Director
April 24, 2001
S/W. D. Kron
-----------------------------------------
William D. Kron, Director
April 24, 2001
S/A.K. Lund
-----------------------------------------
Arthur K. Lund, Director
April 24, 2001
S/V. R. Mancuso, D.D.S.
-----------------------------------------
V. Ronald Mancuso, D.D.S., Director
April 24, 2001
S/R. L. Mount
-----------------------------------------
Richard L. Mount, Director
April 24, 2001
S/L. Oneal
-----------------------------------------
Louis Oneal, Director
April 24, 2001

S/D. Rubino
-----------------------------------------
Diane Rubino, Director
April 24, 2001
S/D.L. Shen
-----------------------------------------
Douglas L. Shen, Director
April 24, 2001
S/G.S. Vandeweghe
-----------------------------------------
Gary S. Vandeweghe, Director
April 24, 2001

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