Form 10-Q
period 2001-03-31
SJNB FINANCIAL CORP
filed 2001-05-10
CIK 721161

                     SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

              For the quarterly period ended March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the transition period from______ to______

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

                                  Not Applicable
(Former  name,  former  address and former  fiscal year,  if changed  since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes__X_ No ____

Indicate  the number of shares  outstanding  of the  issuer's  classes of common stock,  as of the latest  practicable  date:  3,805,092  shares of common  stock outstanding as of May 8, 2001.

                                   TABLE OF CONTENTS
                                                                                 Page

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
         Condensed Consolidated Balance Sheets                                     3
         Condensed Consolidated Statements of Operations                           4
         Condensed Consolidated Statements of Shareholders' Equity                 5
         Condensed Consolidated Statements of Cash Flows                           6
         Notes to Unaudited Condensed Consolidated Financial Statements            7

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                      8

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                              23

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                         24

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                 24

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                           24

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       24

Item 5.  OTHER INFORMATION                                                         25

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          25

SIGNATURES                                                                         29

PART I - FINANCIAL INFORMATION

Item 1. -Financial Statements

SJNB FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

                                                                                        March 31,         December 31,
                                         Assets                                            2001              2000
Cash and due from banks                                                                   $23,011          $20,831
Interest-bearing deposits in other banks                                                      675              599
Federal funds sold                                                                          3,000            7,240
Money market investments                                                                     ----           38,475
Investment securities:
  Available for sale (includes securities subject to repurchase agreements at
     fair values of $10,951 at March 31, 2001 and $10,024 at December 31, 2000)           118,059          110,160
  Held to maturity (Fair value: $18,646 at December 31, 2000)                                ----           18,627
----------------------------------------------------------------------------------------------------------------------
    Total investment securities                                                           118,059          128,787
----------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                          475,456          463,314
Allowance for loan and lease losses                                                        (7,774)          (7,393)
----------------------------------------------------------------------------------------------------------------------
  Loans and leases, net                                                                   467,682          455,921
----------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                 5,246            5,444
Accrued interest receivable                                                                 3,317            3,968
Intangibles, net of accumulated amortization of  $3,154 at March 31, 2001
 and $3,059 at December 31, 2000.                                                           2,857            2,952
Other assets                                                                               24,302           23,560
----------------------------------------------------------------------------------------------------------------------
     Total                                                                               $648,149         $687,777
======================================================================================================================

Liabilities and Shareholders' Equity
Deposits:
  Non interest-bearing                                                                   $115,331         $130,130
  Interest-bearing                                                                        424,003          455,213
----------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                       539,334          585,343
----------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                                            20,281           20,326
Other borrowings                                                                           11,822           11,713
Accrued interest payable                                                                    2,830            2,412
Other liabilities                                                                           5,724            4,400
----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                    579,991          624,194
----------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized;
     none issued or outstanding in 2001 or 2000.
  Common stock, no par value; 20,000 shares authorized ;
     issued and outstanding, 3,801 shares at March 31, 2001
     and 3,747 shares at December 31, 2000.                                                23,995           22,845
  Retained earnings                                                                        42,470           40,221
  Accumulated other comprehensive income                                                    1,693              517
----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                            68,158           63,583
----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                ----             ----
----------------------------------------------------------------------------------------------------------------------
     Total                                                                               $648,149         $687,777
======================================================================================================================
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJNB FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

                                                                                            Quarter Ended
                                                                                         March 31,
                                                                                  ------------------------------
                                                                                      2001             2000
----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans and leases                                             $11,807          $10,334
  Interest on money market investments                                                  272              405
  Interest on interest-bearing deposits in other banks                                    7               25
  Interest and dividends on investment securities available for sale                  1,990            1,458
  Interest on investment securities held to maturity                                   ----              300
  Other interest and investment income                                                   49                2
----------------------------------------------------------------------------------------------------------------
    Total interest income                                                            14,125           12,524
----------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Interest-bearing demand                                                             486              559
    Money market and savings                                                          1,601            1,411
    Certificates of deposit less than $100                                              778              712
    Certificates of deposit over $100                                                 1,871            1,516
Federal Home Loan Bank advances                                                         316              332
Other borrowings                                                                        220              198
----------------------------------------------------------------------------------------------------------------
    Total interest expense                                                            5,272            4,728
----------------------------------------------------------------------------------------------------------------
    Net interest income                                                               8,853            7,796
----------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses                                                     400              250
----------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan and lease losses                    8,453            7,546
----------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                           321              274
  Other operating income                                                                157              171
  Increase in cash surrender value of life insurance                                    238               62
  Net gain on securities available for sale                                               9             ----
----------------------------------------------------------------------------------------------------------------
     Total other income                                                                 725              507
----------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                               2,641            2,298
  Occupancy                                                                             398              353
  Merger related costs, nonrecurring                                                   ----            3,424
  Other                                                                               1,332            1,375
----------------------------------------------------------------------------------------------------------------
     Total other expenses                                                             4,371            7,450
----------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                       4,807              603
Income taxes                                                                          1,806              288
----------------------------------------------------------------------------------------------------------------
     Net income                                                                      $3,001             $315
================================================================================================================

Net income per share - basic                                                          $0.80            $0.09
================================================================================================================
Net income per share - diluted                                                        $0.75            $0.08
================================================================================================================
Dividends declared per share                                                          $0.20            $0.16
================================================================================================================
Average common shares outstanding                                                     3,774            3,594
================================================================================================================
Average common shares and share equivalents outstanding                               3,977            3,822
================================================================================================================
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJNB FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders' Equity
(in thousands)
(Unaudited)

                                                                                                 Accumulated      Total
                                                                                                    Other         Share-
                                                                           Common    Retained   Comprehensive    holders'
Three months ended March 31, 2000                           Shares      Stock     Earnings       Income        Equity
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                                   3,593     $20,769     $33,942    ($1,492)        $53,219
                                                                                                            -------------
Net income                                                                              315                        315
Other comprehensive income - Unrealized losses
   on securities available for sale, net                                                          (202)           (202)
                                                                                                            -------------
Comprehensive income                                                                                               113
                                                                                                            -------------

Stock options exercised                                          25         221                                    221
Cash dividends                                                                         (574)                      (574)
-------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2000                                      3,618     $20,990     $33,683    ($1,694)        $52,979
=========================================================================================================================

Three months ended March 31, 2001
Balances, December 31, 2000                                   3,747     $22,845     $40,221       $517         $63,583
                                                                                                            -------------
                                                                                                            -------------
Net income                                                                            3,001                      3,001
Other comprehensive income:
  Unrealized gains on swaps                                                                        510             510
  Unrealized gains on securities available for sale, net                                           666             666
                                                                                                            -------------
Comprehensive income                                                                                             4,177
                                                                                                            -------------
Stock options exercised                                          54       1,150                                  1,150
Cash dividends                                                                         (752)                      (752)
-------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2001                                      3,801     $23,995     $42,470     $1,693         $68,158
=========================================================================================================================
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJNB FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                                                    Three months ended
                                                                                        March 31,
                                                                                 ---------------------------
                                                                                   2001           2000
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                       $3,001           $315
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                             400            250
      Depreciation and amortization                                                   216            206
      Amortization on intangibles                                                      93            110
      Net gain on securities available for sale                                       (41)          ----
      Net loss on sale of loan                                                         32           ----
      Amortization of premium investment securities, net                              (72)           (29)
      Decrease (increase) in accrued interest receivable and other assets             759         (3,064)
      Increase (decrease) in accrued interest payable and other liabilities           958           (824)
------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                       5,346         (3,036)
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale/maturity of securities available for sale                     13,818          3,421
  Maturities of securities held to maturity                                          ----            290
  Purchase of securities available for sale                                        (2,107)          (625)
  Purchase of securities held to maturity                                            ----            (35)
  Proceeds from sale of loan                                                        1,010           ----
  Increase in loans and leases, net                                               (12,963)           101
  Capital expenditures                                                                (18)          (180)
------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities                        (260)         2,972
------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  (Decrease) increase in deposits, net                                            (46,008)        49,979
  Increase in other borrowings                                                        110          1,889
  Decrease in federal funds purchased                                                ----           (500)
  Decrease in Federal Home Loan Bank borrowings                                       (45)        (2,053)
  Cash dividends                                                                     (752)          (574)
  Proceeds from stock options exercised                                             1,150            221
------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                     (45,545)        48,962
------------------------------------------------------------------------------------------------------------
          Net (decrease) increase in cash and equivalents                         (40,459)        48,898
Cash and equivalents at beginning of period                                        67,145         33,631
------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                             $26,686        $82,529
============================================================================================================
Other cash flow information:
  Interest paid                                                                    $4,855         $4,297
                                                                                 ===========================
  Income taxes paid                                                                 1,080          3,480
============================================================================================================
Noncash transactions:
  Unrealized gain on swap, net of tax                                                $510           ----
============================================================================================================
  Unrealized gain (loss) on securities available for sale, net of tax                 657           (202)
============================================================================================================
  See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJNB FINANCIAL CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements

Note A     Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements of SJNB Financial Corp. (the “Company”) and its subsidiary, San Jose National Bank (SJNB), and its subsidiary, Epic Funding Corp., are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods have been included and are normal and recurring. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2000.

Note B     Net Income Per Share of Common Stock

The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows (in thousands, except per share amounts):

                                                                           Quarter ended March 31,
                                                                  2001                                 2000
         -------------------------------------------------------------------------------------------------------------------
                                                        Net     Average     Per Share        Net     Average     Per Share
                                                      Income     Shares      Amounts       Income     Shares      Amounts
         -------------------------------------------------------------------------------------------------------------------
         Net income and basic EPS                      $3,001     3,774           $0.80       $315     3,594          $0.09
                                                                       =================                    ================
         Effect of stock option dilutive shares                     203                                  229
         ---------------------------------------------------------------               ----------------------
         Diluted earnings per share                    $3,001     3,977           $0.75       $315     3,822          $0.08
         ===================================================================================================================
Note C     Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain information about the operating segments of the Company. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates to help users of financial statements better understand its performance, better assess its prospects for future cash flows and make more informed judgments about the enterprise as a whole. The Company has determined it has three segments: general commercial banking, leasing, and factoring/asset based financing. Neither leasing nor factoring/asset based financing meet the required thresholds for disaggregation and therefore the disclosures and related information about such segments have not been included in the consolidated financial statements. At such time that these segments meet the required thresholds, such disclosures and other information will be included.

Note D     Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for entities which are required to apply SFAS No. 133. SFAS No. 137 deferred the effective date to the fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, on January 1, 2001, and there was no significant effect on either the Consolidated Balance Sheet or Statement of Operations, except for the election by the Company, effective January 1, 2001, to transfer all of its securities “held to maturity” to “available for sale.” The Bank currently has outstanding $30 million in derivative instruments as defined by SFAS No. 133, including a $10 million synthetic floating rate certificate of deposit and a $20 million interest rate swap. These derivative instruments have been recorded as fair market value or cash flow hedges in accordance with the Statement, as appropriate.

Note E     Transfers and Servicing of Financial Assets

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SJNB Financial Corp. (the “Company”) is the holding company for San Jose National Bank (“SJNB” or the “Bank”), and the Bank’s subsidiary, Epic Funding Corp. (“Epic”). The Company and the Bank are headquartered in San Jose, California and Epic is headquartered in Danville, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2001 and 2000 and the liquidity and financial condition of the Company on a consolidated basis as of March 31, 2001 and December 31, 2000.

All dollar amounts in the text in Item 2 are in thousands, except per share amounts or as otherwise indicated.

Forward-looking Information

This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve the Company’s plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; the declining health of the economy, either nationally or regionally; the deterioration of credit quality, which could cause an increase in the provision for loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County real estate and high-tech industries; the impact of the California energy crisis and significantly higher energy costs; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks; and liquidity risks. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2000 and reports filed on Form 8-K in 2001. See also the discussion of other risk factors discussed elsewhere in this Report.

In management’s view, the nation, California and the Bank’s market area, specifically the Silicon Valley, is currently in an economic slump caused by a rapid decrease in capital spending, which had acted as a catalyst in the recent economic expansion. According to several published business publications, it is projected spending on equipment and software will decline in 2001. In addition, recently, there appears to have been a deceleration of consumer spending. The negative reaction of the financial markets has exacerbated the effects of these changes. Silicon Valley, together with the high technology sector, the telecommunications sector and the internet industry, have been the hardest hit by this economic downturn. Because of the equity market adjustment and the negative sentiment in the technology, telecommunications and internet sectors, there has been a slow-down in venture capital fundings; the volume and pace of such fundings is unclear at this time. If venture capital fundings continue to be significantly curtailed during 2001, the Bay Area and Silicon Valley could be negatively impacted. These changes could result in layoffs and restructurings. In addition, the State of California is in the midst of an energy crisis, where the ability of the major utilities and the State of California to provide and deliver adequate resources to their users in a reliable manner has been threatened. It has been estimated that California has less than 90% of the capacity to fulfill the demands for power during the summer of 2001. These factors seem to have caused the commercial and residential real estate markets to retreat from the position of extremely tight supply which existed during 2000. Although recent commercial vacancy numbers have not grown appreciably, it appears that the ability to command record or near record rent has subsided. In regards to residential real estate, recently, the inventory of unsold homes has increased in the Company’s market area. These factors could have a negative effect on economic conditions in Santa Clara County. It is not clear at this time what impact any of these conditions will have on the overall economy and specifically the ability of the Bank to continue to increase its volume of loans and deposits. In addition, the Federal Open Market Committee (“FOMC”) has cut interest rates by 200 basis points during 2001 in response to these economic conditions and the interest rate futures’ market currently anticipates further interest rate cuts. See “Asset/Liability Management” and “Quantitative and Qualitative Disclosures About Market Risk” for further discussion on the impacts of changes in interest rates on the Bank’s net interest margin.

Selected Financial Data

The following presents selected financial data and ratios as of and for the quarters ended March 31, 2001 and 2000 and at March 31, 2001 and December 31, 2000:

SELECTED FINANCIAL DATA AND RATIOS

-------------------------------------------------------------------------------------------------------
                                                                         For the quarters
                                                                          ended March 31,
SELECTED ANNUALIZED OPERATING RATIOS                         ------------------------------------------
EXCLUDING MERGER RELATED COSTS, NET OF TAX:                         2001                 2000
-------------------------------------------------------------------------------------------------------
Return on average equity                                            18.62%              18.58%
Return on average tangible equity                                   20.09               20.79
Return on average assets                                             1.84                1.68
Net chargeoffs to average loans and leases                           0.02                0.11
Average equity to average assets                                     9.89                9.06
Average tangible equity to average tangible assets                   9.49                8.51

PER SHARE DATA:
Net income per share - basic                                        $0.80               $0.09
Net income per share - diluted                                       0.75                0.08
Dividends per share                                                  0.20                0.16
Excluding merger related costs, net of tax
Net income per share - basic                                         0.80                0.69
Net income per share - diluted                                       0.75                0.64
Net income per share - diluted (1)                                   0.78                0.67
=======================================================================================================

                                                                At March 31,      At December 31,
SHAREHOLDERS' EQUITY                                                2001                 2000
Shareholders' equity per share                                      $17.93              $16.97
Tangible equity per share                                            17.18               16.18

SELECTED FINANCIAL POSITION RATIOS:
Leverage capital ratio                                                9.62%               8.94%
Total risk based capital ratio                                       13.06               12.29
Nonperforming loans and leases to total loans and leases              0.30                0.10
Nonperforming assets to total assets                                  0.22                0.07
Allowance for loan and lease losses to total loans                    1.64                1.60
Allowance for loan and lease losses
  to nonperforming loans and leases                                 545.00            1,621.00
Allowance for loan and lease losses
 to nonperforming assets                                            545.00            1,621.00
=======================================================================================================
(1) Excludes after-tax effect of goodwill and core deposit intangible amortization.

Summary of Financial Results

The Company reported net income of $3,001 or $0.75 per share - diluted for the quarter ended March 31, 2001. This compares with net income, before merger related costs, net of tax, of $2,463 or $0.64 per share - diluted for the first quarter of 2000. The increase in net income in the first quarter of 2001 compared to net income, before merger related costs, net of tax, for the quarter ended March 31, 2000 was primarily attributable to an increase in net interest income, an increase in non-interest income offset by an increase in the provision for loan and lease losses and an increase in recurring non-interest expense. The increase in net interest income in the first quarter of 2001 relates to the increased volumes of loans and leases and an increase in the net interest margin. The increase in non-interest income during this period mainly reflects the increase in earnings on the cash surrender value of life insurance. The increase in the loan and lease loss provision during this period relates to continued loan and lease growth and the higher risks believed by management to be associated with nonperforming loans and other indicators showing the dampening of the economic climate. The Company’s non-interest expense reflects increases in salaries and compensation, increased incentive accruals and costs associated with the supplemental retirement programs for non-employee directors and key executives. See the specific sections below for details regarding these changes. Including merger related costs in the first quarter of 2000, net income was $315, or $.08 per diluted share for the quarter ended March 31, 2000. Merger related costs include costs associated with the acquisition of Saratoga Bancorp, primarily attorney fees, accounting fees, investment bankers’ fees, SEC filings, “change of control” contractual provisions and system conversions.

Net Interest Income

Net interest income for the quarter ended March 31, 2001, increased $1.1 million as compared to the same quarter a year ago. The Bank’s average earning assets for the same period increased by $65 million as the result of growth in the Bank’s investment securities and money market investments of $4 million and in the loan and lease portfolio of $61 million. In addition, the net interest margin increased from 5.88% in the quarter ended March 31, 2000 to 5.98% for the quarter ended March 31, 2001.

The increase in the net interest margin was the result of several factors. During the first quarter of 2000 interest rates were rising and the prime rate averaged 8.69%, while during the first quarter of 2001 interest rates were declining and the prime rate averaged 8.67%. Comparatively, the first quarter of 2001 had $65 million more in earning assets than the first quarter of 2000, resulting in greater income of approximately $900. Secondly, the net interest margin increased 10 basis points. This increase in the net interest margin was due to a higher loan to deposit ratio (83.7% in the first quarter of 2001 as compared to 81.5% in the first quarter of 2000); a greater percentage of noninterest-bearing deposits during the first quarter of 2001 (noninterest-bearing deposits were 21.2% of deposits and other borrowings for the first quarter of 2001 as compared to 19.1% for the first quarter of 2000); a greater amount of loan fees recognized in the first quarter of 2001 as compared to the first quarter of 2000, due to increased activity and prepayment penalties (which amounted to $99); and the positive impact of a $20 million interest rate swap ($48 of income was recognized in the first quarter of 2001 while none was recognized in the first quarter of 2000). These factors were slightly offset by the fact that 2000 was a leap year and therefore the first quarter of that year had one additional day.

Due to the nature of the Company’s lending markets, in which loans are generally tied to the prime rate, an increase in interest rates should positively affect the Company’s future earnings, while a decline in interest rates would generally be expected to have a negative impact. Even though the Bank’s asset/liability position is slightly asset-sensitive, the net interest margin for the first quarter of 2001 increased as compared to the immediately preceding quarter and the same quarter a year ago during a period when interest rates were declining. During the first quarter of 2001 the Bank’s prime rate decreased 150 basis points. This increase in net interest margin occurred due to several factors, including the above noted increase in the loan to deposit ratio, increase in percentage of noninterest-bearing deposits and greater loan fees. In addition, though, SBA loans in the amount of $54 million reprice at the beginning of the quarter subsequent to any interest rate declines and therefore were not immediately impacted by the general decrease in interest rates during the first quarter of 2001. In addition, during this period, the Bank was aggressive in the repricing of its rates paid on deposits.

It is expected that future quarters will be impacted by the prime rate decrease as it relates to SBA loans which repriced on April 1, 2001 for the changes in prime rate during the first quarter of 2001. In addition, the combination of the factors noted above may not continue to be present if interest rates decline further. Lastly, the ability of the Bank to effectively reprice its deposits as interest rates decline becomes more difficult. See “Forward-looking Information.”

The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the three months ended March 31, 2001 and 2000.

AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)

                                                                              Quarter ended March 31,
                                                    ------------------------------------------------------------------------
                                                                   2001                                 2000

                                                       Average                Average      Average                 Average
Assets                                                 Balance    Interest   Yield (1)     Balance     Interest   Yield (1)
Interest earning assets:
  Loans and leases, net (2)                            $463,877     $11,807      10.32%     $402,621     $10,334     10.32%
  Securities available for sale:
    Taxable (3)                                         109,009       1,781        6.63       89,386       1,458       6.56
    Nontaxable (4)                                       17,309         347        8.13         ----        ----       ----
  Securities held to maturity:
    Taxable (5)                                            ----        ----        ----        4,237          68       6.45
    Nontaxable (6)                                         ----        ----        ----       17,829         387       8.72
  Money market investments                               18,583         272        5.96       27,858         405       5.85
  Interest-bearing due from banks                           602           7        4.72        2,005          25       5.01
Interest rate hedging instruments                          ----          49        ----         ----           2       ----
----------------------------------------------------------------------------           --------------------------
     Total interest-earning assets                      609,380      14,263        9.49      543,936      12,679       9.37
----------------------------------------------------------------------------           --------------------------
Allowance for loan and lease losses                      (7,520)                              (6,126)
Cash and non-interest bearing due from banks             24,527                               23,244
Other assets                                             31,611                               23,840
Core deposit intangibles and
  goodwill, net                                           2,897                                3,554
----------------------------------------------------------------                       --------------
      Total Assets                                     $660,895                             $588,448
================================================================                       ==============
Liabilities and Shareholders' equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                             $78,725         486        2.50      $81,233         559       2.77
    Money market and savings                            166,955       1,601        3.89      144,223       1,411       3.93
    Certificates of deposit:
      Less than $100                                     53,915         778        5.85       50,615         712       5.66
      $100 or more                                      129,711       1,871        5.85      117,179       1,516       5.20
----------------------------------------------------------------------------           --------------------------
        Total certificates of deposit                   183,626       2,649        5.85      167,794       2,228       5.34
----------------------------------------------------------------------------           --------------------------
Other borrowings                                         32,840         536        6.63       33,462         530       6.37
----------------------------------------------------------------------------           --------------------------
       Total interest-bearing liabilities               462,146       5,272        4.63      426,712       4,728       4.46
----------------------------------------------------------------------------           --------------------------
Noninterest-bearing demand deposits                     124,691                              101,064
Accrued interest payable and
  other liabilities                                       8,702                                7,359
----------------------------------------------------------------                       --------------
      Total liabilities                                 595,540                              535,135
----------------------------------------------------------------                       --------------
Shareholders' equity                                     65,355                               53,313
----------------------------------------------------------------                       --------------
       Total Liabilities and Shareholders' equity      $660,895                             $588,448
===============================================================-------------           =============-------------
Net interest income and margin (7)                                   $8,991       5.98%                   $7,951      5.88%
=====================================================          =========================            ========================
 (1)  Rates are presented on an annualized basis.
 (2)  Includes loan fees of $607 for 2001, and $508 for 2000.  Nonperforming loans and leases have been included in average loan and lease balances.
 (3)  Includes dividend income of  $25 and $79 for 2001 and 2000, respectively.
 (4)  Adjusted to a fully taxable equivalent basis using the federal statutory rate of 34% ($139 in 2001).
 (5)  Includes dividend income of $49 received in 2000.
 (6)  Adjusted to a fully taxable equivalent basis using the federal statutory rate of 34% ($155 in 2000).
 (7)  The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.

Provision for Loan and Lease Losses

The level of the allowance for loan and lease losses and the related provision reflect management’s judgment as to the inherent risk of loss associated with the loan and lease portfolios as of March 31, 2001 and 2000 based on information available to management as of said dates. Based on management’s evaluation of such risks and increased loans and leases and increased nonperforming loans, an addition of $400 was made to the allowance for loan and lease losses in the three months ended March 31, 2001 as compared to an addition of $250 for the first quarter of 2000. See “Loan and Lease Portfolio.”

Other Income

The following table sets forth the components of other income for the three-month periods ended March 31, 2001 and 2000:

OTHER INCOME
(dollars in thousands)

                                                                                Quarter ended March 31,
                                                    ----------------------------------------------------------
                                                                   2001                      2000
                                                           Amount       Percent       Amount      Percent
---------------------------------------------------------------------------------------------------------------
Service charges on deposits                                 $321          36.1%        $274         54.0%
Other operating income                                       157          36.2          171         33.7
Increase in cash surrender value of life insurance           238          26.7           62         12.3
Net gain on securities available for sale                      9           1.0         ----       ----
---------------------------------------------------------------------------------------------------------------
    Total                                                   $725         100.0%        $507        100.0%
===============================================================================================================

The increase in the service charges on deposits of $48 for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, is due mainly to an increase in service charge fees and a higher percentage of collection. The increase in income from the increase in the cash surrender value of life insurance is based on the Bank’s purchases during 2000 of additional insurance policies related to the supplemental retirement program for certain outside directors and executive officers which occurred after March 31, 2000.

Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis for the three months ended March 31, 2001 and 2000:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)

                                                  Quarter ended March 31,
                           -----------------------------------------------------------------------
                                             2001                           2000
                                     Amount         Percent (1)      Amount      Percent (1)
--------------------------------------------------------------------------------------------------
Salaries and benefits               $2,641           1.60%          $2,298         1.56%
Data processing                        220           0.13              167         0.11
Occupancy                              211           0.13              185         0.13
Furniture and equipment                187           0.11              168         0.11
Client services paid by Bank           159           0.10              143         0.10
Directors' & shareholders'             154           0.09              141         0.10
Business promotion                     126           0.08              132         0.09
Legal and professional fees             66           0.04              137         0.09
Amortization of core deposit
  intangibles and goodwill              93           0.06              110         0.07
Merger costs                         -----          -----            3,424         2.33
Other                                  514           0.31              545         0.37
--------------------------------------------------------------------------------------------------
     Total                          $4,371           2.65%          $7,450         5.06%
==================================================================================================
 (1) The  percentages  are  calculated by  annualizing  the expenses and comparing that amount to the average assets for the respective three-month period ended March 31, 2001 and 2000.

Total other expenses for the first quarter of 2001 increased $345 from the same period a year ago, excluding nonrecurring merger costs, primarily as a result of an increase in salary and benefits of $343. The increase relates to increased salaries and wages of approximately $168, an increase in incentive accruals of approximately $114 and increased costs associated with the supplemental retirement program for key executives of approximately $66. Other major fluctuations included an increase in data processing expense which was primarily associated with the Bank’s adoption of returning checks by imaging and a decrease in legal and professional fees due to approximately $40 of legal fees paid in connection with a legal proceeding in the first quarter of 2000 and a $14 recovery of legal fees in the first quarter of 2001.

As a percent of average assets, excluding nonrecurring merger costs, actual expenses were 2.65% and 2.73% in the three months ended March 31, 2001 and 2000, respectively. The increase in salaries and wages and data processing were offset by declines in various other categories mainly due to the increased efficiencies created by the merger with Saratoga and the above-mentioned decrease in legal and professional fees.

Income Tax Provision

The effective tax rate for the three months ended March 31, 2001 was 38% and for year ended December 31, 2000 it was 39%. The rate is impacted by several items, the most significant of which are the amortization of intangibles, tax exempt income, the California Franchise tax, the California Franchise Tax Enterprise Tax Zone Credit and the impact of the Bank’s investment in Low Income Housing Tax Credit funds.

Financial Condition and Earning Assets

Consolidated assets decreased to $648 million at March 31, 2001 compared to $688 million at December 31, 2000. The decrease related primarily to a decrease in investment securities and money market investments of $53 million offset by an increase in net loans and leases of $12 million. The net decrease of $40 million is related to the reduction in deposits of $46 million since the beginning of the year. This decrease in deposits is related to a substantial influx of short-term volatile deposits at year end 2000, which the Bank anticipated would be withdrawn in 2001. See “Funding.”

Federal Funds Sold and Money Market Investments

Federal funds sold and money market investments were $3 million at March 31, 2001 as compared to $46 million at December 31, 2000. This decrease resulted primarily from the withdrawal of volatile deposits during the quarter. See “Funding.”

Securities

The following table shows the composition of the securities portfolio at March 31, 2001 and December 31, 2000. There were no issuers of securities (except U.S. Government Securities) for which the book value of securities of any issuer held by the Bank exceeded 10% of the Company’s shareholders’ equity, except for investment securities with a fair value of $20.2 million ($19.9 million cost basis) issued by the Federal Home Loan Bank.

SECURITIES PORTFOLIO
(dollars in thousands)

                                                              March 31, 2001                     December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                   Amortized   Unrealized     Market     Amortized   Unrealized     Market
                                                     Cost      Gain (Loss)    Value        Cost      Gain (Loss)    Value
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                    $1,496          $51       $1,547      $1,496          $31       $1,527
  U. S. Government Agencies                         24,431          411       24,842      33,444          205       33,649
  State and municipal:
    Nontaxable                                      17,131          257       17,388        ----         ----         ----
    Taxable                                          4,576           74        4,650       5,208          105        5,313
  Mortgage-backed                                   53,912        1,426       55,338      56,120        1,447       57,567
  Asset-backed                                       3,608           66        3,674       3,607           22        3,629
  Trust-preferred                                    9,050         (180)       8,870       9,050         (575)       8,475
----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                       114,204        2,105      116,309     108,925        1,235      110,160
----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Government Agencies                            ----         ----         ----        500            1          501
  State and municipal (nontaxable)                     ----         ----         ----     16,395           18       16,413
----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                             ----         ----         ----     16,895           19       16,914
----------------------------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank stock                       1,086          ----       1,086       1,068          ----       1,068
  Federal Reserve Bank stock                           664          ----         664         664          ----         664
----------------------------------------------------------------------------------------------------------------------------
    Total                                            1,750          ----       1,750      18,627           19       18,646
----------------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio       $115,954       $2,105     $118,059    $127,552       $1,254     $128,806
============================================================================================================================

Unrealized gains generally result from the impact of current market rates being less than those rates in effect at the time the Bank purchased the securities. The pre-tax unrealized gain on securities available for sale as of March 31, 2001 was $2.1 million as compared to $1.2 million as of December 31, 2000. The increase in unrealized gain is attributable to the continuing decrease in interest rates in the first quarter of 2001 and the transfer, as of January 1, 2001, of certain securities from the “held to maturity” to “available for sale” category. The Bank’s weighted average maturity of the available for sale portfolio was approximately 5.6 years as of March 31, 2001, and 4.0 years at December 31, 2000. The increase in maturity resulted from the transfer of the securities which had been classified as “held to maturity” to the “available for sale” category effective as of January 1, 2001 in connection with the Company’s adoption of SFAS No. 133. Management estimates that for each 1% change in interest rates, the value of the Company’s available for sale securities will change by approximately 3.3%.

The maturities and yields of the investment portfolio at March 31, 2001 are shown below:

MATURITY AND YIELDS OF INVESTMENT SECURITIES
At March 31, 2001
(dollars in thousands)

------------------------------------------------------------------------------------------------------
                                                                                        FTE
                                           Amortized            Estimated             Average
                                             Cost              Fair Value            Yield (1)
                                         -------------------------------------------------------------
U. S. Treasury:
  After 1 year within 5 years                $1,496               $1,547                 6.25%
                                         ---------------------------------------
    Totals                                    1,496                1,547                 6.25
                                         ---------------------------------------
U.S. Government Agencies:
  Within 1 year                               7,501                7,502                 6.74
  After 1 year within 5 years                16,930               17,340                 6.27
                                         ---------------------------------------
    Totals                                   24,431               24,842                 6.41
                                         ---------------------------------------
State and municipal-taxable:
  After 1 year within 5 years                 4,081                4,116                 6.99
  After 5 years within 10 years                 110                  118                 5.09
  After 10 years                                385                  416                 5.25
                                         ---------------------------------------
    Totals                                    4,576                4,650                 6.79
                                         ---------------------------------------
State and municipal-non-taxable:
  Within 1 year                                 415                  414                 7.50
  After 1 year within 5 years                 2,067                2,123                 6.99
  After 5 years within 10 years               1,632                1,673                 7.17
  After 10 years                             13,017               13,178                 7.46
                                         ---------------------------------------
    Totals                                   17,131               17,388                 7.38
                                         ---------------------------------------
Mortgage backed:
  After 1 year within 5 years                 3,336                3,307                 5.82
  After 5 years within 10 years              13,876               14,226                 6.64
  After 10 years                             36,700               37,805                 6.82
                                         ---------------------------------------
    Totals                                   53,912               55,338                 6.71
                                         ---------------------------------------
ASSET BACKED:
  AFTER 1 YEAR WITHIN 5 YEARS                 2,000                2,022                 6.38
  After 5 years within 10 years               1,608                1,652                 7.43
                                         ---------------------------------------
    TOTALS                                    3,608                3,674                 6.85
                                         ---------------------------------------
Trust-preferred:
  Within 1 year                               1,999                2,003                 6.99
  After 10 years                              7,051                6,867                 7.91
                                         ---------------------------------------
    Totals                                    9,050                8,870                 7.70
                                         ---------------------------------------
Equity securities                             1,750                1,750
                                         ---------------------------------------
    Total investment securities             115,954             $118,059                 6.72%
                                                          ======================
Net unrealized gain on
  securities available for sale               2,105
                                         ------------------
    Total investment securities,
      net carrying value                   $118,059
                                         ==================
 (1) Fully taxable equivalent.

Loan and Lease Portfolio

The following table provides a breakdown of the Company’s consolidated loans and leases by type of borrower:

LOAN AND LEASE PORTFOLIO
(dollars in thousands)

                                              March 31, 2001                    December 31, 2000
------------------------------------------------------------------------------------------------------------
                                                        Percentage                           Percentage
                                        Total            of Total            Total            of Total
                                        Amount             Loans             Amount            Loans
------------------------------------------------------------------------------------------------------------
Commercial and other                  $141,172            29.8%            $140,108            30.2%
SBA                                     53,819            11.3               53,371            11.5
Leasing                                 38,448             8.0               37,450             8.1
Factoring/Asset based                   16,873             3.5               13,476             2.9
Real estate construction                56,560            11.9               54,667            11.8
Real estate term                       152,920            32.2              147,110            31.8
Consumer                                16,646             3.5               18,262             3.9
Unearned fee income                       (982)           (0.2)              (1,130)           (0.2)
------------------------------------------------------------------------------------------------------------
  Total loans and leases              $475,456           100.0%            $463,314           100.0%
============================================================================================================

Consolidated loans and leases increased to $475 million at March 31, 2001, from $463 million at December 31, 2000 representing approximately a 10.4% annualized growth rate for the three months. The growth was primarily due to increases in real estate lending and asset based lending. The Bank has elected not to aggressively seek or renew loans where, in management’s opinion, the Bank’s underwriting criteria is not satisfied; this has caused a slow down in loan production and an increase in payoffs when the Bank has not met competitive pressures. Competition for commercial and other loans remains highly competitive within the Bank’s marketing area. Growth in real estate term lending, which is primarily transactional lending with competitive industry pricing, related to the Bank’s ability to penetrate the market. The growth in factoring/asset based lending was primarily centered in the development of new business for asset based lending.

Approximately 49.2% of the loan and lease portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate term, mortgage warehouse lines (.6%, included in the Commercial and other category), real estate equity lines (1.3%, included in the Consumer category), loans to real estate developers for short-term investment purposes (.6%) and loans for real estate investment purposes made to non-developers (2.7%). The latter two types of loans are included in the Commercial and other category. Approximately 52.6% of the loan and lease portfolio is made up of commercial and other loans, including SBA, Leasing and Factoring/Asset based lending; however, in management’s view, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, SBA, real estate construction and real estate-other loans at March 31, 2001. Approximately 79% of the commercial, SBA and real estate loan portfolios have floating interest rates which, in management’s opinion, generally limits the exposure to interest rate risk on long-term loans and leases but can have a negative impact when rates decline.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)

                                                         Balances maturing             Interest Rate Sensitivity
                             -----------------------------------------------------------------------------------
                                                                                        Predeter-
                                Balances at                  One year                     mined      Floating
                                 MARCH 31,      One year      to five     Over five     interest     interest
                                   2001         or less        years        years         rates        rates
----------------------------------------------------------------------------------------------------------------
Commercial and other             $141,172       $93,508       $40,940       $6,724       $27,391     $113,781
SBA                                53,819         3,423        10,564       39,832         2,026       51,793
Real estate construction           56,560        53,978           ----       2,582           ----      56,560
Real estate-other                 152,920        15,985        46,304       90,630        54,847       98,073

Allowance for Loan and Lease Losses

The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan or lease within each category of borrower (commercial, real estate term, real estate construction, factoring/asset based lending, consumer, SBA, etc.) and leases. Loans and leases are graded on a ranking system based on management’s assessment of the loan or lease’s credit quality. The assigned loss ratio is based upon, among other things, the Company’s prior experience, industry experience, delinquency trends and the level of nonaccrual loans and leases. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan and lease is evaluated on the basis of whether or not it is impaired. For impaired loans and leases, the expected cash flow is discounted on the basis of the loan’s interest rate. The methodology provides a systematic approach believed by management to measure the risk of possible future loan and lease losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective and subjective measures, including, but not limited to, knowledge of the borrowers’ business, valuation of collateral and exposure to potential losses. The allowance for loan and lease losses was approximately $7.8 million at March 31, 2001, or 1.64% of total loans and leases outstanding on such date compared to approximately $7.4 million at December 31, 2000.

The allowance for loan and lease losses is a general reserve available against the total loan and lease portfolio and off-balance sheet credit exposure. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan and lease losses. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

The following schedule provides an analysis of the allowance for loan and lease losses:

ALLOWANCE FOR LOAN AND LEASE LOSSES
(dollars in thousands)

                                                                                    Quarter ended            Year ended
                                                                                      March 31,             December 31,
                                                                            ------------------------------------------------
                                                                                 2001          2000             2000
----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                                                 $7,393        $6,412           $6,412
Charge-offs by loan or lease category:
  Commercial                                                                         43           ----            ----
  SBA                                                                                 6           ----              18
  Real estate-construction                                                          ----          376              376
  Real estate term                                                                  ----          ----            ----
  Consumer                                                                           15             7               17
----------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                                                64           383              411
----------------------------------------------------------------------------------------------------------------------------
Recoveries by loan or lease category:
  Commercial                                                                          9            12              135
  SBA                                                                                 2                             13
  Real estate-construction                                                            1           254              379
  Real estate term                                                                  ----          ----            ----
  Consumer                                                                           34             6              140
----------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                                                 46            272              667
----------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                         19            111             (256)
----------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                                        400            250              725
----------------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                                       $7,774         $6,551           $7,393
============================================================================================================================

Ratios:
Net charge-offs (recoveries)  to average loans and leases, annualized              .02%           .11%            (.06%)
Allowance to total loans and leases at the end of the period                      1.64           1.63             1.60
Allowance to nonperforming loans and leases at end of the period                545.00         485.00         1,621.00
============================================================================================================================

During the first quarter of 2001, the Bank wrote-off $64 in loans and had recoveries of $46 for a total net charge-off of $19. During the first quarter of 2000, the Bank wrote-off $383 in loans and had recoveries of $272 for a total of $111 in net charge-offs. The allowance for loan and lease losses was 545% of nonperforming loans and leases at March 31, 2001 compared to 1,621% at December 31, 2000. The decrease in the percentage of allowance for loan and lease losses to nonperforming loans and leases was due to the addition of the borrowings of a single customer in the amount of approximately $1.0 million due to the bankruptcy of the borrower. See “Nonperforming Loans and Leases.”

Nonperforming Loans and Leases

Nonperforming loans and leases consist of loans and leases for which the accrual of interest has been suspended, restructured loans and leases and other loans and leases with principal or interest contractually past due 90 days or more and still accruing. At March 31, 2001, there was approximately $1,418 in loans and leases for which the accrual of interest had been suspended and $9 of loans and leases with principal or interest contractually past due 90 days or more and still accruing for a total of $1,427 of nonperforming loans and leases. At December 31, 2000 there was approximately $421 in loans for which the accrual of interest had been suspended plus $35 in loans with principal or interest contractually past due 90 days or more and still accruing for a total of $456 in nonperforming loans and leases.

As of March 31, 2001, nonperforming loans and leases consisted of four relationships, including a commercial loan, three leases, and one SBA loan. A single relationship in the amount of $1.042 million includes a corporate loan and a related lease. The corporation is in the process of dissolving its business and has filed for bankruptcy protection. The commercial loan (in the amount of $935 as of March 31, 2001) for this relationship is secured by accounts receivable and the lease (in the amount of $107 as of March 31, 2001) is secured by trucks and an equipment trailer. The remaining nonperforming assets include a lease in the amount of $373 secured by a printing press and two other loans which are not significant in amount. These nonperforming loans and leases have been specifically provided for in the allowance for loan and lease losses and management does not consider the loss exposure on these loans and leases to be significant at March 31, 2001.

The Bank is committed on a letter of credit in the amount of $650, which relates to a real estate loan, which was written off during the first quarter of 2000 and subsequently collected. The letter of credit supports the necessary required infrastructure relating to the real estate project. It is estimated that 90% of such infrastructure has been completed. The estimated exposure for this letter of credit has been specifically identified in the Bank’s allowance for loan and lease losses.

Management conducts an ongoing evaluation and review of the loan and lease portfolio in order to identify potential nonperforming loans and leases. Management considers loans and leases which are classified for regulatory purposes, and loans and leases which are graded as classified by the Bank’s outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credit information about which management is aware which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of March 31, 2001, management has not identified any significant loans or leases not mentioned above with respect to which known information causes management to have serious doubts about the borrowers’ abilities to comply with present repayment terms, such that the loans and leases might subsequently be classified as nonperforming. Changes in world, national or local economic conditions or specific industry segments (including declining exports), rising interest rates, declines in real estate values, energy cost increases, declines in securities markets and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and leases and the value of real estate and other collateral securing such loans and leases. In addition, see “Forward-looking Information.”

Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
(dollars in thousands)

                                               March 31, 2001                   December 31, 2000
----------------------------------------------------------------------------------------------------------
                                                          Percentage                       Percentage
                                            Total          of Total          Total          of Total
                                           Amount          Deposits          Amount         Deposits
----------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                 $115,331          21.4%           $130,130          22.2%
Interest-bearing demand                      78,869          14.6              78,539          13.4
Money market and savings                    162,684          30.2             187,794          32.1
Certificates of deposit:
  Less than $100                             53,990          10.0              54,175           9.3
  $100 or more                              128,460          23.8             134,705          23.0
----------------------------------------------------------------------------------------------------------
    Total                                  $539,334         100.0%           $585,343         100.0%
==========================================================================================================

Deposits as of March 31, 2001 were $539 million compared to $585 million at December 31, 2000. The decrease in deposits of $46 million in the first quarter of 2001 was due to an unusually large amount of short-term deposits relating to several specific customers of approximately $37 million, primarily included in money market and savings and certificates of deposit of $100 or more. Excess funds generated by these deposits had been invested in short-term investments in anticipation of their withdrawal and the subsequent withdrawal of these deposits was expected. The decrease of the additional $9 million, primarily in noninterest-bearing demand deposits, was concentrated in the activity of several other large customers and was largely due to their individual cash flow needs.

Asset/Liability Management

The Company’s balance sheet position is asset-sensitive (based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts). This balance sheet position generally provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate decreases. Net interest income is generally negatively impacted in the short term by a decline in interest rates. Conversely, an increase in interest rates should have a short-term positive impact on net interest income.

See the discussion under the heading “Forward-looking Information” and “Quantitative and Qualitative Disclosures about Market Risk” regarding the impact on the Bank of the changing economic conditions and the current interest rate environment.

As of July 7, 2000, the Bank entered into a three-year interest rate swap in the amount of $20 million, as a partial hedge against its prime rate variable loan portfolio, where the Bank receives 9.6% and pays the daily average prime rate. The Bank accounts for this swap as a cash flow hedge under SFAS No. 133, as amended.

Capital and Liquidity

Capital

The Federal Reserve Board’s risk-based capital guidelines require that total capital be in excess of 8% of total assets on a risk-weighted basis. Under the guidelines for a bank holding company, capital requirements are based upon the composition of the Company’s asset base and the risk factors assigned to those assets. The guidelines characterize an institution’s capital as being “Tier 1” capital (defined to be principally shareholders’ equity less intangible assets) and “Tier 2” capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk weighted assets). The guidelines require the Company to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The Comptroller of the Currency also requires SJNB to maintain adequate capital. The Comptroller’s current regulations require national banks to maintain a Tier 1 leverage capital ratio equal to at least 3% to 5% of total assets, depending on the Comptroller’s evaluation of the Bank. The Comptroller also has adopted risk-based capital requirements. Similar to the Federal Reserve Bank’s guidelines, the amount of capital the Comptroller requires a bank to maintain is based upon the composition of its asset base and risk factors assigned to those assets. The guidelines require the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital. The capital ratios of the Bank are similar to the capital ratios of the Company.

The table below summarizes the various capital ratios of the Company and the Bank at March 31, 2001 and December 31, 2000.

Risk-based and Leverage Capital Ratios
(dollars in thousands)

                                                       March 31, 2001                 December 31, 2000
                                                 ---------------------------------------------------------------
Company-Risk-based                                    Amount          Ratio          Amount          Ratio
                                                 ---------------------------------------------------------------
Tier 1 capital                                          $63,608       11.81%          $60,115         11.04%
Tier 1 capital minimum requirement                       21,548        4.00            21,779          4.00
                                                 ---------------------------------------------------------------
  Excess                                                $42,060        7.81%          $38,335          7.04%
                                                 ===============================================================
Total capital                                           $70,354       13.06%          $66,928         12.29%
Total capital minimum requirement                        43,096        8.00            43,559          8.00
                                                 ---------------------------------------------------------------
  Excess                                                $27,259        5.06%          $23,369          4.29%
                                                 ===============================================================
Risk-adjusted assets                                   $538,697                      $544,485
                                       =================              ==================

Company-Leverage
Tier 1 capital                                         $63,608        9.62%          $60,115          8.94%
Minimum leverage ratio requirement                       26,436        4.00            26,902          4.00
                                                 ---------------------------------------------------------------
  Excess                                                $37,172        5.62%          $33,212          4.94%
                                                 ===============================================================
Average total assets                                   $660,895                      $672,555
                                       =================              ==================

Bank-Risk-based
Tier 1 capital                                         $61,329       11.44%          $58,217         10.75%
Tier 1 capital minimum requirement                       21,438        4.00            21,667          4.00
                                                 ---------------------------------------------------------------
  Excess                                                $39,890        7.44%          $36,550          6.75%
                                                 ===============================================================
Total capital                                           $68,041       12.70%          $64,995         12.00%
Total capital minimum requirement                        42,877        8.00            43,334          8.00
                                                 ---------------------------------------------------------------
  Excess                                                $25,165        4.70%          $21,661          4.00%
                                                 ===============================================================
Risk-adjusted assets                                   $535,957                      $541,671
                                       =================              ==================

Bank-Leverage
Tier 1 capital                                         $61,329        9.27%          $58,217          8.66%
Minimum leverage ratio requirement                       26,457        4.00            26,879          4.00
                                                 ---------------------------------------------------------------
  Excess                                                $34,872        5.27%          $31,337          4.66%
                                                 ===============================================================
Average total assets                                   $661,427                      $671,976
                                             =================              ==================

Liquidity

Management strives to maintain a level of liquidity sufficient to meet customer requirements for loan and lease funding and deposit withdrawals in an economically feasible manner. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan and lease demand, capital expenditures, and prevailing and anticipated economic conditions. SJNB’s business is generated primarily through customer referrals and employee business development efforts; however SJNB may utilize purchased deposits to satisfy temporary liquidity needs.

The Company’s liquidity is maintained by cash flows stemming from dividends and management fees from the Bank and the exercise of stock options issued to the Bank’s employees and directors. The amount of dividends from the Bank is subject to certain regulatory restrictions. Subject to said restrictions, at March 31, 2001, up to $16 million could have been paid to the Company by the Bank without regulatory approval. Dividends of $500 were paid to the Company by the Bank during 2000 and no dividends were paid during the quarter ended March 31, 2001.

The Bank’s source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks and other short-term investments, short-term securities held to maturity, and securities available for sale less short-term borrowings. At March 31, 2001, consolidated net liquid assets totaled $114.8 million or 17.7% of consolidated total assets as compared to $148.3 million or 21.66% of consolidated total assets at December 31, 2000. This decrease was caused by the unusually large amount of short-term deposits relating to several specific customers totaling approximately $37 million. In addition to the liquid asset portfolio, SJNB also has available $27 million in informal lines of credit with three major commercial banks, a collateralized repurchase agreement with a maximum limit of $30 million, the guaranteed portion of the SBA loan portfolio of approximately $32 million, and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $7.3 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business’ seasonality. Large certificates of deposit amounted to 24% and 23% of total deposits on March 31, 2001 and December 31, 2000, respectively.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan and lease portfolio consists primarily of floating rate, short-term loans. On March 31, 2001 approximately 30% of total consolidated assets had maturities less than one year and 71% of total consolidated loans and leases had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan and lease portfolio, and loan and lease agreements which generally require monthly interest payments, provide the Company with a secondary source of liquidity. There are no material commitments expected for capital expenditures in 2001.

Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank’s deposits are represented by noninterest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See “Asset/Liability Management.” Another effect of inflation is the upward pressure on the Company’s operating expenses. Inflation did not have a material effect on the Bank’s operations in 2000 or the first three months of 2001.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company defines interest rate sensitivity as the measurement of the mismatch in repricing characteristics of assets, liabilities and off balance sheet instruments at a specified point in time. This mismatch (known as interest rate sensitivity gap) represents the potential mismatch in the change in the rate of interest income and interest expense that would result from a change in interest rates. Mismatches in interest rate repricing among assets and liabilities arise primarily from the interaction of various customer businesses (i.e., types of loans and leases versus the types of deposits maintained) and from management’s discretionary investment and funds gathering activities. The Company attempts to manage its exposure to interest rate sensitivity. However, due to its size and direct competition from major financial institutions, the Company must offer products which are competitive in the market place, even if less than optimum with respect to its interest rate exposure.

The Company’s balance sheet position at March 31, 2001 was asset-sensitive on a short-term basis, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but generally has a detrimental effect during times of interest rate decreases. Net interest revenues can be negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others.

Commencing in the first quarter of 2001, the FOMC began a process of decreasing interest rates to energize capital spending, increase affordability of residential real estate and increase consumer confidence and spending. Through April 30, 2001, the FOMC had decreased interest rates 200 basis points. As noted above, the Bank’s balance sheet is asset sensitive; but the effect of possible interest rate changes is not precisely determinable due to the many factors influencing the Bank’s net interest margin, including repricing of deposits, a change in mix of the loan, lease and deposit portfolios and other borrowings, changes in relative volumes, the speed at which fixed rate loans and leases are repriced, discretionary investment activities and other factors. Although interest rates decreased by 150 basis points in the first quarter ended March 31, 2001, the Bank’s net interest margin for the quarter increased. This was caused by the increase in the loan to deposit ratio, the increase in percentage of noninterest-bearing deposits, the increased loan fee activity, the delayed repricing of the Bank’s SBA loans and the aggressive repricing of deposits, as discussed under the section “Net Interest Income,” in Item 2, above. The positive combination of the factors noted above may not be present if interest rates decline further. See “Forward-looking Information” regarding current economic conditions.

In evaluating the Company’s exposure to interest rate risk, certain shortcomings inherent in the method of analysis must be considered. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Further, certain earning assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors when implementing its interest rate risk management activities, including the utilization of certain interest rate hedges. The Bank has outstanding a $20 million swap, wherein the Bank receives 9.6% interest on the nominal amount of $20 million and pays a floating rate based on the national prime rate of interest. The current prime rate the Bank is paying is 7.5%.

Management believes that as of the date of this report there has been no significant change in the Bank’s market risk exposures disclosed in the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Summary of Financial Results - Net Interest Income.”

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Neither the Company nor the Bank is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of the Bank’s business and incidental to its business, none of which are expected to have a material adverse impact upon the Company’s or the Bank’s business, financial position or results of operations.

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.     OTHER INFORMATION

Not applicable.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

(2)a.      Agreement and Plan of Merger by and among the Registrant, Saratoga Bancorp and Saratoga National Bank, dated as of August 27, 1999, is hereby incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 as filed on October 14, 1999, under Registration No. 333-89013.

(3)(i).      The Registrant’s restated Articles of Incorporation are hereby incorporated by reference from Exhibit (3) (i) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(3)(ii).      The Registrant’s Restated Bylaws as of February 23, 2000 are hereby incorporated by reference to Exhibit 3 (ii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)a.      The Registrant’s 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)b.      Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit (10) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)c.      The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)d.      The form of Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)e.      The Registrant's Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 filed June 15, 1999, under Registration No. 333-80683.

*(10)f.      The form of Nonstatutory Stock Option Agreement for outside Directors being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) f. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)g.      The form of Nonstatutory Stock Option Agreement for Employees being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) g. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)h.      The form of Incentive Stock Option Agreement being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) h. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)i.      The Saratoga Bancorp 1982 Stock Option Plan is hereby incorporated by reference to Exhibit (10) i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)j.      he Saratoga Bancorp 1994 Stock Option Plan (Amended) is hereby incorporated by reference to Exhibit (10) j. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)k.      Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Stock Option Agreement for Outside Directors is hereby incorporated by reference to Exhibit (10) k. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)l.      Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10)m     Amendment No. 1 To Employment Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000 is hereby incorporated by reference to Exhibit (10) m. of Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

*(10)n.      Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

*(10)o. Amendment No. 1 To Employment Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000 is hereby incorporated by reference to Exhibit (10) o. of Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10)p.      Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) n. of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(10)q.      Sublease by and between McWhorter’s Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995, and September 21, 1995, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

(10)r.      Agreement of Purchase and Sale dated July 27, 1988 for 12000 Saratoga-Sunnyvale Road, Saratoga, CA is hereby incorporated by reference to Exhibit (10) p. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)v.      Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) t. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)w.      Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) u. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)x.      Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) v. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)y.      Richard L. Mount Executive Supplemental Compensation Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) w. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)z.      Richard L. Mount Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) x. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)ad.      Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and each of Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., F. Jack Gorry, Arthur K. Lund, Richard L. Mount, Louis Oneal, Diane Rubino, Gary S. Vandeweghe and Douglas L. Shen, D.D.S. is hereby incorporated by reference to Exhibit (10) ab. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)ae.      Form of Director Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., Robert G. Egan, F. Jack Gorry, Arthur K. Lund, V. Ronald Mancuso, D.D.S., Richard L. Mount, Louis Oneal, Diane Rubino, Gary S. Vandeweghe and Douglas L. Shen, D.D.S., respectively, is hereby incorporated by reference to Exhibit (10) ae. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*Indicates management contract or compensation plan or arrangement.

(b) Reports on Form 8-K

On January 19, 2001, the Company filed a Current Report on Form 8-K by which it provided, under Item 9 thereof (Regulation FD), disclosure of its press release concerning the Company’s year 2000 fourth quarter earnings and year 2001 earnings expectations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SJNB FINANCIAL CORP.
(Registrant)

Date:  May 8, 2001            /s/James R. Kenny
                                 James R. Kenny
                                 President and
                                 Chief Executive Officer
Date:  May 8, 2001            /s/Eugene E. Blakeslee
                                 Eugene E. Blakeslee
                                 Executive Vice President and
                                 Chief Financial Officer (Chief Accounting Officer)

SJNB Financial Corp.

Form 10-Q

Exhibits

March 31, 2001

The following exhibits are filed as part of this report:

(2)a.      Agreement and Plan of Merger by and among the Registrant, Saratoga Bancorp and Saratoga National Bank, dated as of August 27, 1999, is hereby incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 as filed on October 14, 1999, under Registration No. 333-89013.

(3)(i).      The Registrant’s restated Articles of Incorporation are hereby incorporated by reference from Exhibit (3) (i) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(3)(ii).      The Registrant’s Restated Bylaws as of February 23, 2000 are hereby incorporated by reference to Exhibit 3 (ii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)a.      The Registrant’s 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)b.      Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit (10) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)c.      The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)d.      The form of Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10)e.      The Registrant's Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 filed June 15, 1999, under Registration No. 333-80683.

*(10)f.      The form of Nonstatutory Stock Option Agreement for outside Directors being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) f. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)g.      The form of Nonstatutory Stock Option Agreement for Employees being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) g. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10)h.      The form of Incentive Stock Option Agreement being utilized under the Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit (10) h. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

*(10)k.      Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Stock Option Agreement for Outside Directors is hereby incorporated by reference to Exhibit (10) k. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)l.      Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10)m.      Amendment No. 1 To Employment Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000 is hereby incorporated by reference to Exhibit (10) m. of Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

*(10)n.     Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

*(10)o.     Amendment No. 1 To Employment Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000 is hereby incorporated by reference to Exhibit (10) o. of Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10)p.     Sublease dated April 5, 1982, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) n. of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(10)q.      Sublease by and between McWhorter’s Stationary and San Jose National Bank, dated July 6, 1995, and as amended August 11, 1995, and September 21, 1995, for premises at 95 South Market Street, San Jose, CA is hereby incorporated by reference to Exhibit (10) o. of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1995.

(10)r.      Agreement of Purchase and Sale dated July 27, 1988 for 12000 Saratoga-Sunnyvale Road, Saratoga, CA is hereby incorporated by reference to Exhibit (10) p. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)v.      Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) t. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)w.      Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) u. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)x.      Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) v. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)y.      Richard L. Mount Executive Supplemental Compensation Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) w. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10)z.      Richard L. Mount Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) x. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

*(10)ad.      Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and each of Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., F. Jack Gorry, Arthur K. Lund, Richard L. Mount, Louis Oneal, Diane Rubino, Gary S. Vandeweghe and Douglas L. Shen, D.D.S. is hereby incorporated by reference to Exhibit (10) ab. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10)ae.     Form of Director Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., Robert G. Egan, F. Jack Gorry, Arthur K. Lund, V. Ronald Mancuso, D.D.S., Richard L. Mount, Louis Oneal, Diane Rubino, Gary S. Vandeweghe and Douglas L. Shen, D.D.S., respectively, is hereby incorporated by reference to Exhibit (10) ae. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*Indicates management contract or compensation plan or arrangement.