Form 10-Q
period 2001-06-30
SJNB FINANCIAL CORP
filed 2001-08-13
CIK 721161

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                        For the transition period from          to

                         Commission File Number:0-11771
                                                -------

                              SJNB FINANCIAL CORP.
                              -------------------
          (Exact name of registrant as specified in its charter)

         California                                         77-0058227
--------------------------------                            ----------
(State or other jurisdiction of                    (I.R.S.Employer incorporation
or organization)                                    Identification No.)

ONE NORTH MARKET STREET, SAN JOSE, CALIFORNIA                        95113
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (408) 947-7562
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes__X_ No _ __

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock,  as of the latest  practicable  date:  3,808,562  shares of common stock outstanding as of August 7, 2001.

                               TABLE OF CONTENTS
                                                                    Page
                                                                    ----

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
         Condensed Consolidated Balance Sheets                        3
         Condensed Consolidated Statements of Operations              4
         Condensed Consolidated Statements of Shareholders' Equity    5
         Condensed Consolidated Statements of Cash Flows              6
         Notes to Unaudited Condensed Consolidated Financial State    7

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                         9

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                 25

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                            26

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    26

Item 3.  DEFAULTS UPON SENIOR SECURITIES                              26

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          26

Item 5.  OTHER INFORMATION                                            27

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                             27

SIGNATURES                                                            32

PART I - FINANCIAL INFORMATION

Item 1. -Financial Statements

SJNB FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

                                                                                             June 30,       December 31,
                                         Assets                                                2001             2000
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                       $27,008           $20,831
Interest-bearing deposits in other banks                                                          674               599
Federal funds sold                                                                              5,000             7,240
Money market investments                                                                          ---            38,475
Investment securities:
  Available for sale (includes securities subject to repurchase agreements as of
     December 31, 2000 having  fair values of $10,024 at December 31, 2000)                   118,019           110,160
  Held to maturity (Fair value: $18,646 at December 31, 2000)                                     ---            18,627
----------------------------------------------------------------------------------------------------------------------------
    Total investment securities                                                               118,019           128,787
----------------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                              482,029           463,314
Allowance for loan and lease losses                                                            (7,929)           (7,393)
----------------------------------------------------------------------------------------------------------------------------
  Loans and leases, net                                                                       474,100           455,921
----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                     5,133             5,444
Accrued interest receivable                                                                     3,330             3,968
Intangibles, net of accumulated amortization of  $3,246 at June 30, 2001
 and $3,059 at December 31, 2000.                                                               2,765             2,952
Other assets                                                                                   24,492            23,560
----------------------------------------------------------------------------------------------------------------------------
     Total                                                                                   $660,521          $687,777
============================================================================================================================

Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------------------------
Deposits:
  Non interest-bearing                                                                       $112,560          $130,130
  Interest-bearing                                                                            450,261           455,213
----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                           562,821           585,343
----------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                                                18,236            20,326
Other borrowings                                                                                2,303            11,713
Accrued interest payable                                                                        2,188             2,412
Other liabilities                                                                               4,447             4,400
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                        589,995           624,194
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized;
     none issued or outstanding in 2001 or 2000.                                                  ---              ---
  Common stock, no par value; 20,000 shares authorized;
     issued and outstanding, 3,808 shares at June 30, 2001
     and 3,747 shares at December 31, 2000.                                                    24,109            22,845
  Retained earnings                                                                            44,504            40,221
  Accumulated other comprehensive income                                                        1,913               517
----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                70,526            63,583
----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                     ---               ---
----------------------------------------------------------------------------------------------------------------------------
     Total                                                                                   $660,521          $687,777
============================================================================================================================
See accompanying Notes to Consolidated Financial Statements.

SJNB FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

                                                                             Quarter ended               Six months ended
                                                                                June 30,                     June 30,
                                                                       ----------------------------------------------------
                                                                             2001         2000          2001        2000
---------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans and leases                                     $10,814      $11,269      $22,621       $21,603
  Interest on money market investments                                          217          668          489         1,073
  Interest on interest bearing deposits in other banks                            7           25           14            52
  Interest and dividends on investment securities available for sale          1,824        1,632        3,814         3,090
  Interest on investment securities held to maturity                                         283                        583
                                                                               ----                      ----
  Other interest and investment income                                          114                       163
                                                                                            ----                       ----
---------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                    12,976       13,877       27,101        26,401
---------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Interest-bearing demand                                                     354          562          840         1,121
    Money market and savings                                                  1,207        1,592        2,808         3,003
    Certificates of deposits less than $100                                     922          851        1,700         1,563
    Certificates of deposit over $100                                         1,715        1,775        3,586         3,291
Federal Home Loan Bank advances                                                 279          332          595           664
Other borrowings                                                                199          222          419           420
---------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                    4,676        5,334        9,948        10,062
---------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                       8,300        8,543       17,153        16,339
---------------------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses                                             200          125          600           375
---------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
        loan and lease losses                                                 8,100        8,418       16,553        15,964
---------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposits                                                   390          291          711           565
  Other operating income                                                        111          125          268           296
  Increase in cash surrender value of life insurance                            181           81          419           143
  Net loss on securities available for sale                                     (10)        (587)          (1)         (587)
---------------------------------------------------------------------------------------------------------------------------
     Total other income (loss)                                                  672          (90)       1,397           417
---------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                       2,579        2,345        5,220         4,643
  Occupancy                                                                     356          341          754           694
  Merger related costs, nonrecurring                                                                                  3,424
                                                                               ----         ----         ----
  Other                                                                       1,362        1,430        2,694         2,805
---------------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                     4,297        4,116        8,668        11,566
---------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                               4,475        4,212        9,282         4,815
Income taxes                                                                  1,680        1,635        3,486         1,923
---------------------------------------------------------------------------------------------------------------------------
     Net income                                                              $2,795       $2,577       $5,796        $2,892
===========================================================================================================================

Net income per share - basic                                                 $0.73        $0.70        $1.53         $0.80
===========================================================================================================================
Net income per share - diluted                                               $0.70        $0.67        $1.45         $0.76
===========================================================================================================================
Dividends declared per share                                                 $0.20        $0.16        $0.40         $0.32
===========================================================================================================================
Average common shares outstanding                                             3,805        3,676        3,789         3,635
===========================================================================================================================
Average common shares and share equivalents outstanding                       4,006        3,823        3,993         3,806
===========================================================================================================================
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJNB FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders' Equity
(in thousands)
(Unaudited)

                                                                                                 Accumulated       Total
                                                                                                    Other         Share-
                                                                     Common       Retained      Comprehensive    holders'
Six months ended June 30, 2000                          Shares       Stock        Earnings          Income        Equity
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                               3,593      $20,769       $33,942         ($1,492)        $53,219
                                                                                                                ------------
Net income                                                                           2,892                           2,892
Other comprehensive income - Unrealized losses
   on securities held for sale, net                                                                    (22)            (22)
                                                                                                                ------------
Comprehensive income                                                                                                 2,870
                                                                                                                ------------
Stock options exercised                                      95          813                                           813
Cash dividends                                                                      (1,162)                         (1,162)
----------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 2000                                   3,688      $21,582       $35,672         ($1,514)        $55,740
============================================================================================================================

Six months ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000                               3,747      $22,845       $40,221            $517         $63,583
                                                                                                                ------------
Net income                                                                           5,796                           5,796
Other comprehensive income -
  Unrealized gains on swaps, net                                                                       579             579
  Unrealized gains on securities held for sale, net                                                    817             817
                                                                                                                ------------
Comprehensive income                                                                                                 7,192
                                                                                                                ------------
Stock options exercised                                      61        1,264                                         1,264
Cash dividends                                                                      (1,513)                         (1,513)
----------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 2001                                   3,808      $24,109       $44,504          $1,913         $70,526
============================================================================================================================
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJNB FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                  ------------------------------------------
                                                                                          2001                 2000
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                              $5,796               $2,892
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan and lease losses                                                    600                  375
      Depreciation and amortization                                                          428                  411
      Amortization on intangibles                                                            187                  219
      Net loss on securities available for sale                                                1                  587
      Net loss on sale of loan                                                                32                 ----
      Amortization of premium investment securities, net                                    (115)                 (72)
      Decrease (increase) in accrued interest receivable and other assets                    670               (3,606)
      Decrease in accrued interest payable and other liabilities                          (1,108)                (296)
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                        6,491                  510
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale/maturity of securities available for sale                            18,197               15,639
  Maturities of securities held to maturity                                                 ----                2,231
  Purchase of securities available for sale                                               (6,286)             (35,024)
  Purchase of securities held to maturity                                                   ----                 (104)
  Purchase of life insurance policies                                                       ----               (7,960)
  Proceeds from sale of loan                                                               1,010                 ----
  Increase in loans and leases, net                                                      (19,487)             (15,411)
  Capital expenditures                                                                      (117)                (341)
----------------------------------------------------------------------------------------------------------------------------
          Net cash (used in)  investing activities                                        (6,683)             (40,970)
----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  (Decrease) increase in deposits, net                                                   (22,522)              70,099
  (Decrease) increase in other borrowings                                                 (9,410)                 907
  Decrease in federal funds purchased                                                       ----                 (500)
  Decrease in Federal Home Loan Bank borrowings                                           (2,090)              (2,088)
  Cash dividends                                                                          (1,513)              (1,162)
  Proceeds from stock options exercised                                                    1,264                  813
----------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                            (34,271)              68,069
----------------------------------------------------------------------------------------------------------------------------
          Net (decrease) increase in cash and equivalents                                (34,463)              27,609
Cash and equivalents at beginning of period                                               67,145               33,631
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                    $32,682              $61,240
============================================================================================================================
Other cash flow information:
  Interest paid                                                                          $10,172               $9,997
                                                                                  ==========================================

  Income taxes paid                                                                        4,505                1,452
============================================================================================================================
Noncash transactions:
  Unrealized gain  on swap, net of tax                                                      $579                 ----
============================================================================================================================

  Unrealized gain on securities available for sale, net of tax                               817                 $565
============================================================================================================================
  Reclassification of held to maturity investment securities to available for sale
   (Fair value of $18,646 at December 30, 2000)                                           18,627                 ----
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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2000.

Note B     Net Income Per Share of Common Stock

The reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations are as follows (in thousands, except per share amounts):

                                                                           Quarter ended June 30,
                                                                  2001                                 2000
         -------------------------------------------------------------------------------------------------------------------
                                                     Net      Average      Per Share      Net      Average     Per Share
                                                    Income     Shares       Amounts      Income     Shares      Amounts
         -------------------------------------------------------------------------------------------------------------------
         Net income and basic EPS                   $2,795     3,805          $0.73      $2,577     3,676          $0.70
                                                                        ================                     ===============
         Effect of stock option dilutive shares                  201                                  147
         ----------------------------------------------------------------              -----------------------
         Diluted earnings per share                 $2,795     4,006          $0.70      $2,577     3,823          $0.67
         ===================================================================================================================

                                                                          Six months ended June 30,
                                                                  2001                                 2000
         -------------------------------------------------------------------------------------------------------------------
                                                     Net      Average      Per Share      Net      Average     Per Share
                                                    Income     Shares       Amounts      Income     Shares      Amounts
         -------------------------------------------------------------------------------------------------------------------
         Net income and basic EPS                   $5,796     3,789          $1.53      $2,892     3,635          $0.80
                                                                        ================                     ===============
         Effect of stock option dilutive shares                  204                                  171
         ----------------------------------------------------------------
                                                                                        ---------------------
         Diluted earnings per share                 $5,796     3,993          $1.45      $2,892     3,806          $0.76
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

Note D     Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for entities which are required to apply SFAS No. 133. SFAS No. 137 deferred the effective date to the fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, on January 1, 2001, and there was no significant effect on either the Consolidated Balance Sheet or Statement of Operations, except for the election by the Company, effective January 1, 2001, to transfer all of its securities “held to maturity” to “available for sale.” The Bank currently has outstanding $30 million in derivative instruments as defined by SFAS No. 133, including a $10 million synthetic floating rate certificate of deposit and a $20 million interest rate swap. These derivative instruments have been recorded as fair market value or cash flow hedges in accordance with the Statement, as appropriate, and are carried at fair value. Fair value adjustments are included in other comprehensive income.

Note E     Transfers and Servicing of Financial Assets

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was adopted by the Company on April 1, 2001 and replaces the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The Company did not have any significant transactions in which this Statement had any impact on its consolidated financial statements.

Note F     Business Combinations

In July 2001, the FASB issued Statement No. 141, Business Combinations (“SFAS No. 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS 141 states that the purchase method of accounting should be used for business combinations consummated after June 30, 2001. SFAS No. 142 states that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be reviewed for impairment. Intangible assets with definite useful lives will be amortized over their estimated useful lives and reviewed for impairment at least annually. Goodwill and intangible assets acquired in business combinations prior to June 30, 2001 and the issuance of SFAS No. 142, will continue to be amortized as dictated by previous accounting literature until December 31, 2001.

The Company adopted SFAS No. 141 on July 1, 2001 and will adopt SFAS No. 142 on January 1, 2002, its effective date. Any adjustments related to reassessment of the useful lives and residual values of intangible assets and reviews for impairment will be made in the first period subsequent to adoption. Impairment loss, if any, will be measured as of the adoption date and recognized as a cumulative effect from a change in accounting principle in earnings in the first period subsequent to adoption.

As of January 1, 2002, the Company expects to have unamortized goodwill in the amount of $2.4 million and unamortized intangible assets in the amount of $220 which will be subject to transition adjustments upon adoption of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $72 for the second quarter of 2001 and $78 for the same period in 2000. It is not practicable to reasonably estimate the impact of adoption of SFAS No. 141 and SFAS No. 142 as of the date of this report.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SJNB Financial Corp. (the “Company”) is the holding company for San Jose National Bank (“SJNB” or the “Bank”), and the Bank’s subsidiary, Epic Funding Corp. (“Epic”). The Company and the Bank are headquartered in San Jose, California and Epic is headquartered in Danville, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 2001 and 2000 and the liquidity and financial condition of the Company on a consolidated basis as of June 30, 2001 and December 31, 2000.

All dollar amounts in the text in Item 2 are in thousands, except per share amounts or as otherwise indicated.

The Company and Greater Bay Bancorp issued a joint press release dated June 25, 2001, announcing the signing of an Agreement and Plan of Reorganization dated June 25, 2001 (the “Agreement”). Pursuant to the Agreement the shareholders of the Company are to receive shares of Greater Bay Bancorp common stock. If the average closing price of Greater Bay Bancorp common stock is between $21.1429 and $31.0925, each share of the Company’s stock will be exchanged for 1.82 shares of Greater Bay Bancorp common stock. If the average closing price of Greater Bay Bancorp common stock is greater than $31.0925, the exchange ratio will decrease by dividing the average closing price into $56.5884 plus one-third of the amount that the average closing price exceeds $31.0925. If the average closing price of Greater Bay Bancorp common stock is less than $21.1429, the Company may decide to terminate the Agreement, unless Greater Bay Bancorp elects to exercise a top up option. In that case, the exchange ratio will equal the quotient obtained by dividing $38.4801 by the average closing price of Greater Bay Bancorp common stock.

In connection with the merger transaction, the Company has granted Greater Bay Bancorp an option to purchase up to 19.9% of the Company’s outstanding common stock at an exercise price of $40.00 per share. The option is exercisable if certain events occur, such as an acquisition of the Company by a party other than Greater Bay Bancorp.

The merger is subject to certain conditions, including the approval of the shareholders of Greater Bay Bancorp and the Company and regulatory approval. Upon consummation of the merger, former shareholders of the Company will own approximately 14% of Greater Bay Bancorp’s outstanding shares of common stock.

Forward-looking Information

This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve the Company’s plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment (including possible further declines in interest rates); the declining health of the economy, either nationally or regionally; the deterioration of credit quality, which could cause an increase in the provision for loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Santa Clara County real estate and high-tech industries; the impact of the California energy crisis and significantly higher energy costs; certain operational risks involving data processing systems or fraud; volatility of rate sensitive deposits; asset/liability matching risks; liquidity risks; changes in the securities markets; and uncertainties as to the consummation and timing of the pending merger with Greater Bay Bancorp, including regulatory and shareholder approvals and the satisfaction of other closing conditions. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2000 and reports on Form 10-Q and Form 8-K filed in 2001. See also the discussion of other risk factors discussed elsewhere in this Report.

In management’s view, the nation, California and the Bank’s market area, specifically the Silicon Valley, is currently in an economic slump caused by a rapid decrease in capital spending, which had acted as a catalyst in the recent economic expansion. Silicon Valley, together with the high technology sector, the telecommunications sector and the internet industry, have been the hardest hit by this economic slow-down. Because of the negative sentiment in the technology, telecommunications and internet sectors, there has been a slow-down in venture capital fundings. If venture capital fundings continue to be significantly curtailed during 2001, the Bay Area and Silicon Valley could continue to be negatively impacted. These changes could result in further layoffs and restructurings. In addition, the State of California is in the midst of an energy crisis, where the ability of the major utilities and the State of California to provide and deliver adequate resources to their users in a reliable manner has been threatened. It has been estimated that California has less than 90% of the capacity to fulfill the demands for power during the summer of 2001; although this has been ameliorated somewhat by the mild summer weather and the impact of consumer and corporate conservation efforts. These factors seem to have caused the commercial and residential real estate markets to retreat from the position of extremely tight supply which existed during 2000. Recent commercial vacancy numbers have grown appreciably and this has caused a slump in real estate rental rates. In regard to residential real estate, the inventory of unsold homes has increased in the Company’s market area. These factors could have a negative effect on economic conditions in Santa Clara County. It is not clear at this time what impact any of these conditions will have on the overall economy and specifically the ability of the Bank to continue to increase its volume of loans and deposits. In addition, the Federal Open Market Committee (“FOMC”) has cut interest rates by 275 basis points during 2001 in response to these economic conditions and the interest rate futures’ market currently anticipates further interest rate cuts. See “Asset/Liability Management” and “Quantitative and Qualitative Disclosures About Market Risk” for further discussion on the impacts of changes in interest rates on the Bank’s net interest margin.

Selected Financial Data

The following presents selected financial data and ratios as of and for the quarters and six months ended June 30, 2001 and 2000 and at June 30, 2001 and December 31, 2000:

SELECTED FINANCIAL DATA AND RATIOS

----------------------------------------------------------------------------------------------------------------------------
                                                                           For the quarters           For the six months
SELECTED ANNUALIZED OPERATING RATIOS                                        ended June 30,              ended June 30,
                                                                   ---------------------------------------------------------
EXCLUDING MERGER RELATED COSTS, NET OF TAX:                            2001             2000            2001        2000
----------------------------------------------------------------------------------------------------------------------------
Return on average equity                                                15.69%          18.69%           17.08%     18.63%
Return on average tangible equity                                       16.88           20.78            18.40      20.77
Return on average assets                                                 1.69            1.65             1.76       1.67
Net (recoveries) chargeoffs to average loans and leases                  0.04           (0.03)            0.03       0.04
Average equity to average assets                                        10.74            8.84            10.32       8.95
Average tangible equity to average tangible assets                      10.36            8.34             9.93       8.43

PER SHARE DATA:
Net income per share - basic                                            $0.73           $0.70            $1.53      $0.80
Net income per share - diluted                                           0.70            0.67             1.45       0.76
Dividends per share                                                      0.20            0.16             0.40       0.32
Excluding merger related costs, net of tax
Net income per share - basic                                             0.73            0.70             1.53       1.39
Net income per share - diluted                                           0.70            0.67             1.45       1.32
Net income per share - diluted (1)                                       0.72            0.70             1.50       1.38
============================================================================================================================

                                                                    At June 30, At December 31,      At June 30,
SHAREHOLDERS' EQUITY                                                   2001             2000            2000
------------------------------------------------------------------------------------------------------------------
Shareholders' equity per share                                          $18.52          $16.97           $15.11
Tangible equity per share                                                17.79           16.18            14.19

SELECTED FINANCIAL POSITION RATIOS:
------------------------------------------------------------------------------------------------------------------
Leverage capital ratio                                                    9.90%           8.94%            8.59%
Total risk based capital ratio                                           13.11           12.29            11.38
Nonperforming loans and leases to total loans and leases                  0.20            0.10             0.23
Nonperforming assets to total assets                                      0.15            0.07             0.15
Allowance for loan and lease losses to total loans                        1.64            1.60             1.60
Allowance for loan and lease losses
  to nonperforming loans and leases                                     821.00        1,621.00           701.00
Allowance for loan and lease losses
 to nonperforming assets                                                821.00        1,621.00           701.00
==================================================================================================================
(1) Excludes after-tax effect of goodwill and core deposit intangible amortization.

Summary of Financial Results

The Company reported net income of $2.795 million for the quarter ended June 30, 2001. This compares with net income of $2.577 million for the second quarter of 2000. In the second quarter of 2001, our per share diluted income increased by $0.03 to $0.70, representing a 4.5% increase, as compared to per share diluted income of $0.67 in the second quarter 2000. The increase in net income for the second quarter of 2001 as compared to the second quarter of 2000 was primarily attributable to the impact of $587 of investment security losses realized in the second quarter of 2000. These securities losses, during the second quarter of 2000, were offset by several nonrecurring items including the collection of a loan prepayment fee of $225 (included in the net interest margin) and an accrual reduction of $125 (which reduced other expenses) resulting from the settlement of a legal proceeding. In addition, noninterest income (excluding the impact of the securities losses) in the second quarter of 2001 increased approximately $185 over that of the same period a year ago, which was primarily due to the increase in earnings on the cash surrender value of life insurance and an increase in deposit service charges.

Net income for the six months ended June 30, 2001 was $5.796 million. This represented an increase of 15% from the $5.040 million, before merger related costs, net of tax, reported for the six months ended June 30, 2000. For the six months ended June 30, 2001, per share diluted income rose 9.8% to $1.45 compared to the $1.32 per diluted share before merger related costs, net of tax, reported in the same period in 2000. Actual net income including merger related costs for the six months ended June 30, 2000 was $2.892 million or $0.76 per diluted share. For the six months ended June 30, 2001, net interest income was $17.2 million compared to $16.3 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, return on average tangible assets, excluding amortization of intangibles, was 1.83% (as compared to 1.75% for the six months ended June 30, 2000); and return on average tangible equity was 18.4% (as compared to 20.8% for the six months ended June 30, 2000). SJNB’s efficiency ratio for the six months ended June 30, 2001 was 45.7% excluding amortization of intangibles (unchanged from its efficiency ratio for the six months ended June 30, 2000). Merger related costs include costs associated with the acquisition of Saratoga Bancorp, primarily attorney costs, accounting fees, investment bankers’ fees, SEC filings, “change of control” contractual provisions and system conversions.

The increase in the net income for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was due to several factors including an increase in net interest income of $814 (or $1.039 million after adjusting for the $225 nonrecurring prepayment fee recognized in the second quarter of 2000) attributable to an increase in the average volume of earning assets of $49 million, offset by a decline in the net interest margin due to a decrease in interest rates; and an increase in other noninterest income (excluding the impact of the $587 of investment security losses realized in the second quarter of 2000) relating to the increase in the cash surrender value of life insurance and an increase in deposit service charges. These were offset by an increase in the loan and lease loss provision due to the increased volume of loans and an increase in noninterest expense of $401 (excluding the effect of the accrual reduction of $125 in the second quarter of 2000), primarily due to increased incentive accruals and salaries for personnel and supplemental director and executive compensation programs instituted by Saratoga in 1999 and by SJNB in 2000.

Net Interest Income

The Bank’s asset/liability position is slightly asset-sensitive (See “Asset/Liability Management”). Therefore, in times of a decreasing interest rate environment, the Bank’s net interest margin should be negatively impacted, as was the case for the second quarter and six months ended June 30, 2001.

The Bank’s net interest income for the second quarter of 2001 was $8.3 million as compared to $8.5 million for the second quarter of 2000. After excluding the impact of the nonrecurring loan prepayment fee of $225 during the second quarter of 2000, net interest income was $8.3 million for the quarter ended June 30, 2001 compared to $8.3 million for the quarter ended June 30, 2000. The net interest margin decreased from 6.05% for the quarter ended June 30, 2000 to 5.54% for the quarter ended June 30, 2001 (relating to the decrease in the prime rate from an average of 9.25% for the quarter ended June 30, 2000 to 7.40% for the quarter ended June 30, 2001). The net interest margin decline was offset by an increase in average volume of earning assets of approximately $33.3 million during this period.

The Bank’s net interest income for the six months ended June 30, 2001 was $17.2 million as compared to $16.3 million for the same period in 2000. After excluding the impact of the nonrecurring loan prepayment fee of $225, during the second quarter of 2000, net interest income was $17.2 million for the six months ended June 30, 2001 compared to $16.1 million for the six months ended June 30, 2000. The net interest margin decreased from 5.96% for the six months ended June 30, 2000 to 5.76% for the six months ended June 30, 2001 (relating to the decrease in the prime rate from an average of 8.97% for the six months ended June 30, 2000 to 8.03% for the six months ended June 30, 2001). The net interest margin decline was offset by an increase in average volume of earning assets of approximately $49.4 million during this period.

The following table shows the composition of average earning assets and average funding sources, average yields and rates and the net interest margin, on an annualized basis, for the quarter and six months ended June 30, 2001 and 2000.

AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)

                                                                             Quarter ended June 30,
                                                           -------------------------------------------------------------------------
                                                                  2001                                 2000
---------------------------------------------------------------------------------------
                                                     Average                 Average     Average                  Average
Assets                                               Balance    Interest    Yield (1)    Balance     Interest    Yield (1)
-----------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans and leases, net (2)                          $473,047     $10,814      9.17%     $413,411       $11,269    10.96%
  Securities available for sale:
    Taxable (3)                                       100,092       1,616      6.48        99,311         1,623     6.57
    NONTAXABLE (4)                                     17,135         348      8.15           625            15     9.65
  Securities held to maturity:
    Taxable (5)                                          ----        ----     ----          2,976            69     9.33
    NONTAXABLE (6)                                       ----        ----     ----         17,835           357     8.05
  Money market investments                             20,642         217      4.22        42,372           668     6.34
  Interest-bearing due from banks                         674           7      4.17         1,733            25     5.80
Interest rate hedging instruments                        ----         114     ----           ----          ----     ----
----------------------------------------------------------------------------          ---------------------------
      Total interest-earning assets                   611,590      13,116      8.60       578,263        14,026     9.76
----------------------------------------------------------------------------          ---------------------------
Allowance for loan and lease losses                    (7,831)                             (6,617)
Cash and non-interest bearing due from banks           23,730                              23,967
Other assets                                           35,171                              28,139
Core deposit intangibles and
  goodwill, net                                         2,800                               3,439
---------------------------------------------------------------                       --------------
      Total Assets                                   $665,460                            $627,191
===============================================================                       ==============
Liabilities and Shareholders' equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                           $78,480         354      1.81       $82,322           562     2.75
    Money market and savings                          155,795       1,207      3.11       151,601         1,592     4.22
    Certificates of deposit:
      Less than $100                                   66,035         922      5.60        59,289           851     5.77
      $100 or more                                    135,010       1,715      5.10       128,524         1,775     5.55
----------------------------------------------------------------------------          ---------------------------
        Total certificates of deposits                201,045       2,637      5.26       187,813         2,626     5.62
----------------------------------------------------------------------------          ---------------------------
Other borrowings                                       32,624         478      5.88        33,643           554     6.62
----------------------------------------------------------------------------          ---------------------------
       Total interest-bearing liabilities             467,944       4,676      4.01       455,379         5,334     4.71
----------------------------------------------------------------------------          ---------------------------
Noninterest-bearing demand deposits                   117,867                             109,108
Accrued interest payable and
  other liabilities                                     8,190                               7,251
---------------------------------------------------------------                       --------------
      Total liabilities                               594,001                             571,738
---------------------------------------------------------------                       --------------
Shareholders' equity                                   71,459                              55,453
---------------------------------------------------------------                       --------------
       Total Liabilities and Shareholders' equity    $665,460                            $627,191
                                         ========--------                 =============--------------
Net interest income and margin (7)                                 $8,440      5.54%                     $8,692
===================================================           =========================            ==========================

(1)      Rates are presented on an annualized basis.
(2)      Includes loan fees of $421 FOR 2001, and $715 FOR 2000.  Nonperforming loans and leases have been included in average loan and lease balances.
(3)      Includes dividend income of  $24 AND $73 RECEIVED IN 2001 AND 2000, RESPECTIVELY.
(4)      Adjusted to a fully taxable equivalent basis using the federal statutory rate of 34% ($140 IN 2001 AND $6 IN
         2000).
(5)      Includes dividend income of $50 RECEIVED IN 2000.
(6)      Adjusted to a fully taxable equivalent basis using the federal statutory rate of 34% ($143 IN 2000).
(7)      THE NET INTEREST MARGIN REPRESENTS THE FULLY TAXABLE EQUIVALENT NET INTEREST INCOME AS A PERCENTAGE OF AVERAGE
         EARNING ASSETS.

AVERAGE BALANCES, RATES AND YIELDS
Fully Taxable Equivalent
(dollars in thousands)

                                                                           Six months ended June 30,
                                                     ------------------------------------------------------------------
                                                                  2001                             2000
----------------------------------------------------------------------------------------------------------------------
                                                     Average               Average    Average               Average
Assets                                               Balance    Interest  Yield (1)   Balance    Interest  Yield (1)
----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans and leases, net (2)                           $468,487   $22,621     9.74%    $408,015     $21,603   10.65%
  Securities available for sale:
    Taxable (3)                                        104,653     3,397     6.55       94,225       3,078    6.57
    NONTAXABLE (4)                                      17,094       695     8.20          436          20    9.22
  Securities held to maturity:
    Taxable (5)                                           ----      ----     ----        3,610         140    7.80
    NONTAXABLE (6)                                        ----      ----     ----       17,829         738    8.32
  Money market investments                              19,618       489     5.03       35,115       1,073    6.14
  Interest-bearing due from banks                          638        14     4.43        1,869          52    5.60
Interest rate hedging instruments                         ----       163     ----         ----        ----    ----
---------------------------------------------------------------------------         ------------------------
      Total interest-earning assets                    610,490    27,379     9.04      561,099      26,704    9.57
---------------------------------------------------------------------------         ------------------------
Allowance for loan and lease losses                     (7,676)                         (6,371)
Cash and non-interest bearing due from banks            24,127                          23,606
Other assets                                            33,401                          25,990
Core deposit intangibles and
  goodwill, net                                          2,848                           3,496
---------------------------------------------------------------                     -------------
      Total Assets                                    $663,190                        $607,820
===============================================================                     =============
Liabilities and Shareholders' equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                            $78,602       840     2.16      $81,777       1,121    2.76
    Money market and savings                           161,345     2,808     3.51      147,912       3,003    4.08
    Certificates of deposit:
      Less than $100                                    60,008     1,700     5.71       54,952       1,563    5.72
      $100 or more                                     132,375     3,586     5.46      122,851       3,291    5.39
---------------------------------------------------------------------------         ------------------------
        Total certificates of deposits                 192,383     5,286     5.54      177,803       4,854    5.49
---------------------------------------------------------------------------         ------------------------
Other borrowings                                        32,731     1,014     6.25       33,553       1,084    6.50
---------------------------------------------------------------------------         ------------------------
       Total interest-bearing liabilities              465,061     9,948     4.31      441,045      10,062    4.59
---------------------------------------------------------------------------         ------------------------
Noninterest-bearing demand deposits                    121,260                         105,086
Accrued interest payable and
  other liabilities                                      8,445                           7,269
---------------------------------------------------------------                     -------------
      Total liabilities                                594,766                         553,400
---------------------------------------------------------------                     -------------
Shareholders' equity                                    68,424                          54,420
---------------------------------------------------------------                     -------------
       Total Liabilities and Shareholders' equity     $663,190                        $607,820
==============================================================-------------         ============------------
Net interest income and margin (7)                               $17,431     5.76%                 $16,642    5.96%
=====================================================         =======================           ======================

 (1)  Rates are presented on an annualized basis.
 (2)  Includes loan fees of $1,027 FOR 2001, and $1,223 FOR 2000.  Nonperforming loans and leases have been included in average loan and lease balances.
 (3)  Includes dividend income of $50 AND $152 RECEIVED IN 2001 AND 2000, RESPECTIVELY.
 (4)  Adjusted to a fully taxable equivalent basis using the federal statutory rate of 34% ($278 IN 2001 AND $8 IN
      2000).
 (5)  Includes dividend income of $99 RECEIVED IN 2000.
 (6)  Adjusted to a fully taxable equivalent basis using the federal statutory rate of 34% ($295 IN 2000).
 (7)  The net interest margin represents the fully taxable equivalent net interest income as a percentage of average earning assets.

Provision for Loan and Lease Losses

The level of the allowance for loan and lease losses and the related provision reflect management’s judgment as to the inherent risk of loss associated with the loan and lease portfolios as of June 30, 2001 and 2000 based on information available to management as of said dates. Based on management’s evaluation of such risks and increased loans and leases and increased nonperforming loans, an addition of $200 was made to the allowance for loan and lease losses in the quarter ended June 30, 2001 as compared to an addition of $125 for the second quarter of 2000. An addition of $600 was made to the allowance for loan and lease losses in the six months ended June 30, 2001 as compared to an addition of $375 for the six months ended June 30, 2000. See “Loan and Lease Portfolio.”

Other Income

The increase in the service charges on deposits of $99 and $146 for the three and six months ended June 30, 2001, respectively, as compared to the three and six months ended June 30, 2000 is due mainly to an increase in the assessment and collection of certain service charges on deposit accounts. The increase in income from the increase in the cash surrender value of life insurance is based on the Bank’s purchases during 2000 of additional insurance policies related to the supplemental retirement program for certain outside directors and executive officers which occurred after March 31, 2000.

Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis for the three months and six months ended June 30, 2001 and 2000:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)

                                            Quarter ended June 30,                     Six months ended June 30,
                                 -------------------------------------------------------------------------------------------
                                          2001                  2000                  2001                   2000
                                  Amount   Percent (1)  AMOUNT   PERCENT (1)   Amount   Percent (1)   AMOUNT   PERCENT (1)
----------------------------------------------------------------------------------------------------------------------------
Salaries and benefits               $2,579    1.55%       $2,345    1.50%       $5,220     1.57%        $4,643      1.53%
Data processing                        208    0.13           180    0.11           428     0.13            347      0.11
Occupancy                              188    0.11           173    0.11           399     0.12            358      0.12
Furniture and equipment                168    0.10           168    0.11           355     0.11            336      0.11
Directors' & shareholders'             159    0.10           204    0.13           313     0.09            345      0.11
Client services paid by Bank           152    0.09           178    0.11           311     0.09            321      0.11
Business promotion                     132    0.08           131    0.08           258     0.08            263      0.09
Amortization of core deposit
  intangibles and goodwill              94    0.06           109    0.07           187     0.06            219      0.07
Legal and professional fees             94    0.06           203    0.13           160     0.05            340      0.11
Merger costs                          ----    ----          ----    ----          ----     ----          3,424      1.13
Other                                  523    0.31           425    0.28         1,037     0.31            970      0.32
----------------------------------------------------------------------------------------------------------------------------
     Total                          $4,297    2.58%       $4,116    2.63%       $8,668     2.61%       $11,566      3.81%
============================================================================================================================
 (1) The  percentages  are  calculated by  annualizing  the expenses and comparing that amount to the average assets for the respective quarters and six months ended June 30, 2001 and 2000.

Total other expenses for the second quarter of 2001 increased $181 from the same period a year ago primarily as a result of an increase in salary and benefits of $234. The increase in salary and benefits relates to increased salaries and wages of approximately $230 and increased costs associated with the supplemental retirement program for key executives of approximately $59. The increase in other is attributable to an accrual reduction of $125 related to the settlement of a legal proceeding in the second quarter of 2000. As a percent of average assets, actual expenses were 2.58% and 2.63% in the three months ended June 30, 2001 and 2000, respectively. This is primarily due to the reduction in consulting fees from the second quarter of 2000.

Total other expenses for the first six months of 2001 decreased $2.9 million from the same period a year ago, primarily as a result of nonrecurring merger costs of $3.4 million expensed during the first quarter of 2000, offset by salary increases necessitated by the competitive environment for personnel, and an increase in incentive accruals and increased costs associated with the supplemental retirement program for key executives. As a percent of average assets, excluding nonrecurring merger costs, actual expenses were 2.61% and 2.68% for the six months ended June 30, 2001 and 2000, respectively. This is primarily due to the reduction in legal and consulting fees during the first six months of 2001.

Income Tax Provision

The effective tax rate for the six months ended June 30, 2001 was 38% and for the year ended December 31, 2000 it was 39%. The rate is impacted by several items, the most significant of which are the amortization of intangibles, tax exempt income, the California Franchise tax, the California Franchise Tax Enterprise Tax Zone Credit and the impact of the Bank’s investment in Low Income Housing Tax Credit funds.

Financial Condition and Earning Assets

Consolidated assets decreased to $661 million at June 30, 2001 compared to $688 million at December 31, 2000. The decrease related primarily to a decrease in investment securities and money market investments of $52 million offset by an increase in net loans and leases of $18 million. The net decrease of $34 million is related to the reduction in deposits of $23 million since the beginning of the year. This decrease in deposits is related to a substantial influx of short-term volatile deposits at year end 2000, which the Bank anticipated would be withdrawn in 2001. See “Funding.”

Federal Funds Sold and Money Market Investments

Federal funds sold and money market investments were $5 million at June 30, 2001 as compared to $46 million at December 31, 2000. This decrease resulted primarily from the substantial influx of short-term volatile deposits at year end 2000, which the Bank anticipated would be withdrawn in 2001. See “Funding.”

Securities

The following table shows the composition of the securities portfolio at June 30, 2001 and December 31, 2000. There were no issuers of securities (except U.S. Government Securities) for which the book value of securities of any issuer held by the Bank exceeded 10% of the Company’s shareholders’ equity, except for investment securities with a fair value of $20.2 million ($19.9 million cost basis) issued by the Federal Home Loan Bank.

SECURITIES PORTFOLIO
(dollars in thousands)

                                                          JUNE 30, 2001                        December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                               Amortized    Unrealized     Market     Amortized    Unrealized     Market
                                                 Cost      Gain (Loss)     Value        Cost      Gain (Loss)     Value
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U. S. Treasury                                 $2,516          $48        $2,564      $1,496          $31        $1,527
  U. S. Government Agencies                      26,069          521        26,590      33,444          205        33,649
  State and municipal:
    Nontaxable                                   17,139          212        17,351        ----         ----          ----
    Taxable                                       4,570          169         4,739       5,208          105         5,313
  Mortgage-backed                                51,036        1,268        52,304      56,120        1,447        57,567
  Asset-backed                                    3,609           77         3,686       3,607           22         3,629
  Trust-preferred                                 9,048          (31)        9,017       9,050         (575)        8,475
----------------------------------------------------------------------------------------------------------------------------
    Total available for sale                    113,987        2,264       116,251     108,925        1,235       110,160
----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Government Agencies                        ----         ----          ----         500            1           501
  State and municipal (nontaxable)                 ----         ----          ----      16,395           18        16,413
----------------------------------------------------------------------------------------------------------------------------
    Total held to maturity                         ----         ----          ----      16,895           19        16,914
----------------------------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank stock                    1,104         ----         1,104       1,068         ----         1,068
  Federal Reserve Bank stock                        664         ----           664         664         ----           664
----------------------------------------------------------------------------------------------------------------------------
    Total                                         1,768         ----         1,768      18,627           19        18,646
----------------------------------------------------------------------------------------------------------------------------
      Total investment securities portfolio    $115,755       $2,264      $118,019    $127,552       $1,254      $128,806
============================================================================================================================

Unrealized gains generally result from the impact of current market rates being less than those rates in effect at the time the Bank purchased the securities. The pre-tax unrealized gain on securities available for sale as of June 30, 2001 was $2.3 million as compared to $1.2 million as of December 31, 2000. The increase in unrealized gain is attributable to the continuing decrease in interest rates in the second quarter of 2001 and the transfer, as of January 1, 2001, of certain securities from the “held to maturity” to “available for sale” category. The Bank’s weighted average maturity of the available for sale portfolio was approximately 5.6 years at June 30, 2001, and 4.0 years at December 31, 2000. The increase in maturity resulted from the transfer of the securities which had been classified as “held to maturity” to the “available for sale” category effective as of January 1, 2001 in connection with the Company’s adoption of SFAS No. 133. Management estimates that for each 1% change in interest rates, the value of the Company’s available for sale securities will change by approximately 3.4%.

The maturities and yields of the investment portfolio at June 30, 2001 are shown below:

MATURITY AND YIELDS OF INVESTMENT SECURITIES

----------------------------------------------------------------------------------------------------------------------------
At June 30, 2001
(dollars in thousands)
                                                                                   Available for Sale
                                                             ---------------------------------------------------------------
                                                                                                                FTE
                                                                   Amortized             Estimated            Average
                                                                      Cost               Fair Value          Yield (1)
                                                             ---------------------------------------------------------------
U. S. Treasury:
  Within 1 year                                                       $2,022                $2,046               5.15%
  After 1 year within 5 years                                            494                   518               6.28
                                                             ---------------------------------------------------------------
    Totals                                                             2,516                 2,564               5.37
                                                             ---------------------------------------------------------------
U.S. Government Agencies:
  Within 1 year                                                        7,001                 7,121               6.74
  After 1 year within 5 years                                         19,068                19,469               6.06
                                                             ---------------------------------------------------------------
    Totals                                                            26,069                26,590               6.24
                                                             ---------------------------------------------------------------
State and municipal:
  Within 1 year                                                          415                   416               7.43
  After 1 year within 5 years                                          6,142                 6,339               7.00
  After 5 years within 10 years                                        1,746                 1,788               7.04
  After 10 years                                                      13,406                13,547               7.40
                                                             ---------------------------------------------------------------
    Totals                                                            21,709                22,090               7.26
                                                             ---------------------------------------------------------------
Mortgage backed:
  Within 1 year                                                           57                    57               7.51
  After 1 year within 5 years                                          2,980                 2,959               5.78
  After 5 years within 10 years                                        7,835                 7,961               6.58
  After 10 years                                                       9,167                 9,377               6.86
                                                             ---------------------------------------------------------------
    Totals                                                            20,039                20,354               6.59
                                                             ---------------------------------------------------------------
CMO's:
  Within 1 year                                                        9,214                 9,497               6.76
  After 1 year within 5 years                                         21,276                21,930               6.76
  After 5 years within 10 years                                          507                   523               6.80
                                                             ---------------------------------------------------------------
    Totals                                                            30,997                31,950               6.76
                                                             ---------------------------------------------------------------
Asset backed:
  Within 1 year                                                          921                   941               6.85
  After 1 year within 5 years                                          2,688                 2,745               6.85
                                                             ---------------------------------------------------------------
    Totals                                                             3,609                 3,686               6.85
                                                             ---------------------------------------------------------------
Trust-preferred:
  After 10 years                                                       9,048                 9,017               7.71
                                                             ---------------------------------------------------------------
    Total investment securities                                      113,987              $116,251               6.75%
                                                                                        =========================================
  Net unrealized gain on securities available for sale                 2,264
                                                             -----------------------
      Total investment securities, net carrying value               $116,251
                                                             =======================
 (1) Fully taxable equivalent.

Loan and Lease Portfolio

The following table provides a breakdown of the Company’s consolidated loans and leases by type of borrower:

LOAN AND LEASE PORTFOLIO
(dollars in thousands)

                                                              June 30, 2001                     December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                          Percentage                          Percentage
                                                           Total           of Total             Total          of Total
                                                           Amount           Loans               Amount          Loans
----------------------------------------------------------------------------------------------------------------------------
Commercial and other                                     $137,670           28.6%             $140,108           30.2%
SBA                                                        54,656           11.3                53,371           11.5
Leasing                                                    37,274            7.7                37,450            8.1
Factoring/Asset based                                      15,628            3.2                13,476            2.9
Real estate construction                                   57,624           12.0                54,667           11.8
Real estate term                                          161,052           33.4               147,110           31.8
Consumer                                                   19,154            4.0                18,262            3.9
Unearned fee income                                        (1,029)          (0.2)               (1,130)          (0.2)
----------------------------------------------------------------------------------------------------------------------------
  Total loans and leases                                 $482,029          100.0%             $463,314          100.0%
============================================================================================================================

Consolidated loans and leases increased to $482 million at June 30, 2001, from $463 million at December 31, 2000 representing approximately an 8.1% annualized growth rate for the six months. The growth was primarily due to increases in real estate and asset based lending. The Bank has elected not to aggressively seek or renew loans where, in management’s opinion, the Bank’s underwriting criteria is not satisfied; this has caused a slow down in loan production and an increase in payoffs when the Bank has not met competitive pressures. Competition for commercial and other loans remains high within the Bank’s marketing area. Growth in real estate term lending, which is primarily transactional lending with competitive industry pricing, related to the Bank’s ability to penetrate the market and the conversion of real estate construction projects into term loans. The growth in factoring/asset based lending was primarily centered in the development of new business for asset based lending.

Approximately 50.5% of the loan and lease portfolio is directly related to real estate or real estate interests, including real estate construction loans, real estate term, mortgage warehouse lines (1.0%, included in the Commercial and other category), real estate equity lines (1.8%, included in the Consumer category), loans to real estate developers for short-term investment purposes (.4%) and loans for real estate investment purposes made to non-developers (2.0%). The latter two types of loans are included in the Commercial and other category. Approximately 50.8% of the loan and lease portfolio is made up of commercial and other loans, including SBA, Leasing and Factoring/Asset based lending; however, in management’s view, no particular industry represents a significant portion of such loans.

The following table shows the maturity and interest rate sensitivity of commercial, SBA, real estate construction and real estate-other loans at June 30, 2001. Approximately 76% of the commercial, SBA and real estate loan portfolios have floating interest rates which, in management’s opinion, generally limits the exposure to interest rate risk on long-term loans and leases but can have a negative impact when rates decline.

COMMERCIAL AND REAL ESTATE LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                Balances maturing             Interest Rate Sensitivity
                                                     ----------------------------------------------------------------------
                                                                                                 Predeter-
                                     Balances at                   One year                      mined       Floating
                                        June 30,        One year      to five      Over five     interest      interest
(dollars in thousands)                    2001          or less        years         years         rates        rates
----------------------------------------------------------------------------------------------------------------------------
Commercial and other                    $137,670        $91,279       $37,250       $9,141        $33,841     $103,829
SBA                                       54,656          3,251        12,997       38,408          2,002       52,654
Real estate construction                  57,624         53,213         1,176        3,234          -----       57,624
Real estate-other                        161,052         15,380        56,533       89,138         64,614       96,437

Allowance for Loan and Lease Losses

The Company utilizes a method of assigning a minimum and maximum loss ratio to each grade of loan or lease within each category of borrower (commercial, real estate term, real estate construction, factoring/asset based lending, consumer, SBA, etc.) and leases. Loans and leases are graded on a ranking system based on management’s assessment of the loan or lease’s credit quality. The assigned loss ratio is based upon, among other things, the Company’s prior experience, industry experience, delinquency trends and the level of nonaccrual loans and leases. Loans secured by real estate are evaluated on the basis of their underlying collateral in addition to using the assigned loss ratios. The methodology also considers (and assigns a risk factor for) current economic conditions, off-balance sheet risk (including SBA guarantees and servicing and letters of credit) and concentrations of credit. In addition, each loan and lease is evaluated on the basis of whether or not it is impaired. For impaired loans and leases, the expected cash flow is discounted on the basis of the loan’s interest rate. The methodology provides a systematic approach believed by management to measure the risk of possible future loan and lease losses. Management and the Board of Directors evaluate the allowance and determine the desired level of the allowance considering objective and subjective measures, including, but not limited to, knowledge of the borrowers’ business, valuation of collateral and exposure to potential losses. The allowance for loan and lease losses was approximately $7.9 million at June 30, 2001, or 1.64% of total loans and leases outstanding on such date compared to approximately $7.4 million at December 31, 2000 or 1.60% of total loans and leases outstanding on such date.

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

The following schedule provides an analysis of the allowance for loan and lease losses

:

ALLOWANCE FOR LOAN AND LEASE LOSSES
(dollars in thousands)

                                                                    Quarter ended       SIX MONTHS ENDED       Year ended
                                                                       June 30,             June 30,          December 31,
                                                                 ------------------------------------------------------------
                                                                   2001      2000       2001        2000          2000
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of the period                                  $7,774   $6,551       $7,393     $6,412        $6,412
Charge-offs by loan or lease category:
  Commercial                                                           1     ----            6       ----          ----
  SBA                                                              ----      ----            6       ----            18
  Leasing                                                             44     ----           53       ----
  Factoring/Asset-based                                            ----      ----           30       ----
  Real estate-construction                                         ----      ----                     376           376
                                                                                          ----
  Consumer                                                                      3           15         10            17
-----------------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                                 45        3          110        386           411
-----------------------------------------------------------------------------------------------------------------------------
Recoveries by loan or lease category:
  Commercial                                                       ----         8            9         21           135
  SBA                                                              ----      ----            2       ----            13
  Real estate-construction                                         ----         5            1        259           379
  Real estate term                                                 ----      ----                    ----          ----
                                                                                          ----
  Consumer                                                         ----        17           34         22           140
-----------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                                           30           46        302           667
-----------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                          45      (27)          64         84          (256)
-----------------------------------------------------------------------------------------------------------------------------
Provision charged to expense                                         200      125          600        375           725
-----------------------------------------------------------------------------------------------------------------------------
Balance, end of the period                                        $7,929   $6,703       $7,929     $6,703        $7,393
=============================================================================================================================

Ratios:
Net charge-offs (recoveries) to average loans and leases (1)          .04%    (.03%)       .03%       .04%        (.06%)
Allowance to total loans and leases at the end of the period         1.64     1.60        1.64       1.60         1.60
Allowance to nonperforming loans and leases at end of the period   821.00    701.00     821.00     701.00     1,621.00
=============================================================================================================================
(1)      Percentages are calculated on an annualized basis.

During the second quarter of 2001, the Bank wrote-off $45 in loans and leases. During the second quarter of 2000, the Bank wrote-off $3 in loans and had recoveries of $30 for a total of $27 in net recoveries. The allowance for loan and lease losses was 821% of nonperforming loans and leases at June 30, 2001 compared to 1,621% at December 31, 2000. The decrease in the percentage of allowance for loan and lease losses to nonperforming loans and leases was due to the addition of the borrowings of a single customer in the amount of approximately $686 due to the bankruptcy of the borrower. See “Nonperforming Loans and Leases.”

Nonperforming Loans and Leases

Nonperforming loans and leases consist of loans and leases for which the accrual of interest has been suspended, restructured loans and leases and other loans and leases with principal or interest contractually past due 90 days or more and still accruing. At June 30, 2001, there was approximately $965 in loans and leases for which the accrual of interest had been suspended. At December 31, 2000, there was approximately $421 in loans for which the accrual of interest had been suspended plus $35 in loans with principal or interest contractually past due 90 days or more and still accruing for a total of $456 in nonperforming loans and leases.

As of June 30, 2001, nonperforming loans and leases consisted of five relationships, including a commercial loan, three leases, and one SBA loan. The commercial loan (in the amount of $686 as of June 30, 2001) is secured by accounts receivable which are in the process of collection. It is currently estimated that approximately $380 of the outstanding balance will be written off. This amount has been specifically identified in the allowance for loan and lease losses as of June 30, 2001. The remaining significant nonperforming assets include three leases in the amount of $279 secured by various types of equipment. In one situation Epic has been unable to contact the lessor or locate the equipment relating to the lease. Epic is in the process of employing resources to pursue the lessor and locate the equipment. It is not possible to estimate any loss exposure on this lease until further efforts have been expended.

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

Management conducts an ongoing evaluation and review of the loan and lease portfolio in order to identify potential nonperforming loans and leases. Management considers loans and leases which are classified for regulatory purposes, and loans and leases which are graded as classified by the Bank’s outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credit information about which management is aware which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of June 30, 2001, management has identified a lease in the amount of $180 with respect to which known information causes management to have serious doubts about the borrowers’ abilities to comply with present repayment terms, such that the lease might subsequently be classified as nonperforming and subject to possible loss. The Bank is in the process of repossessing the equipment relating to the lease and is pursuing the guarantor. Based on the estimated realizable value of the equipment, the potential loss could be approximately $100, assuming that the guarantor is unable to meet demands for payment. In addition, one commercial customer with a loan in the amount of approximately $600 is currently in violation of certain loan covenants and management is currently negotiating with the customer as to the status of the borrower's credit agreement; however, it is not known what further action will be required. Changes in world, national or local economic conditions or specific industry segments (including declining exports), rising interest rates, declines in real estate values, energy cost increases, declines in securities markets and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and leases and the value of real estate and other collateral securing such loans and leases. In addition, see “Forward-looking Information.”

Funding

The following table provides a breakdown of deposits by category as of the dates indicated:

DEPOSIT CATEGORIES
(dollars in thousands)

                                                                   June 30, 2001                  December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                            Percentage                       Percentage
                                                              Total          of Total          Total          of Total
                                                             Amount          Deposits          Amount         Deposits
----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                                   $112,560          20.0%          $130,130           22.2%
Interest-bearing demand                                        74,762          13.3             78,539           13.4
Money market and savings                                      162,319          28.8            187,794           32.1
Certificates of deposit:
  Less than $100                                               73,611          13.1             54,175            9.3
  $100 or more                                                139,569          24.8            134,705           23.0
----------------------------------------------------------------------------------------------------------------------------
    Total                                                    $562,821         100.0%          $585,343          100.0%
============================================================================================================================

Deposits as of June 30, 2001 were $563 million compared to $585 million at December 31, 2000. The decrease in deposits of $22 million in 2001 was due to an unusually large amount of short-term deposits relating to several specific customers of approximately $37 million at year end 2000, primarily included in money market and savings and certificates of deposit of $100 or more. Excess funds generated by these deposits had been invested in short-term investments in anticipation of their withdrawal and the subsequent withdrawal of these deposits was expected. The growth in certificates of deposits was mainly due to the addition of approximately $25 million (net of maturities) through the use of posted high rates, negotiated wholesale funds and the placement of $20 million of certificates with the State of California.

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

The table below summarizes the various capital ratios of the Company and the Bank at June 30, 2001 and December 31, 2000.

Risk-based and Leverage Capital Ratios
(dollars in thousands)

                                                                      June 30, 2001                December 31, 2000
                                                             ---------------------------------------------------------------
Company-Risk-based                                                Amount          Ratio          Amount          Ratio
------------------
                                                             ---------------------------------------------------------------
Tier 1 capital                                                      $65,848       11.86%           $60,115       11.04%
Tier 1 capital minimum requirement                                   22,209        4.00             21,779        4.00
                                                             ---------------------------------------------------------------
  Excess                                                            $43,639        7.86%           $38,335        7.04%
                                                             ===============================================================
Total capital                                                       $72,800       13.11%           $66,928       12.29%
Total capital minimum requirement                                    44,417        8.00             43,559        8.00
                                                             ---------------------------------------------------------------
  Excess                                                            $28,383        5.11%           $23,369        4.29%
                                                             ===============================================================

Risk-adjusted assets                                               $555,217                       $544,485
                                                     =================              ==================

Company-Leverage
----------------
Tier 1 capital                                                      $65,848        9.90%           $60,115        8.94%
Minimum leverage ratio requirement                                   26,618        4.00             26,902        4.00
                                                             ---------------------------------------------------------------
  Excess                                                            $39,230        5.90%           $33,212        4.94%
                                                             ===============================================================

Average total assets                                               $665,460                       $672,555
                                                     =================              ==================

Bank-Risk-based
---------------
Tier 1 capital                                                      $64,234       11.63%           $58,217       10.75%
--------------
Tier 1 capital minimum requirement                                   22,092        4.00             21,667        4.00
                                                             ---------------------------------------------------------------
  Excess                                                            $42,143        7.63%           $36,550        6.75%
                                                             ===============================================================
Total capital                                                       $71,151       12.88%           $64,995       12.00%
Total capital minimum requirement                                    44,183        8.00             43,334        8.00
                                                             ---------------------------------------------------------------
  Excess                                                            $26,968        4.88%           $21,661        4.00%
                                                             ===============================================================

Risk-adjusted assets                                               $552,289                       $541,671
                                                     =================              ==================

Bank-Leverage
-------------
Tier 1 capital                                                      $64,234        9.69%           $58,217        8.66%
Minimum leverage ratio requirement                                   26,515        4.00             26,879        4.00
                                                             ---------------------------------------------------------------
  Excess                                                            $37,720        5.69%           $31,337        4.66%
                                                             ===============================================================

Average total assets                                               $662,867                       $671,976
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

The Company’s liquidity is maintained by cash flows stemming from dividends and management fees from the Bank and the exercise of stock options issued to the Bank’s employees and directors. The amount of dividends from the Bank is subject to certain regulatory restrictions. Subject to said restrictions and the required minimum capital ratios, at June 30, 2001, up to $16 million could have been paid to the Company by the Bank without regulatory approval. Dividends of $500 were paid to the Company by the Bank during 2000 and no dividends were paid during the six months ended June 30, 2001. As of July 25, 2001, the Board of Directors of the Bank declared a dividend of $800 payable to the Company on September 4, 2001.

The Bank’s source of liquidity consists of its deposits with other banks, overnight funds sold to correspondent banks and other short-term investments, and securities available for sale less short-term borrowings. At June 30, 2001, consolidated net liquid assets totaled $132.5 million or 20.1% of consolidated total assets as compared to $148.3 million or 21.7% of consolidated total assets at December 31, 2000. This decrease was caused by the unusually large amount of short-term deposits relating to several specific customers totaling approximately $37 million. In addition to the liquid asset portfolio, SJNB also has available $27 million in informal lines of credit with three major commercial banks, a collateralized repurchase agreement with a maximum limit of $40 million, the guaranteed portion of the SBA loan portfolio of approximately $32 million, and a credit facility with the Federal Reserve Bank based on loans secured by real estate for approximately $6.6 million.

SJNB is primarily a business and professional bank and, as such, its deposit base may be more susceptible to economic fluctuations than other potential competitors. Accordingly, management strives to maintain a balanced position of liquid assets to volatile and cyclical deposits. Commercial clients in their normal course of business maintain balances in large certificates of deposit, the stability of which hinge upon, among other factors, market conditions, interest rates and business’ seasonality. Large certificates of deposit amounted to 25% and 23% of total deposits on June 30, 2001 and December 31, 2000, respectively.

Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The loan and lease portfolio consists primarily of floating rate, short-term loans. On June 30, 2001 approximately 29% of total consolidated assets had maturities less than one year and 69% of total consolidated loans and leases had floating rates tied to the prime rate or similar indexes. The short-term nature of the loan and lease portfolio, and loan and lease agreements which generally require monthly interest payments, provide the Company with a secondary source of liquidity. There are no material commitments expected for capital expenditures in 2001.

Effects of Inflation

The most direct effect of inflation on the Company is higher interest rates. Because a significant portion of the Bank’s deposits are represented by noninterest-bearing demand accounts, changes in interest rates have a direct impact on the financial results of the Bank. See “Asset/Liability Management.” Another effect of inflation is the upward pressure on the Company’s operating expenses. Inflation did not have a material effect on the Bank’s operations in 2000 or the first six months of 2001.

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

The Company’s balance sheet position at June 30, 2001 was asset-sensitive on a short-term basis, based upon the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. This position provides a hedge against rising interest rates, but generally has a detrimental effect during times of interest rate decreases. Net interest revenues can be negatively impacted by a decline in interest rates. The interest rate gap is a measure of interest rate exposure and is based upon the known repricing dates of certain assets and liabilities and assumed repricing dates of others.

Commencing in the first quarter of 2001, the FOMC began a process of decreasing interest rates to energize capital spending, increase affordability of residential real estate and increase consumer confidence and spending. Through June 30, 2001, the FOMC had decreased interest rates 275 basis points. As noted above, the Bank’s balance sheet is asset sensitive; but the effect of possible interest rate changes is not precisely determinable due to the many factors influencing the Bank’s net interest margin, including repricing of deposits, a change in mix of the loan, lease and deposit portfolios and other borrowings, changes in relative volumes, the speed at which fixed rate loans and leases are repriced, discretionary investment activities and other factors. During the second quarter of 2001, the net interest margin decreased to 5.54% from 5.86% for the year ended December 31, 2000 and 5.98% for the first quarter of 2001. The decrease in the net interest margin is primarily related to the decrease in interest rates in addition to the change in the mix of loans and deposits and the impact of the lower amount of amortized loan fees included in interest income. See “Forward-looking Information” regarding current economic conditions.

In evaluating the Company’s exposure to interest rate risk, certain shortcomings inherent in the method of analysis must be considered. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Further, certain earning assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors when implementing its interest rate risk management activities, including the utilization of certain interest rate hedges. The Bank has outstanding a $20 million interest rate swap, wherein the Bank receives 9.6% interest on the nominal amount of $20 million and pays a floating rate based on the national prime rate of interest. The current prime rate the Bank is paying is 6.75%.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders of the Company on May 23, 2001, 2,359,328 shares were represented. Each of the persons named in the Proxy Statement as the five nominees to serve as Class II directors of the Corporation until the 2004 Annual Meeting of Shareholders was elected. In the election of Class II directors, the shareholders of the Company voted as follows:

                                                          Number of            Number of
                                                         Votes Cast              Votes
                          Name                           For Nominee           Withheld
                          ----                           -----------           --------
             Akamine, Ray S.                               2,341,640              17,688
             Diridon, Sr., Rod                             2,334,417              24,911
             Egan, Robert G.                               2,341,717              17,611
             Lund, Arthur K.                               2,341,440              17,888
             Shen, Douglas L.                              2,341,502              17,826

The Class III directors continuing in office until the 2002 Annual Meeting of Shareholders are Victor E. Aboukhater, Robert A.Archer, James R. Kenny, Diane P. Rubino and Gary S. Vandeweghe. The Class I directors continuing in office until the 2003 Annual Meeting of Shareholders are Albert V. Bruno, F. Jack Gorry, William D. Kron, V. Ronald Mancuso, Richard L. Mount and Louis Oneal.

The shareholders approved the Senior Management Bonus Plan to enable bonuses paid under the Bonus Plan to qualify as deductible, performance-based compensation under Section 162(m) of the Internal Revenue Code, with 2,236,031 shares being voted for the approval, 69,779 shares being voted against and 53,518 shares abstained.

In addition, the shareholders ratified the appointment of KPMG LLP as the Company’s independent public accountants for the year ending December 31, 2001, with 2,330,235 shares being voted for the ratification, 18,118 shares being voted against and 10,975 shares abstained.

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

(2) b. Agreement and Plan of Reorganization by and between the Registrant and Greater Bay Bancorp, dated as of June 25, 2001, is hereby incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K as filed on June 26, 2001.

(2) c. Stock Option Agreement, dated as of June 25, 2001, between the Registrant and Greater Bay Bancorp is hereby incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K as filed on June 26, 2001.

(3) (i). The Registrant’s restated Articles of Incorporation are hereby incorporated by reference from Exhibit (3) (i) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(3) (ii). The Registrant’s Restated Bylaws as of February 23, 2000 are hereby incorporated by reference to Exhibit 3 (ii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10) a. The Registrant’s 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

(10) b. Amendment No. 1 to the 1992 Employee Stock Option Plan is hereby incorporated by reference to Exhibit (10) b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*(10) c. The form of Incentive Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

*(10) d. The form of Stock Option Agreement being utilized under the 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740. >

*(10) e. The Registrant's Amended 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 filed June 15, 1999, under Registration No. 333-80683.

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

*(10) j. The Saratoga Bancorp 1994 Stock Option Plan (Amended) is hereby incorporated by reference to Exhibit (10) j. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) k. Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Stock Option Agreement for Outside Directors is hereby incorporated by reference to Exhibit (10) k. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) l. Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10) m. Amendment No. 1 To Employment Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000 is hereby incorporated by reference to Exhibit (10) m. of Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

*(10) n. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

*(10) o. Amendment No. 1 To Employment Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000 is hereby incorporated by reference to Exhibit (10) o. of Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

*(10) s. Form of Director Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively, is hereby incorporated by reference to Exhibit (10) q. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) t. Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively, is hereby incorporated by reference to Exhibit (10) r. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) u. Form of Director Surrogate Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) s. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) v. Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) t. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) w. Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) u. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) x. Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) v. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) y. Richard L. Mount Executive Supplemental Compensation Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) w. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) z. Richard L. Mount Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) x. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) aa. Richard L. Mount Executive Benefits Agreement dated June 18, 1999 is hereby incorporated by reference to Exhibit (10) y. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) ab. Form of Executive Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and James R. Kenny, Eugene E. Blakeslee, Frederic A. Charpiot, Margo Culcasi and Judith Doering Nielsen, respectively, is hereby incorporated by reference to Exhibit (10) z. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10) ac. Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and James R. Kenny, Eugene E. Blakeslee, Frederic A. Charpiot, Margo Culcasi and Judith Doering Nielsen, respectively, is hereby incorporated by reference to Exhibit (10) aa. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10) ad. Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and each of Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., F. Jack Gorry, Arthur K. Lund, Richard L. Mount, Louis Oneal, Diane Rubino, Gary S. Vandeweghe and Douglas L. Shen, D.D.S. is hereby incorporated by reference to Exhibit (10) ab. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10) ae. Form of Director Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., Robert G. Egan, F. Jack Gorry, Arthur K. Lund, V. Ronald Mancuso, D.D.S., Richard L. Mount, Louis Oneal, Diane Rubino, Gary S. Vandeweghe and Douglas L. Shen, D.D.S., respectively, is hereby incorporated by reference to Exhibit (10) ae. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

* Indicates management contract or compensation plan or arrangement. (b) Reports on Form 8-K

On June 26, 2001, the Company filed a Current Report on Form 8-K by which it filed its press release concerning the proposed merger of the Company with Greater Bay Bancorp, and the Agreement and Plan of Reorganization and the Stock Option Agreement between the Company and Greater Bay Bancorp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SJNB FINANCIAL CORP.
(Registrant)

                                            /s/ James R. Kenny
                                                 James R. Kenny
                                                 President and
                                                 Chief Executive Officer
                                            /s/ Eugene E. Blakeslee
                                                 Eugene E. Blakeslee
                                                 Executive Vice President and
                                                 Chief Financial Officer (Chief Accounting Officer)

SJNB Financial Corp.

Form 10-Q

Exhibits

June 30, 2001

The following exhibits are filed as part of this report:

(2) a. Agreement and Plan of Merger by and among the Registrant, Saratoga Bancorp and Saratoga National Bank, dated as of August 27, 1999, is hereby incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 as filed on October 14, 1999, under Registration No. 333-89013.

(2) b. Agreement and Plan of Reorganization by and between the Registrant and Greater Bay Bancorp, dated as of June 25, 2001, is hereby incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K as filed on June 26, 2001.

(2) c. Stock Option Agreement, dated as of June 25, 2001, between the Registrant and Greater Bay Bancorp is hereby incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K as filed on June 26, 2001.

(3) (i). The Registrant’s restated Articles of Incorporation are hereby incorporated by reference from Exhibit (3) (i) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

3) (ii). The Registrant’s Restated Bylaws as of February 23, 2000 are hereby incorporated by reference to Exhibit 3 (ii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) a. The Registrant’s 1992 Employee Stock Option Plan is hereby incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, as filed on September 4, 1992, under Registration No. 33-51740.

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

*(10) j. The Saratoga Bancorp 1994 Stock Option Plan (Amended) is hereby incorporated by reference to Exhibit (10) j. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) k. Forms of Incentive Stock Option Agreement, Non-Statutory Stock Option Agreement and Non-Statutory Stock Option Agreement for Outside Directors is hereby incorporated by reference to Exhibit (10) k. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) l. Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) m. of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

*(10) m. Amendment No. 1 To Employment Agreement between James R. Kenny and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000 is hereby incorporated by reference to Exhibit (10) m. of Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

*(10) n. Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated March 27, 1996 is hereby incorporated by reference to Exhibit (10) n. of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

*(10) o. Amendment No. 1 To Employment Agreement between Eugene E. Blakeslee and SJNB Financial Corp. and San Jose National Bank dated October 6, 2000 is hereby incorporated by reference to Exhibit (10) o. of Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

*(10) s. Form of Director Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively, is hereby incorporated by reference to Exhibit (10) q. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) t. Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Robert G. Egan, John F. Lynch III and V. Ronald Mancuso, respectively, is hereby incorporated by reference to Exhibit (10) r. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) u. Form of Director Surrogate Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) s. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) v. Form of Director Surrogate Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Victor E. Aboukhater and William D. Kron, respectively, is hereby incorporated by reference to Exhibit (10) t. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) w. Form of Officer Supplemental Compensation Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) u. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) x. Form of Officer Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 between Saratoga National Bank and Earl Lanna, Mary Rourke, Sandra Swenson, Barbara Resop and Cathe Franklin, respectively, is hereby incorporated by reference to Exhibit (10) v. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) y. Richard L. Mount Executive Supplemental Compensation Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) w. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) z. Richard L. Mount Life Insurance Endorsement Method Split Dollar Plan Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) x. of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) aa. Richard L. Mount Executive Benefits Agreement dated June 18, 1999 is hereby incorporated by reference to Exhibit (10) y. of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

*(10) ab. Form of Executive Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and James R. Kenny, Eugene E. Blakeslee, Frederic A. Charpiot, Margo Culcasi and Judith Doering Nielsen, respectively, is hereby incorporated by reference to Exhibit (10) z. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10) ac. Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and James R. Kenny, Eugene E. Blakeslee, Frederic A. Charpiot, Margo Culcasi and Judith Doering Nielsen, respectively, is hereby incorporated by reference to Exhibit (10) aa. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10) ad. Form of Endorsement Method Split Dollar Plan Agreement dated August 1, 2000 between San Jose National Bank and each of Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., F. Jack Gorry, Arthur K. Lund, Richard L. Mount, Louis Oneal, Diane Rubino, Gary S. Vandeweghe and Douglas L. Shen, D.D.S. is hereby incorporated by reference to Exhibit (10) ab. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*(10) ae. Form of Director Supplemental Compensation Agreement dated June 1, 2000 between San Jose National Bank and Ray S. Akamine, Robert A. Archer, Albert V. Bruno, Rod Diridon, Sr., Robert G. Egan, F. Jack Gorry, Arthur K. Lund, V. Ronald Mancuso, D.D.S., Richard L. Mount, Louis Oneal, Diane Rubino, Gary S. Vandeweghe and Douglas L. Shen, D.D.S., respectively, is hereby incorporated by reference to Exhibit (10) ae. of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

* Indicates management contract or compensation plan or arrangement.