Form 10-Q/A
period 2001-06-30
SJNB FINANCIAL CORP
filed 2001-08-14
CIK 721161

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                         (Amendment No. 1 to Form 10-Q)

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                        For the transition period from     to

                         Commission File Number: 0-11771
                                                 --------

                              SJNB FINANCIAL CORP.
                              --------------------
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
------------------------------------------------------------------------------
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
Explanatory Note: The undersigned registrant hereby amends its Form 10-Q filed with the Securities and Exchange Commission for the Quarter ended June 30, 2001 to include the date, which was inadvertently omitted, on the signature page thereof.
                                                     TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS
------

SJNB FINANCIAL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
         Condensed Consolidated Balance Sheets                                3
         Condensed Consolidated Statements of Operations                      4
         Condensed Consolidated Statements of Shareholders' Equity            5
         Condensed Consolidated Statements of Cash Flows                      6
         Notes to Unaudited Condensed Consolidated Financial Statements       7

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------
          CONDITION AND RESULTS OF OPERATIONS                                 9

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
------
          MARKET RISK                                                         25

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                    26
------

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            26
------

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                      26
------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  26
------

Item 5.  OTHER INFORMATION                                                    27
------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     27
------

SIGNATURES                                                                    32

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
                                                                       ====================================================
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
         -------------------------------------------------------------------------------------------------------------------
                                                     Net      Average      Per Share      Net      Average     Per Share
                                                    Income     Shares       Amounts      Income     Shares      Amounts
         -------------------------------------------------------------------------------------------------------------------
         Net income and basic EPS                   $5,796     3,789          $1.53      $2,892     3,635          $0.80
                                                                        ================                     ===============
         Effect of stock option dilutive shares                  204                                  171

         ----------------------------------------------------------------              -----------------------
         Diluted earnings per share                 $5,796     3,993          $1.45      $2,892     3,806          $0.76
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
===============================================================                       ==============
Liabilities and Shareholders' equity
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                           $78,480         354      1.81       $82,322           562     2.75
    Money market and savings                          155,795       1,207      3.11       151,601         1,592     4.22
    Certificates of deposit:
      Less than $100                                   66,035         922      5.60        59,289           851     5.77
      $100 or more                                    135,010       1,715      5.10       128,524         1,775     5.55
----------------------------------------------------------------------------          ---------------------------
        Total certificates of deposits                201,045       2,637      5.26       187,813         2,626     5.62
----------------------------------------------------------------------------          ---------------------------
Other borrowings                                       32,624         478      5.88        33,643           554     6.62
----------------------------------------------------------------------------          ---------------------------
       Total interest-bearing liabilities             467,944       4,676      4.01       455,379         5,334     4.71
----------------------------------------------------------------------------          ---------------------------
Noninterest-bearing demand deposits                   117,867                             109,108
Accrued interest payable and
  other liabilities                                     8,190                               7,251
---------------------------------------------------------------                       --------------
      Total liabilities                               594,001                             571,738
---------------------------------------------------------------                       --------------
Shareholders' equity                                   71,459                              55,453
---------------------------------------------------------------                       --------------
       Total Liabilities and Shareholders' equity    $665,460                            $627,191
                                        ===============--------------     =============--------------
Net interest income and margin (7)                                 $8,440      5.54%                     $8,692     6.05%
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
----------------------------------------------------------------------------------------------------------------------
                                                     Average               Average    Average               Average
Assets                                               Balance    Interest  Yield (1)   Balance    Interest  Yield (1)
----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans and leases, net (2)                           $468,487   $22,621     9.74%    $408,015     $21,603   10.65%
  Securities available for sale:
    Taxable (3)                                        104,653     3,397     6.55       94,225       3,078    6.57
    Nontable   (4)                                      17,094       695     8.20          436          20    9.22
  Securities held to maturity:
    Taxable (5)                                           ----      ----     ----        3,610         140    7.80
    Nontaxable (6)                                        ----      ----     ----       17,829         738    8.32
  Money market investments                              19,618       489     5.03       35,115       1,073    6.14
  Interest-bearing due from banks                          638        14     4.43        1,869          52    5.60
Interest rate hedging instruments                         ----       163     ----         ----        ----    ----
---------------------------------------------------------------------------         ------------------------
      Total interest-earning assets                    610,490    27,379     9.04      561,099      26,704    9.57
---------------------------------------------------------------------------         ------------------------
Allowance for loan and lease losses                     (7,676)                         (6,371)
Cash and non-interest bearing due from banks            24,127                          23,606
Other assets                                            33,401                          25,990
Core deposit intangibles and
  goodwill, net                                          2,848                           3,496
---------------------------------------------------------------                     -------------
      Total Assets                                    $663,190                        $607,820
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
                                               =================-------------         ============------------
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

Other Expenses

The following schedule summarizes the major categories of expense as a percentage of average assets on an annualized basis for the three months and six months ended June 30, 2001 and 2000:

OTHER EXPENSES AS A PERCENT OF AVERAGE ASSETS
(dollars in thousands)

                                            Quarter ended June 30,                     Six months ended June 30,
                                 -------------------------------------------------------------------------------------------
                                          2001                  2000                  2001                   2000
                                  Amount   Percent (1)  AMOUNT   PERCENT (1)   Amount   Percent (1)   AMOUNT   PERCENT (1)
----------------------------------------------------------------------------------------------------------------------------
Salaries and benefits               $2,579    1.55%       $2,345    1.50%       $5,220     1.57%        $4,643      1.53%
Data processing                        208    0.13           180    0.11           428     0.13            347      0.11
Occupancy                              188    0.11           173    0.11           399     0.12            358      0.12
Furniture and equipment                168    0.10           168    0.11           355     0.11            336      0.11
Directors' and shareholders'           159    0.10           204    0.13           313     0.09            345      0.11
Client services paid by Bank           152    0.09           178    0.11           311     0.09            321      0.11
Business promotion                     132    0.08           131    0.08           258     0.08            263      0.09
Amortization of core deposit
  intangibles and goodwill              94    0.06           109    0.07           187     0.06            219      0.07
Legal and professional fees             94    0.06           203    0.13           160     0.05            340      0.11
Merger costs                          ----    ----          ----    ----          ----     ----          3,424      1.13
Other                                  523    0.31           425    0.28         1,037     0.31            970      0.32
----------------------------------------------------------------------------------------------------------------------------
     Total                          $4,297    2.58%       $4,116    2.63%       $8,668     2.61%       $11,566      3.81%
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
                                                                                               Predeter-
                                      Balances at                   One year                      mined       Floating
                                       June 30,        One year      to five      Over five     interest      interest
(dollars in thousands)                   2001          or less        years         years         rates        rates
--------------------------------------------------------------------------------------------------------------------------
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

Management conducts an ongoing evaluation and review of the loan and lease portfolio in order to identify potential nonperforming loans and leases. Management considers loans and leases which are classified for regulatory purposes, and loans and leases which are graded as classified by the Bank’s outside loan review consultant and internal personnel, as to whether they (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credit information about which management is aware which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on such reviews as of June 30, 2001, management has identified a lease in the amount of $180 with respect to which known information causes management to have serious doubts about the borrowers’ abilities to comply with present repayment terms, such that the lease might subsequently be classified as nonperforming and subject to possible loss. The Bank is in the process of repossessing the equipment relating to the lease and is pursuing the guarantor. Based on the estimated realizable value of the equipment, the potential loss could be approximately $100, assuming that the guarantor is unable to meet demands for payment. In addition, one commercial customer with a loan in the amount of approximately $600 is currently in violation of certain loan covenants and management is currently negotiating with the customer as to the status of the borrower’s credit agreement; however, it is not known what further action will be required. Changes in world, national or local economic conditions or specific industry segments (including declining exports), rising interest rates, declines in real estate values, energy cost increases, declines in securities markets and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and leases and the value of real estate and other collateral securing such loans and leases. In addition, see “Forward-looking Information.”

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

The Class III directors continuing in office until the 2002 Annual Meeting of Shareholders are Victor E. Aboukhater, Robert A. Archer, James R. Kenny, Diane P. Rubino and Gary S. Vandeweghe. The Class I directors continuing in office until the 2003 Annual Meeting of Shareholders are Albert V. Bruno, F. Jack Gorry, William D. Kron, V. Ronald Mancuso, Richard L. Mount and Louis Oneal.

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

SJNB FINANCIAL CORP.
(Registrant)

Date:  August 13, 2001              /s/James R. Kenny
                  ------------------------------------
                                    James R. Kenny
                                    President and
                                    Chief Executive Officer
Date:   August 13, 2001             /s/Eugene E. Blakeslee
  ------------------------------------
                                    Eugene E. Blakeslee
                                    Executive Vice President and
                                    Chief Financial Officer (Chief Accounting Officer)

SJNB Financial Corp.

Form 10-Q/A

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

        (2) b. Agreement and Plan of Reorganization by and between the Registrant and Greater Bay Bancorp, dated as of June 25, 2001, is hereby incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K as filed on June 26, 2001.

        (2) c. Stock Option Agreement, dated as of June 25, 2001, between the Registrant and Greater Bay Bancorp is hereby incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K as filed on June 26, 2001.

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

        *(10) y. Richard L. Mount Executive Supplemental Compensation Agreement dated September 24, 1998 is hereby incorporated by reference to Exhibit (10) w. of the Registrant's Annual Report in Form 10-K for the fiscal year ended December 31, 1999.

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